Form 10-Q
period 2015-06-30
OPGEN INC
filed 2015-08-14
CIK 1293818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37367

OPGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

708 Quince Orchard Road, Suite 250, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (240) 813-1260

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

12,537,454 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of July 31, 2015.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the commercialization of our current Acuitas® MDRO test products and completed development and commercialization of our Acuitas Lighthouse™ MDRO Management System products and services;
•	integration of the operations of AdvanDx, Inc. acquired by merger on July 14, 2015;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	changes in laws or regulations applicable to our business, including potential regulation by the FDA;
•	our ability to develop and commercialize new products and the timing of commercialization;
•	our liquidity and working capital requirements, including our long-term future cash requirements beyond the next 12 months; and
•	our expectations regarding future revenue and expenses.

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

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to this quarterly report on Form 10-Q, including the factors described in “Part II. Item 1A. Risk Factors,” as well as our quarterly report on Form 10-Q for the period ended March 31, 2015 filed with the United States Securities and Exchange Commission, or SEC, on June 18, 2015. Other risks may be described from time to time in our filings made under the securities laws. New risks emerge from time to time. It is not possible for our management to predict all risks. All forward-looking statements in this quarterly report on Form 10-Q speak only as of the date made and are based on our current beliefs and expectations. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

 OpGen, Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$10,215,809	$749,517
Accounts receivable, net	214,043	503,983
Inventory, net	347,463	369,742
Prepaid expenses and other current assets	490,201	90,233
Total current assets	11,267,516	1,713,475

Property and equipment, net	483,147	587,956
Deferred IPO issuance costs	-	296,041
Other noncurrent assets	46,380	57,459
Total assets	$11,797,043	$2,654,931

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities
Accounts payable	$1,115,859	$1,160,081
Accrued compensation and benefits	702,692	423,099
Accrued liabilities	583,851	993,657
Deferred revenue	234,508	339,171
Short term notes payable	2,500	1,505,000
Current maturities of long-term capital lease obligation	118,579	100,499
Short-term convertible notes, net of discounts	-	1,500,000
Total current liabilities	2,757,989	6,021,507

Long-term capital lease obligations and other noncurrent liabilities	210,758	134,149
Total liabilities	2,968,747	6,155,656

Commitments and contingencies (Note 10)

Redeemable convertible preferred stock
Series A redeemable convertible preferred stock, $.01 par value; 6,000,000 shares authorized; 3,999,864 shares issued and outstanding at December 31, 2014 (none at June 30, 2015); aggregate liquidation preference of $7,999,728 at December 31, 2014 (none at June 30, 2015)	-	4,564,899
Total redeemable convertible preferred stock	-	4,564,899

Stockholders' equtiy (deficit)
Common stock, $.01 par value; 200,000,000 shares authorized; 10,719,272 and 493,178 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	107,193	4,932

Additional paid-in capital	113,447,153	88,701,737
Accumulated deficit	(104,726,050)	(96,772,293)
Total stockholders' equity (deficit)	8,828,296	(8,065,624)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$11,797,043	$2,654,931

See accompanying notes to unaudited condensed financial statements.

OpGen, Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Product sales	$319,171	$272,538	$503,350	$572,713
Laboratory services	28,195	121,899	63,436	291,149
Collaborations revenue	27,780	677,780	280,560	1,305,560
Total revenue	375,146	1,072,217	847,346	2,169,422

Operating expenses
Cost of products sold	48,231	65,102	163,620	201,209
Cost of services	54,794	140,302	150,224	238,220
Research and development	999,699	1,247,077	2,108,301	2,199,868
General and administrative	1,420,219	523,120	2,079,611	1,078,073
Sales and marketing	905,767	546,581	1,929,796	1,094,053
Total operating expenses	3,428,710	2,522,182	6,431,552	4,811,423

Operating loss	(3,053,564)	(1,449,965)	(5,584,206)	(2,642,001)

Other income (expense)
Interest income	7,127	46	7,162	83
Interest expense	(1,632,974)	(6,935)	(1,729,371)	(15,137)
Change in fair value of derivative financial instruments	(679,173)	-	(647,342)	-
Total other income (expense)	(2,305,020)	(6,889)	(2,369,551)	(15,054)

Net loss	(5,358,584)	(1,456,854)	(7,953,757)	(2,657,055)

Preferred stock dividends	(72,767)	(172,738)	(244,508)	(283,553)
Net loss available to common stockholders	$(5,431,351)	$(1,629,592)	$(8,198,265)	$(2,940,608)

Net loss per common share - basic and diluted	$(0.84)	$(4.49)	$(2.35)	$(8.11)
Weighted average shares outstanding - basic and diluted	6,449,108	362,537	3,487,734	362,537

See accompanying notes to unaudited condensed financial statements.

OpGen, Inc.

Condensed Statements of Cash Flows

Six Months Ended June 30,

(unaudited)

	2015	2014
Cash flows from operating activities
Net loss	$(7,953,757)	$(2,657,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,227	320,372
Noncash interest expense	1,525,849	-
Share-based compensation	910,691	55,480
Inventory obsolescence expense (recovery)	18,223	(12,451)
Change in fair value of derivative financial instruments	647,342	-
Changes in operating assets and liabilities:
Accounts receivable	289,940	(235,395)
Inventory	4,056	(208,392)
All other assets	(308,042)	82,734
Accounts payable	238,426	(55,930)
Accrued compensation and other liabilities	(56,912)	(21,220)
Deferred revenue	(104,663)	128,435
Net cash used in operating activities	(4,581,620)	(2,603,422)

Cash flows from investing activities
Purchases of property and equipment	(25,673)	(34,699)
Net cash used in investing activities	(25,673)	(34,699)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	1,937,902
Proceeds from issuance of convertible notes and warrants, net of issuance costs	1,388,815	-
Proceeds from issuance of short-term notes, net of issuance costs	750,000	-
Proceeds from exercise of stock options and warrants	102	-
Proceeds from initial public offering, net of issuance costs paid in 2015	12,142,526	-
Payments on debt	(152,500)	(2,500)
Payments on capital lease obligations	(55,358)	(55,494)
Net cash provided by financing activities	14,073,585	1,879,908

Net (decrease) increase in cash and cash equivalents	9,466,292	(758,213)
Cash and cash equivalents at beginning of period	749,517	1,400,345
Cash and cash equivalents at end of period	$10,215,809	$642,132

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$203,163	$20,257

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment purchased through capital leases	$76,745	$-
Exchange of demand note for convertible debt	$300,000	$-
Exchange of demand notes for IPO units sold in initial public offering	$2,100,000	$-
Conversion of convertible notes into Series A preferred stock	$3,000,000	$-
Conversion of Series A preferred stock into common shares	$8,183,661	$-

See accompanying notes to unaudited condensed financial statements.

Notes to Unaudited Condensed Financial Statements
June 30, 2015

Note 1 - Organization

OpGen, Inc., or the Company, was incorporated in Delaware in 2001. The Company’s headquarters and principal operations are in Gaithersburg, Maryland. The Company operates in one business segment.

The Company is an early-stage company using rapid molecular testing and bioinformatics to assist healthcare providers to combat multi-drug resistant infections, or MDROs, as well as providing products and services for Whole Genome Mapping and analysis of microbial, plant, animal and human genomes for life sciences applications. The Company’s lead MDRO product is its Acuitas® MDRO Gene Test, a CLIA lab-based test that provides a profile of MDRO resistant genes from patients screened for colonization or infection. In addition, the Company has more than ten years of experience mapping microbial and other genomes using its proprietary Whole Genome Mapping technology and providing related products and services to customers.

In July 2015, the Company acquired AdvanDx, Inc. for 681,818 shares of common stock with a value of $2.6 million, based on the closing price of our common stock of $3.79 per share on July 13, 2015 (see Note 11).

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

Note 2 – Liquidity and management’s plans

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The Company raised significant funds in 2013, 2014 and 2015, including:

•	$4.0 million in two Series A Preferred Stock offerings during 2014 and 2013,
•	$1.5 million through the issuance of convertible notes in 2014,
•	$2.3 million in short-term demand notes in 2015 and 2014 (in the first quarter of 2015, $0.3 million of demand notes, held by an entity controlled by our chief executive officer, were settled as partial payment for a 2015 convertible note),
•	$0.2 million in unsecured promissory note held by a related party (which was repaid in cash during the second quarter 2015),
•	$1.5 million through the issuance of convertible notes in 2015, and
•	$12.1 million in net proceeds from its initial public offering, or IPO, as discussed further below.

On May 8, 2015, the Company completed its IPO pursuant to which the Company offered and sold 2,850,000 units, each consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was satisfied by exchanging outstanding demand notes. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds to the Company was $12.1 million. On the IPO closing date, the underwriters exercised their over-allotment option to acquire an additional 422,500 stock purchase warrants. In connection with the IPO, all of the Company’s outstanding Series A Preferred Stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

In July 2015, the Company acquired AdvanDx, Inc. for 681,818 shares of common stock with a value of $2.6 million (based on the closing price of our common stock of $3.79 per share on July 13, 2015), and raised $6.0 million by issuing 1,136,364 shares of common stock (with a value of $5.0 million at $4.40 per share) and a $1.0 million promissory note to Merck Global Health Innovation Fund, LLC, or Merck GHI (see Note 11).

The Company’s current operating assumptions, which include management’s best estimate of future revenue and operating expenses, indicate that current cash on hand (including the $6.0 million from Merck GHI) will be sufficient to fund operations through at least the end of 2015. In the event the Company is unable to successfully raise additional capital in 2016, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing, or pursue other strategic alternatives which may include licensing and/or partnering arrangements or mergers and acquisitions. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Summary of significant accounting policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited. These unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2014. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements included in the Company’s registration statement on Form S-1 and, in the opinion of management, reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015 and the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014. The interim condensed results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2014 balance sheet included herein was derived from the audited financial statements, but may not include all disclosures including notes required by GAAP for complete financial statements.

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

Accounts receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $79,697 as of June 30, 2015 and December 31, 2014.

At June 30, 2015, the Company had accounts receivable from five customers which individually represented 31%, 20%, 15%, 13% and 10% of total accounts receivable. At December 31, 2014, the Company had accounts receivable from two customers which individually represented 79%, and 15% of total accounts receivable.

Inventories

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	June 30, 2015	December 31, 2014

Raw materials and supplies	$96,450	$40,749
Work-in process	122,433	135,625
Finished goods	128,580	193,368
Total	$347,463	$369,742

Inventories include the Argus Whole Genome Mapping Systems, reagents and supplies used for Argus consumable kits, and cards used for the Argus Whole Genome Mapping System as well as in the sales of the Company’s laboratory services. Inventory reserve for obsolescence and expirations was $779,496 and $867,816 at June 30, 2015 and December 31, 2014, respectively.

Product warranty

A warranty reserve is established upon the sale of any Argus System or Whole Genome Mapping product that is covered by warranty based on the estimated cost of replacement parts during the warranty period. Warranty periods are twelve months. The reserve is adjusted during the warranty period to reflect the remaining estimated costs under the warranty. The reserve for warranties was $4,250 and $2,750 as of June 30, 2015 and December 31, 2014, respectively.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. An impairment loss would be measured as the amount by which the carrying value of the asset exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. During the three and six months ended June 30, 2015 and 2014, the Company determined that there were no impaired long-lived assets.

Redeemable convertible preferred stock

All shares of Series A redeemable convertible preferred stock, or Series A Preferred Stock (including those shares issued in connection with the conversion of the 2014 and 2015 convertible debt (see Note 6)), were converted into 7,374,852 shares of common stock in connection with the Company’s IPO (see Note 7).

Prior to the IPO, the carrying value of the Series A Preferred Stock was increased by the accretion of related discounts, issuance costs and accrued but unpaid dividends so that the carrying amount would equal the redemption amount at the dates the stock becomes redeemable. At December 31, 2014, the Company had 3,999,864 shares of Series A Preferred Stock, outstanding. The Series A Preferred Stock was redeemable at the option of the holders of 70% of the outstanding shares of Series A Preferred Stock, subject to certain additional requirements. The Company’s redeemable convertible preferred stock was classified as temporary equity due to redemptions provisions outside of the Company’s control.

Revenue recognition

The Company recognizes revenue primarily from sales of its Argus System, sales of extended warranty service contracts for the Argus System, providing laboratory services, and from “funded software development” arrangements with collaborative parties. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. At times, the Company sells products and services, or performs software development, under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative selling prices and revenue is then recognized for each unit based on its specific characteristics.

Amounts billed to customers for shipping and handling are included in revenue when the related product or service revenue is recognized. Shipping and handling costs are included in cost of sales.

Revenue from sales of the Argus System

When an Argus System is sold without the Genome Builder software, total arrangement consideration is recognized as revenue when the system is delivered to the customer. Ancillary performance obligations, including installation, limited customer training and limited consumables, are considered inconsequential and are combined with the Argus System as one unit of accounting.

When an Argus System is sold with the Genome Builder software in a multiple-element arrangement, total arrangement consideration is allocated to the Argus System and to the Genome Builder software based on their relative selling prices. Selling prices are determined based on sales of similar systems to similar customers and, where no sales have occurred, on management’s best estimate of the expected selling price relative to similar products. Revenue related to the Argus System is recognized when it is delivered to the customer; revenue for the Genome Builder software is recognized when it is delivered to the customer.

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

Revenue from providing laboratory services

The Company recognizes revenue associated with laboratory services contracts when the service has been performed and reports are made available to the customer.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) restricted stock units (in 2014), (iii) stock purchase warrants, and (iv) prior to the IPO, convertible preferred stock and convertible debt, exercisable or exchangeable into common stock which have been excluded from the computation of diluted loss per share, was 5.4 million and 4.2 million for the six and three months ended June 30, 2015 and 2014, respectively. The Company’s convertible preferred stock, prior to its conversion, contained non-forfeitable rights to dividends, and therefore was considered to be a participating security; the calculation of basic and diluted income (loss) per share excludes net income (but not net loss) attributable to the convertible preferred stock from the numerator and excludes the impact of those shares from the denominator in periods prior to the IPO.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The standard is effective for the Company’s reporting year beginning January 1, 2018 and early adoption is permitted starting January 1, 2017. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

Financial assets and liabilities measured at fair value on a recurring basis

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the hierarchy. The following tables present the fair value hierarchy for the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Fair value at
	June 30, 2015	Level 1	Level 2	Level 3
Cash and cash equivalents	$10,215,809	$10,215,809	$-	$-

	Fair value at
	December 31, 2014	Level 1	Level 2	Level 3
Cash and cash equivalents	$749,517	$748,048	$1,469	$-

The Company’s Level 1 securities primarily consist of cash and cash equivalents, including money market funds and U.S Treasury Notes; the Company determines the estimated fair value for its Level 1 securities using quoted (unadjusted) prices for identical assets or liabilities in active markets.

Prior to its IPO, certain stock purchase warrants contained cash settlement features and, accordingly, the Company considered them to be derivative financial instruments and accounted for them at fair value using level 3 inputs. As a result of the Company’s IPO and elimination of the cash settlement features pursuant to their terms, those stock purchase warrants were reclassified to equity. For periods prior to the IPO, the Company determined the fair value of these derivative liabilities using a hybrid valuation method that consisted of a probability weighted expected return method that values the Company’s equity securities assuming various possible future economic outcomes while using an option pricing method (that treated all equity linked instruments as call options on the Company’s equity value with exercise prices based on the liquidation preference of the Series A Preferred Stock ) to estimate the allocation of value within one or more of the scenarios. Using this hybrid method, unobservable inputs included the Company’s equity value, the exercise price for each option value, expected timing of possible economic outcomes such as initial public offering, risk free interest rates and stock price volatility. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015:

Description	Balance at December 31, 2014	Established in 2015	Change in Fair Value	Reclassifed to Equity	Balance at June 30, 2015

Derivative warrant liability	$-	$72,333	$647,342	$(719,675)	$-

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets, at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the periods ended June 30, 2015 and 2014.

Note 5 – Series A redeemable convertible preferred stock

All shares of Series A Preferred Stock (including those shares issued in connection with the conversion of the 2014 and 2015 convertible debt (see Note 6)) were converted into 7,374,852 shares of common stock in connection with the Company’s IPO (see Note 7). Prior to the Company’s IPO, the Series A Preferred Stock was classified as temporary equity due to redemption provisions outside of the Company’s control.

The Company issued 1,999,864 shares of Series A Preferred Stock in December 2013 at $1.00 per share in exchange for $1,999,864 in convertible promissory notes. In February 2014, the Company sold 1,405,096 shares of Series A Preferred Stock for gross proceeds of $1,405,096. In April 2014, the Company sold an additional 594,904 shares of Series A Preferred Stock for gross proceeds of $594,904. At December 31, 2014, the Company had a total of 3,999,864 shares of Series A Preferred Stock outstanding, convertible into 3,999,864 shares of common stock.

The holders of the Series A Preferred Stock had the right to receive non-cumulative dividends, at a rate of 8% per annum, when and if declared by the Board of Directors. The Series A Preferred Stock had preference of payment over all other classes and series of capital stock of the Company with respect to dividends, payment on liquidation and payment on redemption. The liquidation and redemption preferences were at two times the Series A Preferred Stock purchase price. The Series A Preferred Stock holders were entitled to vote on all matters that come to stockholders on an as-converted basis with holders of the common stock. In addition, the Series A Preferred Stock had broad based anti-dilution rights.

The holders of Series A Preferred Stock had the right to convert such shares, at their option and at any time, into shares of common stock at the then-applicable conversion rate, as defined. The initial conversion rate was one common share for each preferred share, which could be adjusted for specified dilutive transactions. Beginning in December 2020, the Company may have been obligated to redeem shares of Series A Preferred Stock, if requested, by holders of at least 70% of the then-outstanding shares of preferred stock. The redemption, if requested, would have taken place in three equal annual installments. Series A Preferred Stock would have been redeemed at two times the original issue price per share plus all accrued and unpaid dividends. The redemptions were subject to certain equity adjustments for specified anti-dilution transactions, as defined.

Note 6 - Debt

All the Company’s outstanding demand notes and convertible notes was exchanged for units in the Company’s IPO or otherwise was converted into Series A Preferred Stock and subsequently converted into shares of common stock in connection with the IPO. A short-term 8% promissory note for $150,000 issued in April 2015 was repaid in cash in June 2015. As of June 30, 2015, the Company has a total of $2,500 debt outstanding.

Demand notes

In the fourth quarter of 2014 and first quarter of 2015, the Company raised $2.3 million through the issuance of short-term demand notes. In the first quarter of 2015, $0.3 million of demand notes, held by an entity controlled by our chief executive officer, were settled as partial payment for a 2015 convertible note. All outstanding demand notes were tendered as payment for 350,000 units in the Company’s IPO (see Note 7). Prior to settlement, the demand notes bore interest at 8% per annum, had a first priority security interest in the assets of the Company, and a term of approximately four months.

2014 convertible debt

In July, August and September 2014, the Company raised $1.5 million through the issuance of convertible debt. All outstanding 2014 convertible debt was converted into Series A Preferred Stock and then into 1,500,000 shares of common stock in connection with the Company’s IPO (see Note 7). Prior to its conversion, the debt was convertible, at the option of the holders or in certain cases at the Company’s option, into shares of Series A Preferred Stock or other potential equity securities, bore interest at 8% and was due in full on July 11, 2015.

2015 convertible debt

In February and March 2015, the Company raised $1.5 million in capital through the issuance of 8% secured convertible notes with detachable stock purchase warrants. All outstanding 2015 convertible debt was converted into Series A Preferred Stock and then into 1,875,000 shares of common stock in connection with the Company’s IPO (see Note 7). Prior to its conversion, the 2015 convertible notes were pre-payable by the Company without penalty at any time following the three-month anniversary of the closing of the IPO (provided that before the six-month anniversary of the closing of an IPO, the 2015 convertible notes could only be prepaid out of newly issued capital subsequent to the IPO), and were puttable by the holder to the Company in the event of a defined default. The 2015 convertible notes were each convertible, at the election of the holder, into (i) shares of Series A Preferred Stock, at a conversion rate of 1.25 shares of Series A Preferred Stock for each $1.00 converted if the conversion occurs prior to closing of an IPO, or (ii) shares of common stock at a conversion rate of one share of common stock for each $1.00 converted if the conversion occurs after the closing of an IPO.

The conversion option embedded in the convertible notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in an additional debt discount) at issuance. After allocation of the gross proceeds to the detachable stock purchase warrants (discussed below) and beneficial conversion feature, the total debt discount recognized was equal to the face value of the 2015 convertible notes. Upon conversion in May 2015, the remaining unamortized beneficial conversion feature of approximately $1.5 million was charged to interest expense in the accompanying condensed statement of operations. Remaining unamortized deferred financing costs of $71,421 were also charged to interest expense upon conversion.

The 2015 convertible note holders also received detachable stock purchase warrants exercisable for 225,011 shares of common stock at 110% of the IPO price and exercisable only if the IPO occurred, and then exercisable beginning on the six-month anniversary of the closing of the IPO. Prior to the IPO, as a result of net settlement features, the stock purchase warrants were considered derivative liabilities, were initially recorded at fair value (resulting in a debt discount) and were marked-to-market at each balance sheet date through earnings. As a result of the elimination of the net settlement features in the IPO, the stock purchase warrants were marked to fair value of $0.7 million on May 8, 2015 and then reclassified to equity.

Note 7 - Stockholders’ equity (deficit)

Initial public offering

On May 8, 2015, the Company completed its IPO pursuant to which the Company offered and sold 2,850,000 units, each consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was satisfied by exchanging outstanding demand notes. After considering the demand notes, and underwriting discounts, commissions and offering expenses of $2.9 million (which were charged to additional paid in capital), the total net cash proceeds to the Company was $12.1 million. On the IPO closing date, the underwriters exercised a portion of their over-allotment option to acquire an additional 422,500 stock purchase warrants for cash of $4,225. In connection with the IPO, all of the Company’s outstanding Series A Preferred Stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

The stock purchase warrants issued as part of the units (including over-allotment option) are exercisable for 3,272,500 shares of common stock at $6.60 per share beginning six months after the closing of the IPO for five years, expiring on May 8, 2020. Additionally, the Company issued additional warrants to its investment bankers to purchase 185,250 shares of common stock, on the same terms as the warrants issued with the units. The warrants were valued using the Black-Scholes option pricing model and are classified as equity.

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

In April 2015, the Company adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan, or the 2015 Plan; the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s IPO. Following the effectiveness of the 2015 Plan, no further grants will be made under the 2002 or 2008 plans. The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for the grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants.

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2015, there remained 879,571 shares available for issuance under the 2015 Plan.

For the three months ended June 30, 2015 and 2014, the Company recorded $320,088 and $26,553, respectively, of stock compensation expense. For the six months ended June 30, 2015 and 2014, the Company recorded $910,691 and $55,480, respectively, of stock compensation expense. The allocation of share-based compensation expense by operating expenses is as follows:

	Three months ended June 30,
	2015	2014
Research and development	$70,228	$5,975
General and administrative	199,179	19,818
Sales and marketing	50,681	760
	$320,088	$26,553

	Six months ended June 30,
	2015	2014
Research and development	$106,684	$12,069
General and administrative	282,478	41,878
Sales and marketing	521,529	1,533
	$910,691	$55,480

During the six months ended June 30, 2015, the Company granted stock options to acquire 1,406,887 shares of common stock at a weighted average exercise price of $2.83 per share. The 2015 awards had a weighted average grant date fair value per share of $3.47. The Company has total stock options to acquire 1,704,959 shares of common stock outstanding at June 30, 2015.

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

Stock purchase warrants

The Company has total stock purchase warrants to acquire 3,716,355 and 33,594 shares of common stock outstanding at June 30, 2015 and December 31, 2014, respectively. In the first quarter of 2015, the Company issued 225,011 warrants in connection with the issuance of its 2015 convertible debt. In the second quarter of 2015 in connection with the Company’s IPO, the Company issued 3,457,750 stock purchase warrants to investors and to its investment bankers. As of June 30, 2015, the warrants are classified as equity.

Note 8 - Commitments and contingencies

Operating leases

During 2008, the Company relocated its headquarters to Gaithersburg, Maryland. The operating lease for that facility contained stated monthly rates with annual increases effective each anniversary date, and was scheduled to terminate in September 2012. In April 2011, this lease was modified and extended until September 2014; in March 2014, the Company extended the termination date to April 2015. On March 20, 2015, the Company extended the term of the existing lease by 69 months effective May 1, 2015, with one additional five-year renewal at the Company’s election. The Company is responsible for all utilities, repairs, insurance, and taxes under this operating lease. Rent expense under the Company’s operating leases for the six months ended June 30, 2015 and 2014 was $380,641 and $443,713, respectively. Rent expense in 2015 reflected a decrease in pass-through expenses from the landlord as compared to 2014. Effective July 1, 2015, the Company further modified its lease agreement to add additional leased space to its headquarters.

Capital leases

The Company leases computer equipment, office furniture, and equipment under various capital leases. The leases expire at various dates through 2018. The leases require monthly principal and interest payments.

Note 9 - License agreements, research collaborations and development agreements

The Company is a party to two license agreements to acquire certain patent rights and technologies. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees. The company re-negotiated one of its license agreements in April 2015 to reduce its annual minimum royalty arrangement and, therefore, the accompanying financial statements reflect $(44,526) and $24,298 of net royalty (income) expense for the three months ended June 30, 2015 and 2014, respectively and $(21,227) and $49,332 of net royalty (income) expense for the six months ended June 30, 2015 and 2014, respectively. In 2015, future minimum royalty fees are $20,000 under these agreements.

In September 2013, the Company entered into a technology development agreement in which the Company would receive fixed milestone payments for meeting development milestones under the agreement. Since the milestones are substantive, the Company recognizes revenue in the periods in which the substantive milestones are achieved; the Company attained sixteen milestones during 2014. In addition, the Company received an upfront payment of $250,000, which is recognized on a straight-line basis over the term of the technology development agreement. The Company recognized total revenue of $280,560 and $1,305,560 during the six months ended June 30, 2015 and 2014, respectively, and $27,780 and $677,780 during the three months ended June 30, 2015 and 2014, respectively, relating to this arrangement.

Note 10 - Related person transactions

In March 2014, the Company entered into a supply agreement with Fluidigm under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s Chief Executive Officer and Chair of the Board of Directors of the Company, is a director of Fluidigm. See Note 11.

Note 11 - Subsequent events

On July 12, 2015, the Company entered into a letter agreement, or the Agreement, with Fluidigm Corporation, or Fluidigm, to expand the companies' existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company's existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE marked diagnostic tests for the purpose of detecting resistome genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term is extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms.

On July 14, 2015, the Company completed the strategic acquisition of AdvanDx, Inc., or AdvanDx, through consummation of a merger transaction, or the Merger. Pursuant to an Agreement and Plan of Merger, or the Merger Agreement, a newly formed Merger Sub merged with and into AdvanDx, with AdvanDx surviving as a wholly owned subsidiary of the Company in accordance with the General Corporation Law of the State of Delaware. Under the terms of the Merger Agreement, the merger consideration consisted of an aggregate 681,818 shares of the Company's common stock with a value of $2.6 million (based on the closing sales price of our common stock of $3.79 per share on July 13, 2015), or the Merger Consideration, which Merger Consideration was distributed in accordance with the liquidation preferences set forth in the AdvanDx Restated Certificate of Incorporation, as amended. The issuance of the Merger Consideration was effected as a private placement of securities under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act, and Regulation D promulgated thereunder. The Company entered into a Registration Rights Agreement with the AdvanDx stockholders receiving Merger Consideration.

On July 14, 2015, as a condition to the AdvanDx merger, the Company also entered into a Common Stock and Note Purchase Agreement, or the Purchase Agreement, with Merck GHI, pursuant to which Merck GHI purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5,000,000. Pursuant to the Purchase Agreement, the Company also issued to Merck GHI a Senior Secured Promissory Note, or the Note, and collectively with the shares of common stock purchased, the "Securities," in the principal amount of $1,000,000 with a two-year maturity date from the date of issuance. The Company's obligations under the Note are secured by a lien on all of the Company's assets pursuant to the terms of a Security Agreement, dated as of July 14, 2015, by and among the Company and AdvanDx, as debtors, and Merck GHI as the secured party. The sale of the Securities was effected as a private placement transaction under Section 4(a)(2) of the Securities Act. The Company intends to use the proceeds from the sale of the Securities for working capital and other general corporate purposes, including funding AdvanDx’s capital requirements in 2015 and 2016.

In connection with the consummation of the issuance and sale of the Securities, the Company's Board of Directors elected David M. Rubin, Ph.D., managing director of Merck GHI to the Company's Board of Directors.

In connection with the Merger and the investment transactions, the Company also entered into a Registration Rights Agreement with the AdvanDx stockholders receiving Merger Consideration and with Merck GHI, pursuant to which the investors were granted certain demand registration rights and piggyback registration rights in connection with subsequent registered offerings of the Company's common stock. Merck GHI also received rights to participate on a pro-rata basis in future securities offerings by the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” as well as our Form 10-Q for the period ended March 31, 2015 filed with the SEC on June 18, 2015.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and raised significant funds in 2013, 2014 and in the first six months of 2015, including:

•	$4.0 million in two Series A Preferred Stock offerings during 2014 and 2013,
•	$1.5 million through the issuance of convertible notes in 2014,
•	$2.3 million in short-term demand notes in 2015 and 2014 (in the first quarter of 2015, $0.3 million of demand notes, held by an entity controlled by our chief executive officer, were settled as partial payment for a 2015 convertible note),
•	$0.2 million in unsecured promissory note held by a related party (which was repaid in cash during the second quarter 2015),
•	$1.5 million through the issuance of convertible notes in 2015, and
•	$12.1 million in net proceeds from its IPO, as discussed further below.

On May 8, 2015, the Company completed its IPO pursuant to which the Company offered and sold 2,850,000 units, each consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was satisfied by exchanging outstanding demand notes. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds to the Company was $12.1 million. On the IPO closing date, the underwriters exercised their over-allotment option to acquire an additional 422,500 stock purchase warrants. In connection with the IPO, all of the Company’s outstanding Series A Preferred Stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

On July 14, 2015, the Company completed the strategic acquisition of AdvanDx. Pursuant to the Merger Agreement, a newly formed Merger Sub merged with and into AdvanDx, with AdvanDx surviving as a wholly owned subsidiary of the Company in accordance with the General Corporation Law of the State of Delaware. Under the terms of the Merger Agreement, the Merger Consideration consisted of an aggregate 681,818 shares of the Company's common stock with a value of $2.6 million (based on the closing sales price of our common stock of $3.79 per share on July 13, 2015).

Also on July 14, 2015, as a condition to the AdvanDx merger, the Company entered into the Purchase Agreement with Merck GHI, pursuant to which Merck GHI purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5,000,000. Pursuant to the Purchase Agreement, the Company also issued to Merck GHI a Senior Secured Promissory Note in the principal amount of $1,000,000 with a two-year maturity date from the date of issuance. The Company's obligations under the note are secured by a lien on all of the Company's assets pursuant to the terms of a Security Agreement, dated as of July 14, 2015, by and among the Company and AdvanDx, as debtors, and Merck GHI as the secured party. The Company intends to use the proceeds from the sale of the securities for working capital and other general corporate purposes, including funding AdvanDx’s capital requirements in 2015 and 2016.

On July 14, 2015, the Company entered into a Registration Rights Agreement with Merck GHI and the AdvanDx stockholders who received Merger Consideration in the Merger, which will require the Company to register such shares of Company common stock for resale by such holders in the future.

Under the Purchase Agreement, Merck GHI has the right to participate in future securities offerings made by the Company. There is no assurance that Merck GHI will exercise such participation rights in the future.

The Company’s current operating assumptions, after the IPO and July 2015 acquisition of AdvanDx and the funding provided by Merck GHI, which include management’s best estimate of future revenue and operating expenses, indicate that current cash on hand will be sufficient to fund operations through at least the end of 2015. In the event the Company is unable to successfully raise additional capital in 2016, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing, or pursue other strategic alternatives which may include licensing and/or partnering arrangements or mergers and acquisitions.

Results of operations for the six months ended June 30, 2015 and 2014

Revenues

	Six months ended June 30,
	2015	2014
Product sales	$503,350	$572,713
Laboratory services	63,436	291,149
Collaboration revenue	280,560	1,305,560
Total revenue	$847,346	$2,169,422

Our total revenue for the six months ended June 30, 2015 decreased 61%, to $0.8 million from $2.2 million, when compared to the same period in 2014. This decrease is primarily attributable to:

•	Product Sales: a decrease in revenue of 12% in 2015 as compared to 2014 is attributable to a reduction in the sale of our Argus products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products;
•	Laboratory Services: a decrease in revenue of 78% in 2015 as compared to 2014 as a result of a reduction in sales of mapping products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products; and
•	Collaborative Revenue: a decrease in revenue generated under certain Collaborative Arrangements of 79% in 2015 as compared to 2014 as a result of nearing completion of a technology development agreement.

The Company expects revenues for the year ending December 31, 2015 to remain below 2014 levels as a result of a strategic shift from Argus and Whole Genome Mapping product sales and collaborations to a focus on Acuitas MDRO test products and Acuitas Lighthouse Management System products and services.

Operating expenses

	Six months ended June 30,
	2015	2014

Cost of products sold	$163,620	$201,209
Cost of services	150,224	238,220
Research and development	2,108,301	2,199,868
General and administrative	2,079,611	1,078,073
Sales and marketing	1,929,796	1,094,053
Total operating expenses	$6,431,552	$4,811,423

The Company’s total operating expenses for the six months ended June 30, 2015 increased 34%, to $6.4 million from $4.8 million, when compared to the same period in 2014. This increase is primarily attributable to:

•	General and Administrative: an increase in expenses in 2015 primarily due to salaries of $0.4 million, public company costs of $0.4 million and share-based compensation costs of $0.2 million; and
•	Sales and Marketing: an increase in expenses in 2015 primarily due to clinical outcome cost benefit studies costs of $0.4 million, and share-based compensation costs of $0.5 million.

The Company expects that operating expenses will remain level for the remainder of 2015 as compared to the first six months of 2015.

Other income (expense)

	Six months ended June 30,
	2015	2014

Interest income	$7,162	$83
Interest expense	(1,729,371)	(15,137)
Change in fair value of derivative financial instruments	(647,342)	-
Total other income (expense)	$(2,369,551)	$(15,054)

Other income (expense) for the six months ended June 30, 2015 increased to a net expense of ($2.4 million) from a net expense of ($15,054) in 2014, and was primarily the result of $1.5 million of non-cash interest expense related to the conversion of our convertible notes in May 2015 and the final mark-to-market adjustment related to our warrant liabilities, which were reclassified to stockholders’ on May 8, 2015 when their net cash-settlement features lapsed.

Results of operations for the three months ended June 30, 2015 and 2014

Revenues

	Three months ended June 30,
	2015	2014
Product sales	$319,171	$272,538
Laboratory services	28,195	121,899
Collaboration revenue	27,780	677,780
Total revenue	$375,146	$1,072,217

Our total revenue for the three months ended June 30, 2015 decreased 65%, to $0.4 million from $1.1 million, when compared to the same period in 2014. This decrease is primarily attributable to:

•	Product Sales: an increase in revenue of 17% in 2015 as compared to 2014 was primarily due to a whole genome mapping system sale;
•	Laboratory Services: a decrease in revenue of 77% in 2015 as compared to 2014 as a result of a reduction in sales of mapping products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products; and
•	Collaborative Revenue: a decrease in revenue generated under certain Collaborative Arrangements of 96% in 2015 as compared to 2014 as a result of nearing completion of a technology development agreement.

The Company expects revenues for the year ending December 31, 2015 to remain below 2014 levels as a result of a strategic shift from Argus and Whole Genome Mapping product sales and collaborations to a focus on Acuitas MDRO test products and Acuitas Lighthouse Management System products and services.

Operating expenses

	Three months ended June 30,
	2015	2014

Cost of products sold	$48,231	$65,102
Cost of services	54,794	140,302
Research and development	999,699	1,247,077
General and administrative	1,420,219	523,120
Sales and marketing	905,767	546,581
Total operating expenses	$3,428,710	$2,522,182

The Company’s total operating expenses for the three months ended June 30, 2015 increased 36%, to $3.4 million from $2.5 million, when compared to the same period in 2014. This increase is primarily attributable to:

•	Research and Development: a decrease in expenses of $0.2 million primarily due to a reduction in outsourced software development;
•	General and Administrative: an increase in expenses of $0.9 million primarily due to salary and consulting expenses of $0.3 million, public company costs of $0.4 million and share-based compensation costs of $0.2 million; and
•	Sales and Marketing: in increase in expenses of $0.4 million primarily due to clinical outcome cost benefit studies.

Other income (expense)

	Three months ended June 30,
	2015	2014

Interest income	$7,127	$46
Interest expense	(1,632,974)	(6,935)
Change in fair value of derivative financial instruments	(679,173)	-
Total other income (expense)	$(2,305,020)	$(6,889)

Other income (expense) for the three months ended June 30, 2015 increased to a net expense of ($2.3 million) from a net expense of ($6,889) in 2014, and was primarily the result of $1.5 million of non-cash interest expense related to the conversion of our convertible notes in May 2015 and the final mark-to-market adjustment related to our warrant liabilities, which were reclassified to stockholders’ on May 8, 2015 when their net cash-settlement features lapsed.

Liquidity and capital resources

At June 30, 2015, the Company had cash and cash equivalents of $10,215,809, compared to $749,517 at December 31, 2014.

During the first six months of 2015, the Company raised $0.6 million in short-term demand notes, $0.2 million through the issuance of an unsecured promissory note, and $1.5 million through the issuance of convertible notes. In May 2015, the Company completed its IPO pursuant to which the Company offered and sold 2,850,000 units, each consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was satisfied by exchanging outstanding demand notes. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds to the Company was $12.1 million. In connection with the IPO, all of the Company’s outstanding Series A Preferred Stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

The Company’s primary cash requirements are to fund operations as well as research and development programs and collaborations, including those related to AdvanDx acquired in July 2015, and to support general and administrative activities, and to fund acquisitions of products or businesses. The Company’s current operating assumptions, after the IPO and July acquisition of AdvanDx and the funding provided by Merck GHI, which include management’s best estimate of future revenue and operating expenses, indicate that current cash on hand will be sufficient to fund operations through at least the end of 2015. The Company does not currently have any bank credit lines. In the event the Company is unable to successfully raise additional capital in 2016, the Company may not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing, or pursue other strategic alternatives which may include licensing and/or partnering arrangements or mergers and acquisitions.

 Sources and uses of cash

The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2015	2014

Net cash used in operating activities	$(4,581,620)	$(2,603,422)
Net cash used in investing activities	(25,673)	(34,699)
Net cash provided by financing activities	14,073,585	1,879,908

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2015 consists primarily of our net loss of ($7.8 million), reduced by certain non-cash items, including depreciation and amortization expense of $0.2 million, share-based compensation expense of $0.9 million, change in the fair value of our warrant liability of $0.6 million, non-cash interest expense including that associated with the conversion of our convertible notes in May 2015 of $1.5 million, and the net change in operating assets and liabilities of $0.2 million. Net cash used in operating activities for the six months ended June 30, 2014 consists primarily of our net loss of ($2.7 million), reduced by certain non-cash items, including depreciation and amortization expense of $0.3 million, and increased by certain other non-cash items of ($0.3 million).

Net cash used in investing activities

Net cash used in investing activities in 2015 and 2014 was for the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 of $14.1 million consisted primarily of net proceeds from the issuance of debt instruments of $2.0 million along with the net proceeds from our IPO of $12.1 million. Net cash provided by financing activities for the six months ended June 30, 2014 of $1.9 million consisted primarily of net proceeds from the issuance of preferred stock.

Critical accounting policies and use of estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited condensed financial statements, estimates are used for, but not limited to, share-based compensation, allowances for doubtful accounts and inventories, valuation of derivative financial instruments, deferred tax assets and liabilities and related valuation allowance, and depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

A summary of our significant accounting policies is included in Note 3 to the accompanying unaudited condensed financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

The Company recognizes revenue primarily from sales of the Argus System, sales of extended warranty service contracts for the Argus System, providing laboratory services, and from “funded software development” arrangements with collaborative parties. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. At times, the Company sells products and services, or performs software development, under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative selling prices and revenue is then recognized for each unit based on its specific characteristics.

When an Argus System is sold without the Genome Builder software, total arrangement consideration is recognized as revenue when the System is delivered to the customer. Ancillary performance obligations, including installation, limited customer training and limited consumables, are considered inconsequential and are combined with the Argus System as one unit of accounting. When an Argus System is sold with the Genome Builder software in a multiple-element arrangement, total arrangement consideration is allocated to the Argus System and to the Genome Builder software (considered multiple elements) based on their relative selling prices. Selling prices are determined based on sales of similar systems to similar customers and, where no sales have occurred, on management’s best estimate of the expected selling price relative to similar products. Revenue related to the Argus System is recognized when it is delivered to the customer; revenue for the Genome Builder software is recognized when it is delivered to the customer. Revenue is recognized for Genome Builder software and for consumables, when sold on a stand-alone basis, upon delivery to the customer.

The Company recognizes revenue associated with laboratory services contracts when the service has been performed and reports are made available to the customer.

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

Derivative Financial Instruments

The Company accounts for its derivative financial instruments, consisting solely of certain stock purchase warrants that contain non-standard anti-dilution provisions and/or cash settlement features, at fair value using level 3 inputs. Fair value of these derivative liabilities is determined using a hybrid valuation method that consists of a probability weighted expected return method that values the Company’s equity securities assuming various possible future economic outcomes while using an option pricing method (that treats all equity linked instruments as call options on the Company’s equity value with exercise prices based on the liquidation preference of the Series A Preferred Stock) to estimate the allocation of value within one or more of the scenarios. Using this hybrid method, unobservable inputs included the Company’s equity value, the exercise price for each option value, expected timing of possible economic outcomes such as initial public offering, risk free interest rates and stock price volatility. The Company’s sole derivative financial instrument, a warrant liability, was reclassified to equity in May 2015 as its net-cash settlement features lapsed.

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

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. The standard is effective for our reporting year beginning January 1, 2018 and early adoption is permitted starting January 1, 2017. We are currently evaluating the impact, if any, that this new accounting pronouncement will have on our financial statements.

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

Contractual obligations and off-balance sheet arrangements

As of June 30, 2015 and December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2019; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

In addition to the Risk Factors included in our Form 10-Q for the first quarter ended March 31, 2015, which are incorporated herein by reference, the Company adds the following risk factors:

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2014 and 2013 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the six month periods ended June 30, 2015 and 2014 we had a net loss of $8.0 million and $2.7 million, respectively, and for the years ended December 31, 2014 and 2013, we had a net loss of $5.7 million and $10.1 million, respectively. From our inception through June 30, 2015, we had an accumulated deficit of $104.7 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2014 and 2013 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. During the first six months of 2015, the Company raised $0.6 million in short-term demand notes, $0.2 million through the issuance of an unsecured promissory note, and $1.5 million through the issuance of our 2015 convertible notes. In May 2015, the Company completed its IPO pursuant to which the Company offered and sold 2,850,000 units, each consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was satisfied by exchanging outstanding demand notes. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds to the Company was $12.1 million. In connection with the IPO, all of the Company’s outstanding Series A preferred stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

In July 2015, we received an additional investment of $6.0 million as a result of an investment made in our common stock and a secured promissory note by Merck GHI. In addition, on July 14, 2015, we acquired AdvanDx pursuant to consummation of a merger under the Merger Agreement.

We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•	commercializing our Acuitas MDRO test products and Acuitas Lighthouse MDRO Management System and potential future diagnostic and screening products and services;
•	integration of the AdvanDx operations;
•	developing, presenting and publishing additional clinical and economic utility data intended to increase clinician adoption of our current and future products and services;
•	expansion of our operating capabilities;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	future clinical trials;
•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize potential future products and services;
•	employment of additional clinical, quality control, scientific, customer service, laboratory, billing and reimbursement and management personnel; and
•	employment of operational, financial, accounting and information systems personnel, consistent with expanding our operations and our status as a newly public company.

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy. We anticipate that we will need to raise additional capital to support our operations, including the operations of AdvanDx. While Merck GHI has the right to participate in future capital raising transactions, there is no assurance that it will invest further in the Company. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations could have an adverse effect on our business, financial condition and results of operations.

We may fail to realize some or all of the anticipated benefits of the business combination of the Company and AdvanDx, which may adversely affect the value of our common stock.

The success of the integration of AdvanDx will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the respective business and operations of the Company and AdvanDx. To realize these anticipated benefits and cost savings, we must successfully combine the acquired business with our legacy operations and integrate our respective operations, technologies and personnel, which is particularly challenging given the geographic and cultural differences between the personnel and facilities based in Maryland and Massachusetts, plus the European operations of AdvanDx, and the lack of experience we have in combining businesses. If we are not able to achieve these objectives within the anticipated time frame or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the overall integration of the businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations. Further, it is possible that the integration process could adversely affect our ability to maintain our research and development operations, result in the loss of key employees and other senior management, or to otherwise achieve the anticipated benefits of the acquisition.

Risks in integrating AdvanDx into our operations in order to realize the anticipated benefits of the acquisition include, among other factors:

•	coordinating research and development activities to enhance the introduction of new diagnostic tests and technology acquired in the acquisition;
•	failure to successfully integrate and harmonize financial reporting and information technology systems of the two companies;
•	retaining each company’s relationships with its partners;
•	retaining and integrating key employees from the Company and AdvanDx;
•	managing effectively the diversion of management’s attention from business matters to integration issues;
•	combining research and development capabilities effectively and quickly;

•	integrating partnership efforts so that new partners acquired can easily do business with us; and
•	transitioning all facilities to a common information technology environment.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business acquired from AdvanDx into our own, or to realize the anticipated benefits of the integration. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock.

We have incurred significant costs related to the Merger. If we are unable to offset the costs of the acquisition through realization of efficiencies, our financial condition, liquidity and results of operations will suffer.

We have incurred, and expect to continue to incur, various non-recurring costs associated with combining the operations of the Company and AdvanDx, including, but not limited to, legal, accounting and financial advisory fees. The substantial majority of non-recurring expenses have been composed of these costs and expenses related to the execution of the acquisition, facilities and systems consolidation costs and employment-related costs. We have also incurred fees and costs related to formulating and implementing integration plans. Additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental acquisition and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

We expect to make significant additional investment in the future related to the acquisition of AdvanDx.

We anticipate that we will need to make significant investments in the AdvanDx business in order to make it profitable. Investing in the AdvanDx business could distract management attention and resources from the Company’s current products and product development efforts. There can be no assurance that we can obtain sufficient resources or capital from operations or future financings to support the combined business operations. In the event the Company is unable to successfully raise additional capital, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing, or pursue other strategic alternatives which may include licensing and/or partnering arrangements or mergers and acquisitions.

If we cannot enter into and maintain new clinical collaborations, our efforts to commercialize our existing products, and to further develop our products in development could be delayed.

We have an existing collaboration with Hitachi High Technology related to the development of new products using our Whole Genome Mapping technology in human chromosome applications. We also seek collaborations with MDRO-related industry participants, which may include companies developing rapid diagnostic tests for MDROs, and partner with acute care hospitals in conducting clinical evaluations of our Acuitas MDRO test products. In addition, AdvanDx is likely to seek collaborative arrangement in the future as well. These collaborations are important to us. If any of our collaborators decides not to work with us in the future, or to curtail the scope of our collaboration, it could materially adversely affect our business.

A number of the AdvanDx products are regulated by the FDA and non-U.S. regulatory authorities. If we or our suppliers fail to comply with ongoing FDA, or other foreign regulatory authority, requirements, or if we experience unanticipated problems with the products, these products could be subject to restrictions or withdrawal from the market.

We do not have significant experience in complying with the rules and regulations of the FDA and foreign regulatory authorities. The AdvanDx products regulated as medical devices, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture, labeling, distribution and promotion of the AdvanDx products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions: (1) untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; (7) operating restrictions; (8) withdrawing 510(k) clearances or PMA approvals that have already been granted; (9) refusal to grant export approval for our products; or (10) criminal prosecution.

If any of these actions were to occur it could harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.

Some of the clearances obtained are subject to limitations on the intended uses for which the product may be marketed, which can reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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

If we were to lose, or have restrictions imposed on, the FDA clearances received to date, our business, operations, financial condition and results of operations is likely to be significantly adversely affected.

Item 2.     Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

On July 14, 2015, the Company completed the strategic acquisition of AdvanDx, through consummation of the Merger. Under the terms of the Merger Agreement, the Merger Consideration consisted of an aggregate 681,818 shares of the Company's common stock with a value of $2.6 million (based on the closing sales price of our common stock of $3.79 per share on July 13, 2015), which Merger Consideration was distributed in accordance with the liquidation preferences set forth in the AdvanDx Restated Certificate of Incorporation, as amended. The issuance of the Merger Consideration was effected as a private placement of securities deemed exempt from registration under Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, regarding transactions by an issuer not involving a public offering. All stockholders of AdvanDx receiving Merger Consideration represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The stockholders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. The Company entered into a Registration Rights Agreement with the AdvanDx stockholders receiving Merger Consideration.

On July 14, 2015, the Company also entered into the Purchase Agreement, with Merck GHI, pursuant to which Merck GHI purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5,000,000. Pursuant to the Purchase Agreement, the Company also issued to Merck GHI a Senior Secured Promissory Note, in the principal amount of $1,000,000 with a two-year maturity date from the date of issuance. The Company's obligations under the Note are secured by a lien on all of the Company's assets pursuant to the terms of a Security Agreement, dated as of July 14, 2015, by and among the Company and AdvanDx, as debtors, and Merck GHI as the secured party. The sale of the Securities was effected as a private placement transaction deemed to be exempt from registration under Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering. Merck GHI, the sole purchaser of securities deemed to be exempt, represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration. The Company intends to use the proceeds from the sale of the Securities for working capital and other general corporate purposes, including funding AdvanDx’s capital requirements in 2015 and 2016.

Use of Proceeds

On May 4, 2015 our registration statement on Form S-1 (File No. 333-202478) was declared effective by the SEC for our IPO. Maxim Group LLC acted as the sole book-running manager and National Securities Corporation acted as co-manager for the offering. On May 8, 2015, we completed our IPO pursuant to which we offered and sold 2,850,000 units, each consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an IPO price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was satisfied by exchanging outstanding demand notes. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds to the Company was $12.1 million.

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

OPGEN, INC.

By:	/s/ Evan Jones
Evan Jones
Chief Executive Officer

Date: August 14, 2015

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of July 14, 2015, among OpGen, Inc., Velox Acquisition Corp, AdvanDx, Inc., Stockholder Parties and Representatives (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K, File No. 001-37367, filed on July 16, 2015)

10.1

Agreement and Plan of Merger, dated as of July 14, 2015, among OpGen, Inc., Velox Acquisition Corp, AdvanDx, Inc., Stockholder Parties and Representatives (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K, File No. 001-37367, filed on July 16, 2015)

10.2	Common Stock and Note Purchase Agreement, dated as of July 14, 2015, between OpGen, Inc. and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, File No. 001-37367, filed on July 16, 2015)

10.3	Senior Secured Promissory Note, dated as of July 14, 2015, between OpGen, Inc. and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, File No. 001-37367, filed on July 16, 2015)

10.4	Registration Rights Agreement, dated as of July 14, 2015, among OpGen, Inc., Merck Global Health Innovation Fund, LLC, SLS Invest AB and LD Pensions (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, File No. 001-37367, filed on July 16, 2015)

10.5*+	Letter Agreement, dated July 12, 2015, between OpGen, Inc. and Fluidigm Corporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Financial Statements.

*	Filed herewith

+	Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on August 14, 2015. Such provisions have been filed separately with the Commission.

