Form 10-Q
period 2016-06-30
OPGEN INC
filed 2016-08-11
CIK 1293818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

21,666,489 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 10, 2016.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the commercialization of our current products, including our QuickFISH® and PNA FISH diagnostic products for infectious diseases, our Acuitas® MDRO test services and our Acuitas Lighthouse™ bioinformatics services;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months and beyond;
•	our ability to grow our customer base;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;

•	our opportunity to successfully enter into new collaborative agreements;

•	changes in laws or regulations applicable to our business, including potential regulation by the FDA;
•	our ability to develop and commercialize new products to address unmet needs in our industry, and the timing of commercialization;

•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including OpGen®, Acuitas®, Acuitas Lighthouse™ Argus®, AdvanDx®, QuickFISH® and PNA FISH®. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Part I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$8,025,023	$7,814,220
Accounts receivable, net	871,564	678,646
Inventory, net	844,272	826,012
Prepaid expenses and other current assets	561,693	566,239
Total current assets	10,302,552	9,885,117
Property and equipment, net	922,157	1,074,710
Goodwill	600,814	637,528
Intangible assets, net	1,754,906	1,888,814
Other noncurrent assets	270,412	270,327
Total assets	$13,850,841	$13,756,496

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,900,844	$2,285,792
Accrued compensation and benefits	942,636	1,081,270
Accrued liabilities	797,056	920,286
Deferred revenue	105,767	50,925
Short term notes payable	179,567	-
Current maturities of long-term capital lease obligation	232,824	251,800
Total current liabilities	4,158,694	4,590,073

Deferred rent	527,528	352,985
Note payable	995,833	993,750
Long-term capital lease obligation and other noncurrent liabilities	224,278	328,642
Total liabilities	5,906,333	6,265,450

Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $.01 par value; 200,000,000 shares authorized; 19,353,126 and 12,547,684 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	193,531	125,477
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 2,309,428 issued and outstanding at June 30, 2016 (none at December 31, 2015)	23,094	-
Additional paid-in capital	131,412,003	121,490,994
Accumulated other comprehensive loss	(672)	(1,059)
Accumulated deficit	(123,683,448)	(114,124,366)
Total stockholders’ equity	7,944,508	7,491,046
Total liabilities and stockholders’ equity	$13,850,841	$13,756,496

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Product sales	$1,028,146	$319,171	$1,975,365	$503,350
Laboratory services	29,674	28,195	159,094	63,436
Collaboration revenue	125,000	27,780	125,000	280,560
Total revenue	1,182,820	375,146	2,259,459	847,346

Operating expenses
Cost of products sold	337,020	48,231	682,987	163,620
Cost of services	161,222	54,794	476,931	150,224
Research and development	2,333,584	999,699	4,287,013	2,108,301
General and administrative	1,777,054	1,420,219	3,315,100	2,079,611
Sales and marketing	1,588,553	905,767	2,987,988	1,929,796
Total operating expenses	6,197,433	3,428,710	11,750,019	6,431,552
Operating loss	(5,014,613)	(3,053,564)	(9,490,560)	(5,584,206)

Other income (expense)
Interest expense	(26,649)	(1,632,974)	(68,383)	(1,729,371)
Foreign currency transaction gains (losses)	(7,766)	-	3,562	-
Change in fair value of derivative financial instruments	-	(679,173)	-	(647,342)
Interest income and other	(3,874)	7,127	(3,699)	7,162
Total other income (expense)	(38,289)	(2,305,020)	(68,520)	(2,369,551)
Net loss	(5,052,902)	(5,358,584)	(9,559,080)	(7,953,757)

Preferred stock dividends and beneficial conversion	(332,550)	(72,767)	(332,550)	(244,508)
Net loss available to common stockholders	$(5,385,452)	$(5,431,351)	$(9,891,630)	$(8,198,265)

Net loss per common share - basic and diluted	$(0.38)	$(0.84)	$(0.74)	$(2.35)
Weighted average shares outstanding - basic and diluted	14,522,097	6,449,108	13,545,519	3,487,734

Net loss	$(5,052,902)	$(5,358,584)	$(9,559,080)	$(7,953,757)
Other comprehensive income (loss) - foreign currency translation	1,498	-	387	-
Comprehensive loss	$(5,051,404)	$(5,358,584)	$(9,558,693)	$(7,953,757)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(9,559,080)	$(7,953,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,969	207,227
Loss on disposal of property and equipment	6,308	-
Noncash interest expense	2,083	1,525,849
Share-based compensation	527,896	910,691
Inventory obsolescence	91,426	18,223
Change in fair value of derivative financial instruments	-	647,342
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(191,394)	289,940
Inventory	(109,454)	4,056
All other assets	41,286	(308,042)
Accounts payable	(385,024)	238,426
Accrued compensation and other liabilities	(93,999)	(56,912)
Deferred revenue	54,842	(104,663)
Net cash used in operating activities	(9,285,141)	(4,581,620)

Cash flows from investing activities
Purchases of property and equipment (net of proceeds on disposals)	(49,817)	(25,673)
Net cash used in investing activities	(49,817)	(25,673)

Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	-	12,142,526
Proceeds from issuance of convertible notes and warrants, net of issuance costs	-	1,388,815
Proceeds from issuance of promissory notes, net of issuance costs	204,895	750,000
Proceeds from exercise of stock options and warrants	23,512	102
Proceeds from private offering of common stock, preferred stock and warrants, net of issuance costs	9,460,749	-
Payments on debt	(25,328)	(152,500)
Payments on capital lease obligations	(121,170)	(55,358)
Net cash provided by financing activities	9,542,658	14,073,585

Effects of exchange rates on cash	3,103	-
Net increase in cash and cash equivalents	210,803	9,466,292
Cash and cash equivalents at beginning of period	7,814,220	749,517
Cash and cash equivalents at end of period	$8,025,023	$10,215,809

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$28,777	$203,163

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment purchased through capital leases	$-	$76,745
Conversion of convertible promissory notes to Series A preferred stock	$-	$3,000,000
Conversion of Series A preferred stock into common shares	$-	$8,183,661
Exchange of demand notes for IPO units	$-	$2,100,000
Exchange of demand note for convertible debt	$-	$300,000

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2016

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

OpGen is a precision medicine company using molecular diagnostics and informatics to combat infectious disease. OpGen is developing molecular information solutions to combat infectious disease in global healthcare settings, helping to guide clinicians with more rapid information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms (“MDROs”). The Company’s proprietary DNA tests and bioinformatics address the rising threat of antibiotic resistance by helping physicians and healthcare providers optimize patient care decisions and protect the hospital biome through customized screening and surveillance solutions. The Company’s molecular information solution combines Acuitas® DNA tests, Acuitas Lighthouse™ bioinformatics and CLIA lab services for MDRO genetic identification, antibiotic resistance gene information and surveillance, and a proprietary data warehouse including genomic data matched with antibiotic susceptibility information for microbes and patient information from healthcare providers. The Company is working to deliver its molecular information products and services to a global network of customers and partners. The Acuitas DNA tests provide rapid microbial ID, and antibiotic resistance gene information. These include the QuickFISH® family of FDA-cleared and CE-marked diagnostic products used to rapidly detect pathogens in positive blood cultures, the MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and a rapid antibiotic resistance test in development.

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2016 and 2015, including:

In May 2015, OpGen completed its initial public offering (“IPO”) for total gross proceeds of $17.1 million (see Note 8).

In July 2015, the Company raised $6.0 million by issuing 1,136,364 shares of common stock at $4.40 per share and a $1.0 million senior secured promissory note to Merck Global Health Innovation Fund, LLC (“Merck GHI”) pursuant to a Common Stock and Note Purchase Agreement (the “Purchase Agreement”). Under the Purchase Agreement, Merck GHI has the right to participate in future securities offerings made by the Company(see Note 5).

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit. The total net proceeds to the Company, after deducting offering commissions and expenses was $9,460,749. The Company intends to use the proceeds for working capital and general corporate purposes. Pursuant to the private placement the Company issued 6,744,127 shares of common stock, 2,309,428 of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2017. In the event the Company is unable to successfully raise additional capital on or before the first quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing, or pursue other strategic alternatives which may include licensing and/or partnering arrangements or mergers and acquisitions. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 previously filed with the SEC. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all the adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016 and the results of operations for the six and three months ended June 30, 2016 and 2015. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2015 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of OpGen and its wholly owned and controlled subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment. Certain prior period information has been reclassified to conform to the current period presentation.

Foreign currency

AdvanDx A/S is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a component of stockholder's equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at June 30, 2016 and December 31, 2015.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss. Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, share-based compensation, allowances for doubtful accounts and inventory obsolescence, valuation of derivative financial instruments, beneficial conversion features of convertible debt, deferred tax assets and liabilities and related valuation allowance, and depreciation and amortization and estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents deposited in financial institutions in which the balances occasionally exceed the federal government agency (“FDIC”) insured limits of $250,000. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

At June 30, 2016 and December 31, 2015, the Company has funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other non-current assets on the accompanying condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $15,831 and $15,596 as of June 30, 2016 and December 31, 2015, respectively.

Revenue earned from two customers represented 10% and 11%, respectively, of total revenues for the three months ended June 30, 2016, and 6% and 10%, respectively, of total revenues for the six months ended June 30, 2016. Revenue earned from three customers represented 7%, 35% and 12%, respectively, of total revenues for the three months ended June 30, 2015, and 33%, 16% and 13%, respectively, of total revenues for the six months ended June 30, 2015. No other individual customer represented more than 10% of total revenues in these periods. At June 30, 2016, accounts receivable from one customer represented 20% of total accounts receivable.

Inventories

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	June 30, 2016	December 31, 2015

Raw materials and supplies	$637,716	$362,526
Work-in process	45,716	150,369
Finished goods	160,840	313,117
Total	$844,272	$826,012

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, Argus Whole Genome Mapping Systems, reagents and supplies used for Argus consumable kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $682,476 and $591,051 at June 30, 2016 and December 31, 2015, respectively.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the six and three months ended June 30, 2016 and 2015, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of June 30, 2016 were acquired as part of the Merger, and consist of definite-lived intangible assets and goodwill.

Definite-lived intangible assets

Definite-lived intangible assets include trademarks, developed technology and customer relationships, and are amortized over their useful lives of 10, 7 and 7 years, respectively, and consisted of the following as of June 30, 2016:

		June 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance

Trademarks and tradenames	$461,000	$(44,430)	$416,570	$(21,471)	$439,529
Developed technology	458,000	(63,050)	394,950	(30,474)	$427,526
Customer relationships	1,094,000	(150,614)	943,386	(72,241)	$1,021,759
	$2,013,000	$(258,094)	$1,754,906	$(124,186)	$1,888,814

Total amortization expense of intangible assets was $133,908 and $66,954 for the six and three months ended June 30, 2016 (none in the same period of 2015). Amortization of intangible assets is expected to be approximately $268,000 per year for the next five years.

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the six and three months ended June 30, 2016 and 2015, the Company determined that its definite-lived intangible assets were not impaired.

Goodwill

Goodwill represents the excess of the purchase price for AdvanDx over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. As a result of the Merger and subsequent measurement period adjustments recognized in 2016 and 2015, the Company recognized goodwill of $600,814 as of June 30, 2016.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value.

Preferred stock

All shares of Series A redeemable convertible preferred stock (including those shares issued in connection with the conversion of the 2014 and 2015 convertible debt), were converted into 7,374,852 shares of common stock in connection with the Company’s IPO (see Notes 7 and 8). Prior to the IPO, the carrying value of the Series A redeemable convertible preferred stock was increased by the accretion of related discounts, issuance costs and accrued but unpaid dividends so that the carrying amount would equal the redemption amount at the dates the stock becomes redeemable. The Company’s redeemable convertible preferred stock was classified as temporary equity due to redemption provisions outside of the Company’s control.

In 2016, the Company issued 2,309,428 shares of its Series A non-voting convertible preferred stock (see Note 8).

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

Revenue from license arrangements

The Company recognizes revenue from licenses of its technologies over the applicable license term.

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

Share-based compensation

Share-based compensation expense is recognized at fair value. The fair value of share-based compensation to employees and directors is estimated, on the date of grant, using the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. Share-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period.

Option valuation models, including the Black-Scholes option pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility and the expected life of the award.

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

The Company had federal net operating loss (“NOL”) carryforwards of $90.3 million at December 31, 2015. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) prior to the IPO, convertible preferred stock and convertible debt, exercisable or exchangeable into common stock which have been excluded from the computation of diluted loss per share, was 16.3 million shares and 5.4 million shares as of June 30, 2016 and 2015, respectively. In 2015, the Company’s then-outstanding convertible preferred stock, prior to its conversion in the IPO, contained non-forfeitable rights to dividends, and therefore was considered to be a participating security; the calculation of basic and diluted income (loss) per share excludes net income (but not net loss) attributable to the convertible preferred stock from the numerator and excludes the impact of those shares from the denominator in periods prior to the IPO.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectibility criterion assessment, as well as clarifying certain transition requirements. The Company is currently evaluating the impact, if any, that this guidance will have on its financial statements.

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

Note 4 – Business combination

On July 14, 2015, the Company acquired 100% of the capital stock of AdvanDx in the Merger in a taxable transaction. AdvanDx researched, developed and marketed advanced in vitro diagnostic kits for the diagnosis and prevention of infectious diseases, and sold its products principally to hospitals and clinical laboratories in the United States and Europe. The Company acquired AdvanDx principally to use AdvanDx’s diagnostic capabilities with respect to MDROs and leverage AdvanDx’s relationships with hospitals and clinical laboratories to accelerate the sales of all of OpGen’s products and services.

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

The Company accounted for the acquisition of AdvanDx by recording all tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was determined using an income approach for trade names and customer relationships, and a cost approach for technology. The Company received carryover tax basis in the acquired assets and liabilities and no tax basis in the intangible assets (including goodwill) established on the acquisition date. As a result, the Company recognized deferred tax assets related to foreign taxing jurisdictions of $4.3 million (fully offset by a corresponding valuation allowance) and net deferred tax liabilities of $0.1 million in the U.S. taxing jurisdiction. The net deferred tax liability in the U.S. taxing jurisdiction resulted in an income tax benefit related to a reduction in the Company’s previously established valuation allowance (which reduction is accounted for outside of purchase accounting). The following represents the allocation of the purchase price (as adjusted for measurement period adjustments):

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

During the fourth quarter of 2015, as a result of obtaining new information about facts and circumstances that existed as of the acquisition date, the Company adjusted the provisional estimated fair values of certain acquired assets and liabilities acquired in the Merger, resulting in an increase in goodwill recognized of $345,781. During the first quarter of 2016, the Company identified an additional adjustment to the provisional estimated fair values, resulting in a decrease in goodwill recognized of $36,714.

Pro forma disclosures (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the six and three months ended June 30, 2015 as if the Merger had been completed as of January 1, 2015. Pro forma information primarily reflects adjustments relating to (i) elimination of the interest on AdvanDx’s outstanding debt, and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2015 or that may be obtained in the future:

	Six Months Ended June 30,	Three Months Ended June 30,
Unaudited pro forma results	2015	2015

Revenues	$2,777,110	$1,347,424
Net loss	$(11,344,367)	$(7,547,328)
Net loss per share	$(2.78)	$(1.07)

Note 5 – 2015 Merck GHI financing

On July 14, 2015, as a condition of the Merger, the Company entered into the Purchase Agreement with Merck GHI, pursuant to which Merck GHI purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to Merck GHI a 8% Senior Secured Promissory Note (the “Note”) in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. The Company’s obligations under the Note are secured by a lien on all of the Company’s assets. Under the Purchase Agreement, Merck GHI has the right to participate in future securities offerings made by the Company. Also in July 2015, the Company entered into a Registration Rights Agreement with Merck GHI and the AdvanDx stockholders who received shares of the Company’s common stock in the Merger, which will require the Company to register such shares of Company common stock for resale by such holders in the future.

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

Prior to its IPO, certain stock purchase warrants contained cash settlement features and, accordingly, the Company considered them to be derivative financial instruments and accounted for them at fair value using level 3 inputs. As a result of the Company’s IPO and elimination of the cash settlement features pursuant to their terms, those stock purchase warrants were reclassified to equity. For periods prior to the IPO, the Company determined the fair value of these derivative liabilities using a hybrid valuation method that consisted of a probability weighted expected return method that values the Company’s equity securities assuming various possible future economic outcomes while using an option pricing method (that treated all equity linked instruments as call options on the Company’s equity value with exercise prices based on the liquidation preference of the then-outstanding Series A redeemable convertible preferred stock) to estimate the allocation of value within one or more of the scenarios. Using this hybrid method, unobservable inputs included the Company’s equity value, the exercise price for each option value, expected timing of possible economic outcomes such as initial public offering, risk free interest rates and stock price volatility. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2015:

Description	Balance at December 31, 2014	Established in 2015	Change in Fair Value	Reclassified to Equity	Balance at December 31, 2015

Derivative warrant liability	$-	$72,333	$647,342	$(719,675)	$-

The Company has no financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016.

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the six and three months ended June 30, 2016 and 2015.

See Note 4 for a discussion of the fair value of assets acquired and liabilities assumed in the Merger.

Note 7 - Debt

In connection with the IPO, all the Company’s then-outstanding demand notes and convertible notes were exchanged for units in the Company’s IPO or otherwise were converted into Series A redeemable convertible preferred stock and subsequently converted into shares of common stock. A short-term 8% promissory note for $150,000 issued in April 2015 was repaid in cash in June 2015. In July 2015, the Company issued a $1.0 million 8% senior secured promissory note to Merck GHI (see Note 5).

As of June 30, 2016, the Company’s outstanding debt consisted of the $1.0 million Note issued to Merck GHI that is due in July 2017, along with a financing arrangement for the Company’s insurance with a note balance of approximately $0.2 million with final payment scheduled for January 2017. As of December 31, 2015, the only debt outstanding was the $1.0 million Note issued to Merck GHI.

Demand notes

In the fourth quarter of 2014 and first quarter of 2015, the Company raised a total of $2.3 million through the issuance of short-term demand notes. In the first quarter of 2015, $0.3 million of demand notes, held by an entity controlled by our chief executive officer, were settled as partial payment for a 2015 convertible note. All then-outstanding demand notes were tendered as payment for 350,000 units in the Company’s IPO (see Note 8). Prior to settlement, the demand notes bore interest at 8% per annum, had a first priority security interest in the assets of the Company, and a term of approximately four months.

2014 convertible debt

In July, August and September 2014, the Company raised $1.5 million through the issuance of convertible debt. All outstanding 2014 convertible debt was converted into Series A redeemable convertible preferred stock and then into 1,500,000 shares of common stock in connection with the Company’s IPO (see Note 8). Prior to its conversion, the debt was convertible, at the option of the holders or in certain cases at the Company’s option, into shares of Series A redeemable convertible preferred stock or other potential equity securities, bore interest at 8% and was due in full on July 11, 2015.

2015 convertible debt

In February and March 2015, the Company raised $1.5 million in capital through the issuance of 8% secured convertible notes with detachable stock purchase warrants. All outstanding 2015 convertible debt was converted into Series A redeemable convertible preferred stock and then into 1,875,000 shares of common stock in connection with the Company’s IPO (see Note 8). Prior to its conversion, the 2015 convertible notes were prepayable by the Company without penalty at any time following the three-month anniversary of the closing of the IPO (provided that before the six-month anniversary of the closing of an IPO, the 2015 convertible notes could only be prepaid out of newly issued capital subsequent to the IPO), and were puttable by the holder to the Company in the event of a defined default. The 2015 convertible notes were each convertible, at the election of the holder, into (i) shares of Series A redeemable convertible preferred stock, at a conversion rate of 1.25 shares of Series A redeemable convertible preferred stock for each $1.00 converted if the conversion occurs prior to closing of an IPO, or (ii) shares of common stock at a conversion rate of one share of common stock for each $1.00 converted if the conversion occurs after the closing of an IPO.

The conversion option embedded in the convertible notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in an additional debt discount) at issuance. After allocation of the gross proceeds to the detachable stock purchase warrants (discussed below) and beneficial conversion feature, the total debt discount recognized was equal to the face value of the 2015 convertible notes. Upon conversion in May 2015, the remaining unamortized beneficial conversion feature of approximately $1.5 million was charged to interest expense in the accompanying condensed consolidated statement of operations and comprehensive loss. Remaining unamortized deferred financing costs of $71,421 were also charged to interest expense upon conversion.

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

Total interest expense on all debt instruments was $68,383 and $1,729,371 in the six months ended June 30, 2016 and 2015, respectively, and $26,649 and $1,632,974 in the three months ended June 30, 2016 and 2015, respectively.

Note 8 - Stockholders’ equity

As of June 30, 2016, the Company has 200,000,000 shares of authorized common shares and 19,353,126 issued and outstanding, and 10,000,000 of authorized preferred shares, of which 2,309,428 were issued or outstanding.

On May 19, 2016 and June 27, 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit. The total net proceeds to the Company, after deducting offering commissions and expenses was $9.5 million. Pursuant to the private placement the Company issued 6,744,127 shares of common stock, 2,309,428 of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock. Under the purchase agreement, the Company granted registration rights to the investors in the private financing. The Company filed a registration statement on Form S-3 on June 13, 2016 to register for resale, from time to time, of the shares of common stock issued, or underlying the preferred stock and warrants issued, in the private offering.

Each share of Series A non-voting convertible preferred stock is convertible at the option of the holder in whole or in part and from time to time into one share of common stock, is entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders. The preferred stock is classified as permanent equity. The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021. The warrants are classified as permanent equity at June 30, 2016. In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred shareholders.

In July 2015, the Company issued 1,136,364 shares of common stock to Merck GHI for cash consideration of $5.0 million (see Note 5).

On May 8, 2015, the Company completed its IPO pursuant to which the Company offered and sold 2,850,000 units, each unit consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was used to satisfy outstanding demand notes by exchanging such notes for 350,000 units in the IPO. After considering the demand notes, and underwriting discounts, commissions and offering expenses of $2.9 million (which were charged to additional paid-in capital), the total net cash proceeds to the Company was $12.1 million. On the IPO closing date, the underwriters exercised a portion of their over-allotment option to acquire an additional 422,500 stock purchase warrants for cash of $4,225. In connection with the IPO, all of the Company’s outstanding Series A redeemable convertible preferred stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2016, 205,981 shares remain available for issuance under the 2015 Plan, which includes 501,907 shares automatically added to the 2015 Plan on January 1, 2016.

On April 28, 2016, the Board of Directors of the Company made a stock option award to Evan Jones, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board. The non-qualified stock option award to acquire 766,500 shares of common stock represented approximately 6% of outstanding shares of common stock as of the date of the award. The stock option grant has an exercise price of $1.35 per share, a ten year term and a vesting schedule of 25% vesting of the award on the first annual anniversary of the date of grant and then 6.25% vesting each quarter thereafter over three additional years. The plan under which the award was made incorporates by reference the provisions of the Company’s 2015 Plan applicable to stock option awards. The stock option award was contingent on receipt of stockholder approval, as the award was made outside of the Company’s stockholder-approved incentive plans. The stockholders approved the stock option award at the Company’s Annual Meeting of Stockholders held on June 22, 2016.

For the six and three months ended June 30, 2016 and 2015, the Company recognized stock compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Costs of services	$696	$-	$5,008	$-
Research and development	73,204	70,288	135,422	106,684
General and administrative	177,025	199,179	349,128	282,478
Sales and marketing	15,474	50,681	38,338	521,529
	$266,399	$320,148	$527,896	$910,691

No income tax benefit for stock-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the six and three months ended June 30, 2016, the Company granted stock options to acquire 1,374,150 and 1,344,150 shares of common stock, respectively, at a weighted average exercise price of $1.41 per share. The 2016 awards had a weighted average grant date fair value of $0.68 per share. The Company has total stock options to acquire 3,395,445 shares of common stock outstanding at June 30, 2016.

Restricted stock units

In March 2014, the Company awarded restricted stock units to acquire 130,640 shares of common stock to its Chief Executive Officer (“CEO”). The restricted stock units were compensation for his service as CEO from October 2013 through June 2014 and were subject to forfeiture if he did not continue to perform management services through October 24, 2014. The restricted stock units vested on October 24, 2014 and 130,640 shares of common stock were issued to the CEO. In the fourth quarter of 2015, the Company granted additional restricted stock units to acquire 75,000 shares of common stock, with a weighted average grant date fair value of $1.70 per share, all of which remain outstanding as of June 30, 2016.

Stock purchase warrants

At June 30, 2016, the following warrants to purchase shares of common stock were outstanding:

Issuance	Exercise Price	Expiration	Shares of Common Stock Subject to Warrants
August 2007	$7.91	August 2017	8,921
March 2008	$790.54	March 2018	46
November 2009	$7.91	November 2019	6,674
January 2010	$7.91	January 2020	6,674
March 2010	$7.91	March 2020	1,277
November 2011	$7.91	November 2021	5,213
December 2011	$7.91	December 2021	664
March 2012	$109.90	March 2019	4,125
February 2015	$6.60	February 2025	225,011
May 2015	$6.60	May 2020	3,457,750
May 2016	$1.31	May 2021	4,739,348
June 2016	$1.31	May 2021	2,050,821
			10,506,524

The warrants listed above were issued in connection with various debt, equity or development contract agreements. The warrants issued in February 2015 were initially classified as a liability since the exercise price was variable. The exercise price became fixed as a result of the Company’s IPO and, as such, the warrant liability was marked to fair value at that time and reclassified to equity (see Note 6).

Note 9 - Commitments and contingencies

Operating leases

During the second quarter 2015, the Company extended the term of its Gaithersburg, Maryland office lease, effective May 7, 2015, through January 31, 2021, with one additional five-year renewal at the Company’s election. The Company is responsible for all utilities, repairs, insurance, and taxes under this operating lease. Effective July 1, 2015, the Company further modified its lease agreement to add additional leased space to its headquarters. The Company also leases a facility in Woburn, Massachusetts under an operating lease that expires in January 2017. Additionally, the Company leases office space in Denmark; this lease is currently on a month-to-month basis. Rent expense under the Company’s facility operating leases for the six months ended June 30, 2016 and 2015 was $502,389 and $380,641, respectively.

Capital leases

The Company leases computer equipment, office furniture, and equipment under various capital leases. The leases expire at various dates through 2020. The leases require monthly principal and interest payments.

Registration and other shareholder rights

In connection with the various investment transactions, the Company entered into registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Note 10 - License agreements, research collaborations and development agreements

The Company is a party to three license agreements to acquire certain patent rights and technologies. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees. The Company recognized net royalty expense (income) of $145,802 and ($21,221) for the six months ended June 30, 2016 and 2015, respectively. The Company recognized net royalty expense (income) of $75,948 and ($44,526) for the three months ended June 30, 2016 and 2015, respectively. Income amounts shown for 2015 reflect the April 2015 re-negotiation of one of the Company’s license agreements, that reduced the Company’s annual minimum royalties under that agreement. In 2016, future minimum royalty fees are approximately $270,000 under these agreements.

In September 2013, the Company entered into a technology development agreement with Hitachi High-Technologies Corporation (“Hitachi”) that included fixed milestone payments for meeting development milestones under the agreement. Since the milestones were substantive, the Company recognized revenue in the periods in which the substantive milestones were achieved. In addition, the Company received an upfront payment, which was recognized on a straight-line basis over the term of the technology development agreement, which ended in December 2015. The Company recognized total revenue of $280,560 and $27,780 during the six and three months ended June 30, 2015, respectively (none in 2016) relating to this arrangement.

In June 2016, the Company entered into a license agreement with Hitachi, pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology. The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone. The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period. During the quarter ended June 30, 2016, the Company recognized $125,000 of revenue related to the license agreement.

Note 11 - Related party transactions

In March 2014, the Company entered into a supply agreement with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE-marked diagnostic test for the purpose of detecting resistome genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $160,089 and $142,935 related to these agreements in the six months ended June 30, 2016 and 2015, respectively, and $66,865 and $55,907 related to these agreements in the three months ended June 30, 2016 and 2015, respectively.

In the six months ended June 30, 2016 and 2015, the Company had $67,775 and $125,798, respectively, of inventory purchases under the agreements with Fluidigm. In the three months ended June 30, 2016 and 2015, the Company had $0 and $42,282, respectively, of inventory purchases under the agreements with Fluidigm.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $90,212 and $29,706 related to the leased equipment in the six months ended June 30, 2016 and 2015, respectively, and $45,106 and $14,853 related to the leased equipment in the three months ended June 30, 2016 and 2015, respectively.

Note 12 – Subsequent events

On July 20, 2016, the Company’s registration statement on Form S-3, registering the sale of common shares underlying the Series A non-voting convertible preferred stock, was declared effective by the SEC. Holders of the Series A non-voting convertible preferred stock subsequently converted 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The Company raised significant funds in 2016 and 2015, including:

•	$12.1 million in net proceeds from its initial public offering (“IPO”);
•	$6.0 million in net proceeds from the issuances of common stock and a senior secured promissory note to Merck Global Health Innovation Fund, LLC (“Merck GHI”); and
•	$9.5 million in net proceeds from the issuances of common stock, non-voting convertible preferred stock and stock purchase warrants in a private placement to members of management and to accredited investors, including Merck GHI and jVen Capital.

See “Liquidity and Capital Resources” below for a description of the Company’s recent financing activities.

Results of operations for the three months ended June 30, 2016 and 2015

Revenues

	Three months ended June 30,
	2016	2015
Revenue
Product sales	$1,028,146	$319,171
Laboratory services	29,674	28,195
Collaboration revenue	125,000	27,780
Total revenue	$1,182,820	$375,146

Our total revenue for the three months ended June 30, 2016 increased 215%, to $1.2 million from $0.4 million, when compared to the same period in 2015. This increase is primarily attributable to:

•	Product Sales: an increase in revenue of 222% in the 2016 period as compared to the 2015 period is primarily attributable to sales in 2016 of QuickFISH and PNA FISH diagnostic products acquired from AdvanDx in July 2015;
•	Laboratory Services: an increase in revenue of 5% in the 2016 period as compared to the 2015 period as a result of increases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and
•	Collaboration Revenue: an increase in revenue of 350% in the 2016 period as compared to the 2015. Collaboration revenue for the three months ended June 30, 2016 of $125,000 related to a license agreement with Hitachi High-Technologies Corporation (“Hitachi”). Collaboration revenue for the three months ended June 30, 2015 of $27,780 related to a technology development agreement with Hitachi that ended in 2015.

The Company expects revenues for 2016 to exceed 2015 revenues as a result of a strategic shift away from Argus and Whole Genome Mapping product sales and collaborations to a focus on its QuickFISH and PNAFISH diagnostic products, Acuitas MDRO test and Acuitas Lighthouse services.

Operating expenses

	Three months ended June 30,
	2016	2015

Cost of products sold	$337,020	$48,231
Cost of services	161,222	54,794
Research and development	2,333,584	999,699
General and administrative	1,777,054	1,420,219
Sales and marketing	1,588,553	905,767
Total operating expenses	$6,197,433	$3,428,710

The Company’s total operating expenses for the three months ended June 30, 2016 increased 81%, to $6.2 million from $3.4 million, when compared to the same period in 2015. This increase is primarily attributable to:

•	Costs of products sold: costs of product sales for the three months ended June 30, 2016 increased 599% when compared to the same period in 2015. The change in costs of products sold is primarily attributable to an increase in sales in 2016 of QuickFISH and PNA FISH products acquired from AdvanDx in July 2015;
•	Costs of services: costs of services increased 194%, when compared to the same period in 2015. The change in costs of services is primarily attributable to an increase in sales of Acuitas Lighthouse services;
•	Research and Development: an increase in expenses of 133% when compared to the same period in 2015, primarily due to the continued development of the automation of our QuickFISH products;
•	General and Administrative: an increase in expenses of 25% when compared to the same period in 2015, primarily due to salaries of $0.2 million for new personnel, facility costs of $0.1 million, along with other support costs; and
•	Sales and Marketing: an increase in expenses of 75% when compared to the same period in 2015, primarily due to costs associated with the Company’s retrospective outcomes study with Intermountain Healthcare, along with the expansion of the Company’s sales force.

In the three months ended June 30, 2016 and 2015, the Company incurred $0 and $42,282, respectively, of inventory purchases under agreements with Fluidigm Corporation, a related party. Fluidigm Corporation supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test.

The Company expects operating expenses for 2016 to exceed 2015 operating expenses as a result of increased sales relating to a strategic shift from Argus and Whole Genome Mapping product sales and collaborations to a focus on its QuickFISH and PNAFISH diagnostic products, Acuitas MDRO test and Acuitas Lighthouse services.

Other income (expense)

	Three months ended June 30,
	2016	2015

Interest expense	$(26,649)	$(1,632,974)
Foreign currency transaction gains (losses)	(7,766)	-
Change in fair value of derivative financial instruments	-	(679,173)
Interest income and other	(3,874)	7,127
Total other income (expense)	$(38,289)	$(2,305,020)

Other income (expense) for the three months ended June 30, 2016 decreased to a net expense of ($38,289) from a net expense of ($2.3 million) in the same period of 2015, and was primarily the result of a reduction in interest expense due to the settlement of a significant portion of our debt upon the closing of our IPO and the reclassification of derivative warrant liabilities, which were reclassified to stockholders’ equity upon the closing of our IPO when their net cash-settlement features lapsed.

Results of operations for the six months ended June 30, 2016 and 2015

Revenues

	Six months ended June 30,
	2016	2015
Revenue
Product sales	$1,975,365	$503,350
Laboratory services	159,094	63,436
Collaboration revenue	125,000	280,560
Total revenue	$2,259,459	$847,346

Our total revenue for the six months ended June 30, 2016 increased 167%, to $2.3 million from $0.8 million, when compared to the same period in 2015. This increase is primarily attributable to:

•	Product Sales: an increase in revenue of 292% in the 2016 period as compared to the 2015 period is primarily attributable to sales in 2016 of QuickFISH and PNA FISH diagnostic products acquired from AdvanDx in July 2015;
•	Laboratory Services: an increase in revenue of 151% in the 2016 period as compared to the 2015 period as a result of increases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and
•	Collaboration Revenue: a decrease in revenue of 55% in the 2016 period as compared to the 2015 period. Collaboration revenue for the six monthes ended June 30, 2016 of $125,000 related to a license agreement with Hitachi. Collaboration revenue for the six months ended June 30, 2015 of $280,560 related to a technology development agreement with Hitachi that ended in 2015.

Operating expenses

	Six months ended June 30,
	2016	2015

Cost of products sold	$682,987	$163,620
Cost of services	476,931	150,224
Research and development	4,287,013	2,108,301
General and administrative	3,315,100	2,079,611
Sales and marketing	2,987,988	1,929,796
Total operating expenses	$11,750,019	$6,431,552

The Company’s total operating expenses for the six months ended June 30, 2016 increased 83%, to $11.8 million from $6.4 million, when compared to the same period in 2015. This increase is primarily attributable to:

•	Costs of products sold: costs of product sales for the six months ended June 30, 2016 increased 317% when compared to the same period in 2015. The change in costs of products sold is primarily attributable to an increase in sales in 2016 of QuickFISH and PNA FISH products acquired from AdvanDx in July 2015;
•	Costs of services: costs of services increased 217%, when compared to the same period in 2015. The change in costs of services is primarily attributable to an increase in sales of Acuitas Lighthouse services;
•	Research and Development: an increase in expenses of 103% when compared to the same period in 2015, primarily due to the continued development of the automation of our QuickFISH products;
•	General and Administrative: an increase in expenses of 59% when compared to the same period in 2015, primarily due to salaries of $0.5 million for new personnel, public company costs of $0.3 million, share-based compensation costs of $0.1 million, facility costs of $0.1 million, along with $0.2 million of other support costs; and
•	Sales and Marketing: an increase in expenses of 55% when compared to the same period in 2015, primarily due to costs associated with the Company’s retrospective outcomes study with Intermountain Healthcare, along with the expansion of the Company’s sales force.

In the six months ended June 30, 2016 and 2015, the Company incurred $67,775 and $125,798, respectively, of inventory purchases under agreements with Fluidigm Corporation, a related party. Fluidigm Corporation supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test.

Other income (expense)

	Six months ended June 30,
	2016	2015

Interest expense	$(68,383)	$(1,729,371)
Foreign currency transaction gains (losses)	3,562	-
Change in fair value of derivative financial instruments	-	(647,342)
Interest income and other	(3,699)	7,162
Total other income (expense)	$(68,520)	$(2,369,551)

Other income (expense) for the six months ended June 30, 2016 decreased to a net expense of ($68,520) from a net expense of ($2.4 million) in the same period of 2015, and was primarily the result of a reduction in interest expense due to the settlement of a significant portion of our debt upon the closing of our IPO and the reclassification of derivative warrant liabilities, which were reclassified to stockholders’ equity upon the closing of our IPO when their net cash-settlement features lapsed.

Liquidity and capital resources

At June 30, 2016, the Company had cash and cash equivalents of $8.0 million compared to $7.8 million at December 31, 2015. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2016 and 2015, including:

In May 2015, OpGen completed its IPO pursuant to which it offered and sold 2,850,000 units, each unit consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was used to satisfy outstanding demand notes by exchanging such notes for 350,000 units in the IPO. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds were $12.1 million. On the IPO closing date, the underwriters exercised their over-allotment option to acquire an additional 422,500 stock purchase warrants. In connection with the IPO, all of OpGen’s outstanding Series A redeemable convertible preferred stock, 2014 convertible notes and 2015 convertible notes were converted into 7,374,852 shares of common stock.

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

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit. The total net proceeds to the Company, after deducting offering commissions and expenses was $9,460,749. The Company intends to use the proceeds for working capital and general and corporate purposes. Pursuant to the private placement the Company issued 6,744,127 shares of common stock, 2,309,428 of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2017. In the event the Company is unable to successfully raise additional capital on or before the first quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing, or pursue other strategic alternatives which may include licensing and/or partnering arrangements or mergers and acquisitions. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2016	2015

Net cash used in operating activities	$(9,285,141)	$(4,581,620)
Net cash used in investing activities	(49,817)	(25,673)
Net cash provided by financing activities	9,542,658	14,073,585

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2016 consists primarily of our net loss of $9.7 million, reduced by certain noncash items, including depreciation and amortization expense of $0.3 million, share-based compensation expense of $0.5 million, and the net change in operating assets and liabilities of ($0.6) million. Net cash used in operating activities for the six months ended June 30, 2015 consists primarily of our net loss of $8.0 million, reduced by certain noncash items, including depreciation and amortization expense of $0.2 million, share-based compensation expense of $0.9 million, change in the fair value of our warrant liability of $0.6 million, noncash interest expense including that associated with the conversion of our convertible notes in May 2015 of $1.5 million, and the net change in operating assets and liabilities of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities in the six months ended June 30, 2016 and 2015 consisted solely of purchases of property and equipment (net of proceeds from sales of property and equipment in 2016 of $1,695).

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2016 of $9.5 million consisted primarily of the net proceeds from our private placement of common stock, non-voting convertible preferred stock and stock purchase warrants. Net cash provided by financing activities for the six months ended June 30, 2015 of $14.1 million consisted primarily of net proceeds from our IPO and from the issuance of convertible and promissory notes.

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

A summary of our significant accounting policies is included in Note 3 to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date. In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectibility criterion assessment, as well as clarifying certain transition requirements. The Company is currently evaluating the impact, if any, that this guidance will have on its financial statements.

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

Contractual obligations and off-balance sheet arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On July 14, 2015, the Company completed the Merger by acquiring 100% of the capital stock of AdvanDx in the Merger. The Company has not yet completed an assessment of the design and/or operating effectiveness of AdvanDx’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

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

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2015 and 2014 we had net losses of $17.4 million and $5.7 million, respectively and for the six months ended June 30, 2016 our net loss was $9.6 million. From our inception through June 30, 2016, we had an accumulated deficit of $123.7 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2015 and 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2016 and 2015, including our IPO, pursuant to which we offered and sold 2,850,000 units, each unit consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit, with total net cash proceeds of $12.1 million, an additional investment in our common stock in July 2015 by Merck GHI, and a private placement financing in May and June 2016 of shares of common stock or non-voting convertible preferred stock, each with stock purchase warrants to accredited investors, including Merck GHI and jVen Capital, for net proceeds of $9.5 million.

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

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy. The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2017. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations could have an adverse effect on our business, financial condition and results of operations.

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

We are currently beginning development of a new one-hour antibiotic resistance diagnostic product that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and testing for antibiotic resistance.  Development of new diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products.  Our intent is to identify over 100 antibiotic resistance genes to help guide clinician antibiotic therapy decisions when test results are evaluated using the Acuitas Lighthouse.  Although we have demonstrated preliminary feasibility, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, identify and license a third party rapid array platform, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests.  In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts.  We currently estimate that such antibiotic resistance diagnostic tests will be commercially available by 2019.  Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

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

Our products and services do not currently receive reimbursement from Medicare, Medicaid, other governmental payors or commercial third party payors. The recent policy and rule changes in reimbursement announced by CMS, including potential financial incentives for reductions in hospital acquired infection (“HAI”), and penalties and decreased Medicare reimbursement for patients with HAIs provide us with an opportunity to establish a business case for the purchase and use of our screening and diagnostic products and services. If we cannot convince our customers that the savings from use of our products and services will increase or stabilize their overall profitability and improve clinical outcomes, our business will suffer.

If our sole laboratory facility or manufacturing facility becomes inoperable, we will be unable to perform Acuitas MDRO test services, or manufacture our QuickFISH PNA Fish products, and our business will be harmed.

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

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be required to be certified under CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. We would also be required to secure and maintain state licenses required by several states, including Maryland, California, Florida, New York and Pennsylvania which can take a significant amount of time and result in delays in our ability to begin operations at that facility. We currently have active licenses in Maryland, Florida and Pennsylvania. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform our current or future tests following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing or able to adopt our current or future tests and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.

We manufacture the QuickFISH and PNA Fish products in a leased facility located in Woburn Massachusetts. If demand for these products increases beyond our current forecasts, regulatory requirements arise or the need to relocate the facility at the expiration of the current lease occurs, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. If we decide to relocate the facility, we will need to obtain all necessary FDA certifications, which could delay our ability to manufacture these products. If any of these issues occur, it could have a material adverse effect on our financial condition and results of operations.

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

Our activities currently require the use of hazardous materials and the handling of patient samples. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We are, or may be in the future, subject to compliance with additional laws and regulations relating to the protection of the environment and human health and safety, and including those relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and Occupational Safety and Health Administration (“OSHA”), requirements.

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

Trading of our common stock is currently conducted on the Nasdaq Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of June 30, 2016, a significant number of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock. In addition, Merck GHI became our principal stockholder following the 2016 private offering financing transaction; as of June 30, 2016 it owns approximately 28% of our outstanding common stock, and has the right to acquire approximately 3.0 million additional shares upon the exercise of stock purchase warrants. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 66% of our outstanding common stock as of the date of this filing. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of June 30, 2016 we had outstanding warrants to acquire 10,506,524 shares of our common stock, and stock options to acquire 3,395,445 shares of our common stock. The expiration of the term of such options and warrants range from August 2017 to June 2026. A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2016, provide a management report on internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

Item 2.     Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

On May 19, 2016 and June 27, 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit. The total net proceeds to the Company, after deducting offering commissions and expenses was $9,460,749. The Company intends to use the proceeds for working capital and general corporate purposes. Pursuant to the private placement the Company issued 6,744,127 shares of common stock, 2,309,428 of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

Each share of non-voting convertible preferred stock is convertible at the option of the holder in whole or in part and from time to time into one share of common stock, is entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders. The preferred stock is classified as permanent equity. The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.

Use of Proceeds

On May 4, 2015, our registration statement on Form S-1 (File No. 333-202478) was declared effective by the SEC for our IPO. Maxim Group LLC acted as the sole book-running manager and National Securities Corporation acted as co-manager for the offering. On May 8, 2015, we completed our IPO pursuant to which we offered and sold 2,850,000 units, each unit consisting of one share of common stock and a detachable stock purchase warrant to purchase an additional share of common stock, at an initial offering price of $6.00 per unit. Of the total gross proceeds of $17.1 million, approximately $2.1 million was used to satisfy outstanding demand notes by exchanging such notes for 350,000 units in the IPO. After considering the demand notes, underwriting discounts and commissions and offering expenses, the total net cash proceeds to the Company was $12.1 million.

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

As of March 31, 2016 we had used all of the net proceeds from our IPO for sales and marketing, research and development and working capital purposes. There was no material change in the original planned use of proceeds. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec Chief Financial Officer

Date: August 11, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Correction to Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of State of Delaware on June 6, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2016).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed May 19, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2016).

4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

10.1	Form of OpGen, Inc. Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2016).

10.2	OpGen, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on April 6, 2015).

10.3	Securities Purchase Agreement, dated as of May 12, 2016, by and among OpGen, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 17, 2016).

10.4	Amended and Restated Securities Purchase Agreement, dated as of May 18, 2016, by and among OpGen, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2016).

10.5*	Stock Option Award Agreement, dated April 28, 2016, by and between OpGen, Inc. and Evan Jones.

10.6	OpGen, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, Amendment No. 2, filed with the SEC on April 6, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith