Form 10-Q
period 2016-09-30
OPGEN INC
filed 2016-11-14
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

21,717,164 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 9, 2016.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•

the commercialization of our current products, including our QuickFISH® and PNA FISH® diagnostic products for infectious diseases, our Acuitas® MDRO test services and our Acuitas Lighthouse® bioinformatics services;

•	our ability to grow our customer basis for our current products;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months and beyond;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative agreements;
•	changes in laws or regulations applicable to our business, including potential regulation by the FDA;
•	our ability to develop and commercialize new products to address unmet needs in our industry, and the timing of commercialization;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including OpGen®, Acuitas®, Acuitas Lighthouse® Argus®, AdvanDx®, QuickFISH®, PNA FISH®, and mAST™. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,260,905	$7,814,220
Accounts receivable, net	446,686	678,646
Inventory, net	830,205	826,012
Prepaid expenses and other current assets	478,683	566,239
Total current assets	6,016,479	9,885,117
Property and equipment, net	862,643	1,074,710
Goodwill	600,814	637,528
Intangible assets, net	1,687,952	1,888,814
Deferred offering costs	137,178	—
Other noncurrent assets	270,464	270,327
Total assets	$9,575,530	$13,756,496
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,936,012	$2,285,792
Accrued compensation and benefits	1,230,502	1,081,270
Accrued liabilities	1,155,317	920,286
Deferred revenue	64,424	50,925
Short term notes payable	1,099,974	—
Current maturities of long-term capital lease obligation	207,820	251,800
Total current liabilities	5,694,049	4,590,073
Deferred rent	421,913	352,985
Note payable	—	993,750
Long-term capital lease obligation and other noncurrent liabilities	184,391	328,642
Total liabilities	6,300,353	6,265,450
Stockholders' equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 21,690,555 and 12,547,684 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	216,905	125,477
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	131,590,858	121,490,994
Accumulated other comprehensive gain/(loss)	—	(1,059)
Accumulated deficit	(128,532,586)	(114,124,366)
Total stockholders’ equity	3,275,177	7,491,046
Total liabilities and stockholders’ equity	$9,575,530	$13,756,496

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Product sales	$730,325	$929,241	$2,705,690	$1,432,592
Laboratory services	23,036	23,765	182,130	87,201
Collaboration revenue	6,302	27,780	131,302	308,340
Total revenue	759,663	980,786	3,019,122	1,828,133
Operating expenses
Cost of products sold	400,001	624,635	1,269,990	788,256
Cost of services	51,802	48,467	528,733	198,691
Research and development	2,178,818	1,788,748	6,278,829	3,897,049
General and administrative	1,639,996	1,614,532	4,955,096	3,694,143
Sales and marketing	1,294,640	1,032,759	4,282,628	2,962,555
Transaction expenses	—	525,596	—	525,596
Total operating expenses	5,565,257	5,634,737	17,315,276	12,066,290
Operating loss	(4,805,594)	(4,653,951)	(14,296,154)	(10,238,157)
Other expense
Interest and other income/(expense)	623	2,513	(3,078)	9,675
Interest expense	(41,423)	(17,482)	(109,806)	(1,746,853)
Foreign currency transaction (losses)/gains	(1,269)	—	2,293	—
Change in fair value of derivative financial instruments	—	—	—	(647,342)
Total other expense	(42,069)	(14,969)	(110,591)	(2,384,520)
Loss before income taxes	(4,847,663)	(4,668,920)	(14,406,745)	(12,622,677)

Provision for income taxes	—	1,662	—	1,662
Net loss	(4,847,663)	(4,670,582)	(14,406,745)	(12,624,339)

Preferred stock dividends and beneficial conversion	—	—	(332,550)	(244,508)
Net loss available to common stockholders	$(4,847,663)	$(4,670,582)	$(14,739,295)	$(12,868,847)
Net loss per common share - basic and diluted	$(0.23)	$(0.38)	$(0.92)	$(2.00)
Weighted average shares outstanding - basic and diluted	20,938,700	12,261,238	16,028,047	6,444,373
Net loss	$(4,847,663)	$(4,670,582)	$(14,406,745)	$(12,624,339)
Other comprehensive income/(loss) - foreign currency translation	672	(49)	1,059	(49)
Comprehensive loss	$(4,846,991)	$(4,670,631)	$(14,405,686)	$(12,624,388)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(14,406,745)	$(12,624,339)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	494,828	392,404
Loss on disposal of property and equipment	6,308	—
Deferred tax provision	—	1,662
Noncash interest expense	3,126	1,598,312
Share-based compensation	706,648	1,172,231
Inventory obsolescence	109,367	—
Change in fair value of derivative financial instruments	—	647,342
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	231,960	507,066
Inventory	(113,560)	288,126
Other assets	124,133	(306,386)
Accounts payable	(349,780)	(814,855)
Accrued compensation and other liabilities	313,644	(1,752,790)
Deferred revenue	13,499	(180,311)
Net cash used in operating activities	(12,866,572)	(11,071,538)
Cash flows from investing activities
Cash acquired in business combinations	—	1,367,211
Purchases of property and equipment (net of proceeds on disposals)	(87,533)	(89,234)
Net cash (used in)/provided by investing activities	(87,533)	1,277,977
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	124	4,958,335
Proceeds from issuance of convertible notes and warrants, net of issuance costs	—	1,388,815
Proceeds from issuance of promissory notes, net of issuance costs	204,895	1,741,667
Proceeds from exercise of stock options and warrants	23,771	214
Proceeds from initial public offering, net of issuance costs	—	12,408,285
Proceeds from private offering of common stock, preferred stock and warrants, net of issuance costs	9,460,751	—
Payments on debt	(101,796)	(153,750)
Payments on capital lease obligations	(188,231)	(112,200)
Net cash provided by financing activities	9,399,514	20,231,366
Effects of exchange rates on cash	1,276	(193)
Net (decrease)/increase in cash and cash equivalents	(3,553,315)	10,437,612
Cash and cash equivalents at beginning of period	7,814,220	749,517
Cash and cash equivalents at end of period	$4,260,905	$11,187,129
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$46,022	$201,233
Supplemental disclosures of noncash investing and financing activities:
Unpaid deferred offering costs	$137,178	$—
Acquisition of equipment purchased through capital leases	$—	$429,320
Common stock issued in business combination	$—	$2,584,090
Conversion of convertible promissory notes to Series A preferred stock	$—	$3,000,000
Conversion of series A preferred stock into common shares	$—	$8,183,661
Exchange of demand notes for IPO units	$—	$2,100,000
Exchange of demand note for convertible debt	$—	$300,000

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the strategic acquisition (the “Merger”) of AdvanDx, Inc. and its wholly owned subsidiary AdvanDx A/S (collectively, “AdvanDx”) (see Note 4). Pursuant to the terms of a merger agreement, Velox Acquisition Corp., OpGen’s wholly-owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx, Inc. with AdvanDx, Inc. surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx, Inc. and AdvanDx A/S are collectively referred to hereinafter as the “Company.” The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark. The Company operates in one business segment.

OpGen is a precision medicine company using molecular diagnostics and informatics to combat infectious disease. OpGen is developing molecular information products and services to combat infectious disease in global healthcare settings, helping to guide clinicians with more rapid information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms (“MDROs”). The Company’s proprietary DNA tests and bioinformatics address the rising threat of antibiotic resistance by helping physicians and healthcare providers optimize patient care decisions and protect the hospital biome through customized screening and surveillance products and services. The Company’s molecular information products and services combine Acuitas DNA tests, Acuitas Lighthouse bioinformatics and CLIA lab services for MDRO genetic identification, antibiotic resistance gene information and surveillance, and add to a growing proprietary data warehouse that includes genomic data matched with antibiotic susceptibility information for microbes and patient information. The Company is working to deliver its molecular information products and services to a global network of customers and partners. The Acuitas DNA tests provide rapid microbial ID, and antibiotic resistance gene information. These include the QuickFISH family of FDA-cleared and CE-marked diagnostic products used to rapidly detect pathogens in positive blood cultures, the MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and a rapid antibiotic resistance test in development.

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

On September 13, 2016, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") pursuant to which the Company may offer and sell from time to time in an "at the market offering" up to an aggregate of $25 million of shares (the "Placement Shares") of the Company's common stock, $0.01 par value per share through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million of Placement Shares (the "ATM Offering"). Remaining availability under the ATM Offering is $11.5 million of Placement Shares.

On May 19, 2016 and June 27, 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck Global Health Innovation Fund, LLC (“Merck GHI”) and jVen Capital, LLC (“jVen Capital”), each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses were $9.5 million.  The Company intends to continue to use the proceeds for working capital and general corporate purposes.  Pursuant to the private placement, the Company issued 6,744,127 shares of common stock, 2,309,428 shares of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

In July 2015, the Company raised $6.0 million by issuing 1,136,364 shares of common stock at $4.40 per share and a $1.0 million senior secured promissory note to Merck GHI pursuant to a Common Stock and Note Purchase Agreement (the “Purchase Agreement”). Under the Purchase Agreement, Merck GHI has the right to participate in future securities offerings made by the Company (see Note 5).

In May 2015, OpGen completed its initial public offering (“IPO”) for total gross proceeds of $17.1 million (see Note 8).

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2017.  In the event the Company is unable to successfully raise additional capital on or before the first quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the following unaudited condensed, consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2015 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of OpGen and its wholly owned subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment. Certain prior period information has been reclassified to conform to the current period presentation.

Foreign currency

AdvanDx A/S is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a component of stockholder's equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at September 30, 2016 and December 31, 2015.

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

At September 30, 2016 and December 31, 2015, the Company has funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $13,193 and $15,596 as of September 30, 2016 and December 31, 2015, respectively.

Revenue earned from one customer represented 11% of total revenues for the three months ended September 30, 2016. No individual customer represented in excess of 10% of revenues for the nine months ended September 30, 2016.  Revenue earned from one customer represented 11% of total revenues for the three months ended September 30, 2015. Revenue earned from two customers represented 17% and 10%, respectively, of total revenues for the nine months ended September 30, 2015.  No other individual customer represented more than 10% of total revenues in these periods.  At September 30, 2016, accounts receivable from one customer represented 11% of total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	September 30, 2016	December 31, 2015
Raw materials and supplies	$552,822	$362,526
Work-in process	79,939	150,369
Finished goods	197,444	313,117
Total	$830,205	$826,012

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, Argus Whole Genome Mapping Systems, reagents and supplies used for Argus consumable kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $700,418 and $591,051 at September 30, 2016 and December 31, 2015, respectively.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2016 and 2015, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of September 30, 2016 were acquired as part of the Merger, and consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of September 30, 2016 and December 31, 2015:

		September 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(56,049)	$404,951	$(21,471)	$439,529
Developed technology	458,000	(79,542)	378,458	(30,474)	427,526
Customer relationships	1,094,000	(189,457)	904,543	(72,241)	1,021,759
	$2,013,000	$(325,048)	$1,687,952	$(124,186)	$1,888,814

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks was 10 years, developed technology was 7 years, and customer relationships was 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 and $200,862 for the three and nine months ended September 30, 2016, respectively. Total amortization expense of intangible assets was $57,231 and $57,231 for the three and nine months ended September 30, 2015, respectively. The Company estimates amortization expense related to intangible assets will be $268,000 per year for each of the next five years.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and nine months ended September 30, 2016 and 2015, the Company determined that its finite-lived intangible assets were not impaired.

Goodwill

Goodwill represents the excess of the purchase price for AdvanDx over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. As a result of the Merger and subsequent measurement period adjustments recognized in 2016 and 2015, the Company’s goodwill balance as of September 30, 2016 was $600,814.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value.

Deferred offering costs

As of September 30, 2016, the Company had deferred $137,178 of legal and accounting fees related to its ATM Offering (see Note 8). These offering costs will be offset against ATM proceeds upon the sale of common stock under the offering. As of December 31, 2015, the Company had no deferred offering costs.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 13.5 million shares and 5.7 million shares as of September 30, 2016 and 2015, respectively. In 2015, the Company’s then-outstanding convertible preferred stock, prior to its conversion in the IPO, contained non-forfeitable rights to dividends, and therefore was considered to be a participating security; the calculation of basic and diluted income (loss) per share excludes net income (but not net loss) attributable to the convertible preferred stock from the numerator and excludes the impact of those shares from the denominator in periods prior to the IPO.

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

In February 2016, the FASB issued guidance for the accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the consolidated balance sheets and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company is currently evaluating the impact, if any, that this new accounting pronouncement will have on its financial statements.

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

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), Velox Acquisition Corp. merged with and into AdvanDx, Inc. with AdvanDx, Inc. surviving as a wholly-owned subsidiary of the Company in accordance with the General Corporation Law of the State of Delaware. Under the terms of the Merger Agreement, the merger consideration consisted of an aggregate 681,818 shares of the Company’s common stock with a value of $2.6 million (the “Merger Consideration”), which Merger Consideration was distributed in accordance with the liquidation preferences set forth in the AdvanDx, Inc. Restated Certificate of Incorporation, as amended.

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

Pro forma disclosures (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2015 as if the Merger had been completed as of January 1, 2015. Pro forma information primarily reflects adjustments relating to (i) elimination of the interest on AdvanDx’s outstanding debt, and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2015 or that may be obtained in the future:

	Three Months Ended September 30,	Nine Months Ended September 30,
Unaudited pro forma results	2015	2015
Revenues	$1,126,530	$3,902,337
Net loss	$(4,650,817)	$(15,623,109)
Net loss per share	$(0.38)	$(2.29)

Note 5 – 2015 Merck GHI financing

On July 14, 2015, as a condition of the Merger, the Company entered into the Purchase Agreement with Merck GHI, pursuant to which Merck GHI purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to Merck GHI a 8% Senior Secured Promissory Note (the “Merck Note”) in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. The Company’s obligations under the Merck Note are secured by a lien on all of the Company’s assets.  Under the Purchase Agreement, Merck GHI has the right to participate in future securities offerings made by the Company.  Also in July 2015, the Company entered into a Registration Rights Agreement with Merck GHI and the AdvanDx stockholders who received shares of the Company’s common stock in the Merger, which will require the Company to register for resale by such holders in the future, such shares of Company common stock that cannot be sold under an exemption from such registration.

The Company incurred issuance costs of approximately $50,000 related to the financing. Approximately $8,000 of the issuance costs were deferred as debt issuance costs and netted against notes payable in the accompanying condensed consolidated balance sheets as a result of the Company’s adoption of the new accounting guidance in 2016, and are being amortized as interest expense over the life of the Merck Note. The remaining $42,000 of issuance costs were charged to additional paid-in capital.

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

For the nine months ended September 30, 2016, the Company has not transferred any assets between fair value measurement levels.

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

Description	Balance at December 31, 2014	Established in 2015	Change in Fair Value	Reclassified to Equity	Balance at December 31, 2015
Derivative warrant liability	$—	$72,333	$647,342	$(719,675)	$—

The Company has no financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016.

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2016 and 2015.

See Note 4 for a discussion of the fair value of assets acquired and liabilities assumed in the Merger.

Note 7 - Debt

As of September 30, 2016, the Company’s outstanding debt consisted of the $1.0 million Merck Note that is due in July 2017, along with a financing arrangement for the Company’s insurance with a note balance of approximately $0.1 million with final payment scheduled for January 2017.  As of December 31, 2015, the only debt outstanding was the $1.0 million Merck Note.

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

The conversion option embedded in the convertible notes was determined to contain beneficial conversion features, resulting in the bifurcation of those features as an equity instrument (resulting in an additional debt discount) at issuance. After allocation of the gross proceeds to the detachable stock purchase warrants (discussed below) and beneficial conversion feature, the total debt discount recognized was equal to the face value of the 2015 convertible notes. Upon conversion in May 2015, the remaining unamortized beneficial conversion feature of approximately $1.5 million was charged to interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss. Remaining unamortized deferred financing costs of $71,421 were also charged to interest expense upon conversion.

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

Total interest expense on all debt instruments was $41,423 and $109,806 for the three and nine months ended September 30, 2016. Total interest expense on all debt instruments was $17,482 and $1,746,853 for the three and nine months ended September 30, 2015.

Note 8 - Stockholders’ equity

As of September 30, 2016, the Company has 200,000,000 shares of authorized common shares and 21,690,555 issued and outstanding, and 10,000,000 of authorized preferred shares, of which none were issued or outstanding.

On September 13, 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of Placement Shares through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million of Placement Shares. Pursuant to the Sales Agreement, Cowen may sell the Placement Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 of the Securities Act of 1933, as amended, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of this Sales Agreement.  Remaining availability under the ATM Offering is $11.5 million of Placement Shares. We intend to use the net proceeds from the sale of common stock under the ATM Offering for working capital and other general corporate purposes.

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

Each share of Series A non-voting convertible preferred stock is convertible at the option of the holder in whole or in part and from time to time into one share of common stock, is entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders.  The preferred stock was classified as permanent equity.  The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  The warrants are classified as permanent equity at September 30, 2016.  In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred shareholders. Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.

The Company filed a registration statement on Form S-3 on June 13, 2016 to register for resale by the investors, from time to time, of the shares of common stock acquired, or underlying the warrants issued, in the private offering. On July 20, 2016, the registration statement was declared effective by the SEC.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2016, 655,589 shares remain available for issuance under the 2015 Plan, which includes 501,907 shares automatically added to the 2015 Plan on January 1, 2016.

On April 28, 2016, the Board of Directors of the Company made a stock option award to Evan Jones, the Company’s Chief Executive Officer (“CEO”) and Chairman of the Board.  The non-qualified stock option award to acquire 766,500 shares of common stock represented approximately 6% of outstanding shares of common stock as of the date of the award.  The stock option grant has an exercise price of $1.35 per share, a ten-year term and a vesting schedule of 25% vesting of the award on the first annual anniversary of the date of grant and then 6.25% vesting each quarter thereafter over three additional years.  The plan under which the award was made incorporates by reference the provisions of the Company’s 2015 Plan applicable to stock option awards.  The stock option award was contingent on receipt of stockholder approval, as the award was made outside of the Company’s stockholder-approved incentive plans.  The stockholders approved the stock option award at the Company’s Annual Meeting of Stockholders held on June 22, 2016.

For the three and nine months ended September 30, 2016 and 2015, the Company recognized stock compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of services	$—	$—	$5,008	$—
Research and development	45,945	59,688	181,367	161,819
General and administrative	98,683	156,236	447,811	443,267
Sales and marketing	34,124	45,616	72,462	567,145
	$178,752	$261,540	$706,648	$1,172,231

No income tax benefit for stock-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three and nine months ended September 30, 2016, the Company granted stock options to acquire 52,500 and 1,426,650 shares of common stock at a weighted average exercise price of $1.66 and $1.42 per share and a weighted average grant date fair value of $0.71 and $0.68 per share, respectively. 443,986 options were forfeited during the three months ended September 30, 2016 at a weighted average exercise price of $4.49 per share. The Company has total stock options to acquire 2,991,715 shares of common stock outstanding at September 30, 2016.

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

In the fourth quarter of 2015, the Company granted restricted stock units to acquire 75,000 shares of common stock, with a weighted average grant date fair value of $1.70 per share, 25,000 shares of which remain outstanding as of September 30, 2016. 10,416 restricted stock units vested and 39,584 restricted stock units were forfeited during the three months ended September 30, 2016 at a weighted average grant date fair value of $1.70 per share.

Stock purchase warrants

At September 30, 2016, the following warrants to purchase shares of common stock were outstanding:

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

Note 9 - Commitments and contingencies

Operating leases

During the second quarter of 2015, the Company extended the term of its Gaithersburg, Maryland office lease, effective May 7, 2015, through January 31, 2021, with one additional five-year renewal at the Company’s election. The Company is responsible for all utilities, repairs, insurance, and taxes under this operating lease. Effective July 1, 2015, the Company further modified its lease agreement to add additional leased space to its headquarters. Additionally, the Company leases office space in Denmark; this lease is currently on a month-to-month basis.

The Company also leases a facility in Woburn, Massachusetts under an operating lease that expires in January 2017. On October 17, 2016, AdvanDx, a wholly-owned subsidiary of the Company executed a Lease Extension #6 to Lease Agreement (the “Lease Extension”) between the Company and Cummings Properties, LLC with respect to extension of the existing lease for AdvanDx’s facility in Woburn Massachusetts (as amended, the “Woburn Lease”).  The Lease Extension extends the term of the Woburn Lease for five years, such that the Woburn Lease extends until January 30, 2022. The Company expects the aggregate rent will be approximately $2.2 million over the five-year term, subject to annual cost of living adjustments.

Rent expense under the Company’s facility operating leases for the nine months ended September 30, 2016 and 2015 was $756,608 and $447,007, respectively.

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

Note 10 - License agreements, research collaborations and development agreements

The Company is a party to three license agreements to acquire certain patent rights and technologies. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees.  The Company recognized net royalty expense of $71,135 and $216,937 for the three and nine months ended September 30, 2016, respectively. The Company recognized net royalty expense (income) of $7,484 and ($13,769) for the three and nine months ended September 30, 2015, respectively.  Income amounts shown for 2015 reflect the April 2015 re-negotiation of one of the Company’s license agreements, that reduced the Company’s minimum royalties under that agreement.  In 2016, future minimum royalty fees are approximately $270,000 under these agreements.

In September 2013, the Company entered into a technology development agreement with Hitachi High-Technologies Corporation (“Hitachi”) that included fixed milestone payments for meeting development milestones under the agreement. Since the milestones were substantive, the Company recognized revenue in the periods in which the substantive milestones were achieved. In addition, the Company received an upfront payment which was recognized on a straight-line basis over the term of the technology development agreement, which ended in December 2015. The Company recognized total revenue of $27,780 and $308,340 during the three and nine months ended September 30, 2015, respectively (none in 2016) relating to this arrangement.

In June 2016, the Company entered into a license agreement with Hitachi, pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology.  The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone.  The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period.  During the three and nine months ended September 30, 2016, the Company recognized $6,302 and $131,302 of revenue related to the license agreement.

Note 11 - Related party transactions

In March 2014, the Company entered into a supply agreement with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE-marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $0 and $160,089 related to these agreements in the three and nine months ended September 30, 2016, respectively. The Company paid $79,032 and $221,967 related to these agreements in the three and nine months ended September 30, 2015, respectively.

Under the agreements with Fluidigm, the Company had inventory purchases of $23,624 and $91,399 in the three and nine months ended September 30, 2016, respectively. The Company had inventory purchases of $87,127 and $212,925 related to these agreements in the three and nine months ended September 30, 2015, respectively.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $45,106 and $135,319 related to the leased equipment in the three and nine months ended September 30, 2016, respectively. The Company paid $45,106 and $74,812 related to the leased equipment in the three and nine months ended September 30, 2015, respectively.

In October 2016, the Company entered into an agreement in the ordinary course of its business with an affiliate of Merck Global Health Innovation Fund (“Merck GHI”), a principal stockholder of the Company.  Under the agreement, the Company will be required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement.

Note 12 – Subsequent events

On October 17, 2016, AdvanDx, a wholly-owned subsidiary of the Company executed a Lease Extension #6 to Lease Agreement between the Company and Cummings Properties, LLC with respect to extension of the existing lease for AdvanDx’s facility in Woburn Massachusetts (as amended, the “Woburn Lease”).  The Lease Extension extends the term of the Woburn Lease for five years, such that the Woburn Lease extends until January 30, 2022. The Company expects the aggregate rent will be approximately $2.2 million over the five year term, subject to annual cost of living adjustments.

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

Overview

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the strategic acquisition (the “Merger”) of AdvanDx, Inc. and its wholly owned subsidiary AdvanDx A/S (collectively, “AdvanDx”) (see Note 4). Pursuant to the terms of a merger agreement, Velox Acquisition Corp., OpGen’s wholly-owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx, Inc. with AdvanDx, Inc. surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx, Inc. and AdvanDx A/S are collectively referred to hereinafter as the “Company.” The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark. The Company operates in one business segment.

OpGen is a precision medicine company using molecular diagnostics and informatics to combat infectious disease. OpGen is developing molecular information products and services to combat infectious disease in global healthcare settings, helping to guide clinicians with more rapid information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms (“MDROs”). The Company’s proprietary DNA tests and bioinformatics address the rising threat of antibiotic resistance by helping physicians and healthcare providers optimize patient care decisions and protect the hospital biome through customized screening and surveillance products and services. The Company’s molecular information products and services combine Acuitas DNA tests, Acuitas Lighthouse bioinformatics and CLIA lab services for MDRO genetic identification, antibiotic resistance gene information and surveillance, and add to a growing proprietary data warehouse that includes genomic data matched with antibiotic susceptibility information for microbes and patient information. The Company is working to deliver its molecular information products and services to a global network of customers and partners. The Acuitas DNA tests provide rapid microbial ID, and antibiotic resistance gene information. These include the QuickFISH family of FDA-cleared and CE-marked diagnostic products used to rapidly detect pathogens in positive blood cultures, the MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and a rapid antibiotic resistance test in development.

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

Results of operations for the three months ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,
	2016	2015
Revenue
Product sales	$730,325	$929,241
Laboratory services	23,036	23,765
Collaboration revenue	6,302	27,780
Total revenue	$759,663	$980,786

Our total revenue for the three months ended September 30, 2016 decreased approximately 23% to $0.8 million from $1.0 million, when compared to the same period in 2015. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 21% in the 2016 period compared to the 2015 period is primarily attributable to decreased rapid pathogen ID and legacy genome mapping product sales; and

•	Collaboration Revenue: the decrease in revenue of approximately 77% in the 2016 period compared to the 2015 period is attributable to decreased revenue related to Hitachi contracts.

The Company expects revenues for 2016 to exceed 2015 revenues as a result of a strategic shift away from Argus and Whole Genome Mapping product sales and collaborations to a focus on its QuickFISH and PNAFISH diagnostic products, Acuitas MDRO test and Acuitas Lighthouse services.

Operating expenses

	Three Months Ended September 30,
	2016	2015
Cost of products sold	$400,001	$624,635
Cost of services	51,802	48,467
Research and development	2,178,818	1,788,748
General and administrative	1,639,996	1,614,532
Sales and marketing	1,294,640	1,032,759
Transaction expenses	—	525,596
Total operating expenses	$5,565,257	$5,634,737

The Company’s total operating expenses for the three months ended September 30, 2016 decreased approximately 1% to $5.6 million from $5.6 million, when compared to the same period in 2015. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sales for the three months ended September 30, 2016 decreased approximately 36% when compared to the same period in 2015. The change in costs of products sold is primarily attributable to decreased rapid pathogen ID and legacy genome mapping product sales;

•

Research and development: research and development expenses for the three months ended September 30, 2016 increased approximately 22% when compared to the same period in 2015, primarily due to third party software and instrument development costs associated with Automated Pathogen ID project;

•

Sales and marketing: sales and marketing expenses for the three months ended September 30, 2016 increased approximately 25% when compared to the same period in 2015 due to increased payroll-related expenses; and

•

Transaction expenses: transaction expenses for the three months ended September 30, 2016 decreased approximately 100% when compared to the same period in 2015 due to the prior year acquisition of AdvanDx, Inc.

The Company expects operating expenses for 2016 to exceed 2015 operating expenses as a result of increased sales relating to a strategic shift from Argus and Whole Genome Mapping product sales and collaborations to a focus on its QuickFISH and PNAFISH diagnostic products, Acuitas MDRO test and Acuitas Lighthouse services.

Other income (expense)

	Three Months Ended September 30,
	2016	2015
Interest expense	$(41,423)	$(17,482)
Foreign currency transaction losses	(1,269)	—
Change in fair value of derivative financial instruments	—	—
Interest and other income	623	2,513
Total other expense	$(42,069)	$(14,969)

Other expense for the three months ended September 30, 2016 increased to a net expense of $42,069 from a net expense of $14,969 in the same period of 2015, and was primarily the result of capital leases.

Results of operations for the nine months ended September 30, 2016 and 2015

Revenues

	Nine Months Ended September 30,
	2016	2015
Revenue
Product sales	$2,705,690	$1,432,592
Laboratory services	182,130	87,201
Collaboration revenue	131,302	308,340
Total revenue	$3,019,122	$1,828,133

Our total revenue for the nine months ended September 30, 2016 increased approximately 65% to $3.0 million from $1.8 million, when compared to the same period in 2015. This increase is primarily attributable to:

•	Product Sales: the increase in revenue of approximately 89% in the 2016 period compared to the 2015 period is primarily attributable to sales of rapid pathogen ID testing products;
•

Laboratory Services: the increase in revenue of approximately 109% in the 2016 period compared to the 2015 period as a result of increases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and

•	Collaboration Revenue: the decrease in revenue of approximately 57% in the 2016 period compared to the 2015 period is attributable to decreased revenue related to Hitachi contracts.

Operating expenses

	Nine Months Ended September 30,
	2016	2015
Cost of products sold	$1,269,990	$788,256
Cost of services	528,733	198,691
Research and development	6,278,829	3,897,049
General and administrative	4,955,096	3,694,143
Sales and marketing	4,282,628	2,962,555
Transaction expenses	—	525,596
Total operating expenses	$17,315,276	$12,066,290

The Company’s total operating expenses for the nine months ended September 30, 2016 increased approximately 44% to $17.3 million from $12.1 million, when compared to the same period in 2015. This increase is primarily attributable to:

•

Costs of products sold: cost of products sales for the nine months ended September 30, 2016 increased approximately 61% when compared to the same period in 2015. The change in costs of products sold is primarily attributable to sales of rapid pathogen ID testing products;

•

Costs of services: cost of services for the nine months ended September 30, 2016 increased approximately 166% when compared to the same period in 2015. The change in costs of services is primarily attributable to an increase in sales of Acuitas Lighthouse services;

•

Research and development: research and development expenses for the nine months ended September 30, 2016 increased approximately 61% when compared to the same period in 2015, primarily due to costs related to the Automated Pathogen ID project;

•

General and administrative: general and administrative expenses for the nine months ended September 30, 2016 increased approximately 34% when compared to the same period in 2015, primarily due to payroll and facility costs associated with the AdvanDx acquisition in 2015 and public company costs;

•

Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2016 increased approximately 45% when compared to the same period in 2015, primarily due to costs associated with our expanded sales and marketing team, the Intermountain Healthcare Retrospective study, and industry trade show expenses; and

•	Transaction expenses: transaction expenses for the nine months ended September 30, 2016 decreased 100% when compared to the same period in 2015 due to the prior year acquisition of AdvanDx Inc.

Other income (expense)

	Nine Months Ended September 30,
	2016	2015
Interest expense	$(109,806)	$(1,746,853)
Foreign currency transaction gains	2,293	—
Change in fair value of derivative financial instruments	—	(647,342)
Interest and other (expense)/income	(3,078)	9,675
Total other expense	$(110,591)	$(2,384,520)

Other expense for the nine months ended September 30, 2016 decreased to a net expense of $110,591 from a net expense of $2,384,520 in the same period of 2015, and was primarily the result of a reduction in interest expense due to the settlement of a significant portion of our debt upon the closing of our IPO and the reclassification of derivative warrant liabilities, which were reclassified to stockholders’ equity upon the closing of our IPO when their net cash-settlement features lapsed.

Liquidity and capital resources

At September 30, 2016, the Company had cash and cash equivalents of $4.3 million compared to $7.8 million at December 31, 2015. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2016 and 2015, including:

On September 13, 2016, the Company entered into a Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time in an "at the market offering", at its option, up to an aggregate of $25 million of shares of the Company's common stock, $0.01 par value per share through Cowen, as sales agent, with initial sales to be limited to an aggregate of $11.5 million of Placement Shares.  Remaining availability under the ATM Offering is $11.5 million of Placement Shares.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses was $9.5 million.  The Company intends to use the proceeds for working capital and general corporate purposes.  Pursuant to the private placement, the Company issued 6,744,127 shares of common stock, 2,309,428 of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

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

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2017.  In the event the Company is unable to successfully raise additional capital on or before the first quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(12,866,572)	$(11,071,538)
Net cash (used in)/provided by investing activities	(87,533)	1,277,977
Net cash provided by financing activities	9,399,514	20,231,366

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2016 consists primarily of our net loss of $14.4 million, reduced by certain noncash items, including depreciation and amortization expense of $0.5 million, share-based compensation expense of $0.7 million, and the net change in operating assets and liabilities of $0.2 million. Net cash used in operating activities for the nine months ended September 30, 2015 consists primarily of our net loss of $12.6 million, reduced by certain noncash items, including depreciation and amortization expense of $0.4 million, share-based compensation expense of $1.2 million, change in the fair value of our warrant liability of $0.6 million, noncash interest expense including that associated with the conversion of our convertible notes in May 2015 of $1.6 million, partially offset by the net change in operating assets and liabilities of $2.3 million.

Net cash (used in)/provided by investing activities

Net cash (used in)/provided by investing activities in the nine months ended September 30, 2016 consisted solely of purchases of property and equipment. Net cash (used in)/provided by investing activities in the nine months ended September 30, 2015 consisted of purchases of property and equipment, as well as $1.4 million of cash acquired in business combinations.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 of $9.4 million consisted primarily of the net proceeds from our private placement of common stock, non-voting convertible preferred stock and stock purchase warrants.  Net cash provided by financing activities for the nine months ended September 30, 2015 of $20.2 million consisted primarily of $3.0 million of net proceeds from the issuance of debt instruments, $12.4 million of net proceeds from our IPO, and $5.0 million of net proceeds from the issuance of common stock of Merck GHI.

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

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our condensed, consolidated financial statements.

Contractual obligations and off-balance sheet arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On July 14, 2015, the Company completed the Merger by acquiring 100% of the capital stock of AdvanDx in the Merger. The Company has not yet completed an assessment of the design and/or operating effectiveness of AdvanDx’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following are significant factors known to us that could materially harm our business, financial condition or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this quarterly report. The risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition and operating results. If any of these risks actually occur, our business, financial condition, and operating results could suffer significantly. These risk factors are supplemented by the Risk Factors included in Section 1.A. of our Annual Report on Form 10-K for the year ended December 31, 2015 under the headings “Risks Related to Regulation of our Business,” “Risks Related to Compliance with Healthcare and Other Regulations”, and “Risks Related to our Intellectual Property.”

Risks Related to our Business

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2015 and 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2015 and 2014 we had net losses of $17.4 million and $5.7 million, respectively and for the nine months ended September 30, 2016 our net loss was $14.4 million. From our inception through September 30, 2016, we had an accumulated deficit of $128.5 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2015 and 2014 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2016 and 2015, including our IPO, an additional investment in our common stock and in a promissory note in July 2015 by Merck GHI, and a private placement financing in May and June 2016 to accredited investors, including Merck GHI and jVen Capital.  The net proceeds from such financings were approximately $27.6 million.

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

We expect to continue to incur significant operating expenses and anticipate that our expenses will increase due to costs relating to, among other things:

•	commercializing our rapid pathogen ID and Acuitas MDRO and Acuitas Lighthouse bioinformatics services;
•	and developing automated rapid molecular diagnostic and antibiotic resistance testing products and services;
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

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy.  We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2017.  In the event we are unable to successfully raise additional capital on or before the first quarter of 2017, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing.  We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

Our products and services may never achieve significant commercial market acceptance.

Our products and services may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for our products will depend on several factors, including:

•

our ability to convince the medical community of the clinical utility of our products and services and their potential advantages over existing tests, including our surveillance services offering, despite the lack of reimbursement for such services;

•

our ability to successfully develop automated rapid pathogen ID and antibiotic resistance testing products and services, including bioinformatics, and convince hospitals and other healthcare providers of the patient safety, improved patient outcomes and potential cost savings that could result;

•	Our ability to grow our microbial isolate and antibiotic resistance genes knowledgebase;;
•	our ability to convince the medical community of the accuracy and speed of our products and services, as contrasted with the current methods available; and
•	the willingness of hospitals and physicians to use our products and services.

Our future success is dependent upon our ability to expand our customer base.

The current customers we are targeting for our rapid pathogen ID and Acuitas MDRO test products and services are acute care hospitals, particularly those with advanced care units, such as intensive care units, and community-based hospitals. We need to provide a compelling case for the savings, patient safety and recovery, reduced length of stay and reduced costs that come from adopting our MDRO diagnosis and management products and services. If we are not able to successfully increase our customer base, sales of our products and our margins may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products and services, would adversely affect our ability to improve our operating results.

We have seen declining revenues from our current customers for our QuickFISH products as we work to automate and expand our current product offerings. We may not be successful in developing such automated rapid pathogen ID products, which would materially, adversely affect our business.

During the third quarter of 2016, we encountered supply chain issues that impacted our ability to deliver our products to customers.  Although such supply chain issues were resolved, future supply chain or other manufacturing issues could adversely affect our ability to deliver our products to our customers and adversely impact our revenues and results of operations.

We are developing new diagnostic products for the more rapid identification of MDROs and antibiotic resistance genomic information.  If we are unable to successfully develop, receive regulatory clearance or approval for or commercialize such new products and services, our business will be materially, adversely affected.

We are currently beginning development of a new one-hour antibiotic resistance diagnostic product that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and testing for antibiotic resistance.  Development of new diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products.  Our intent is to identify over 100 antibiotic resistance genes to help guide clinician antibiotic therapy decisions when test results are evaluated using the Acuitas Lighthouse.  Although we have demonstrated preliminary feasibility, and confirmed genotype/phenotype predictive algorithms, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, identify and license a third-party rapid array platform, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests.  In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts.  We currently estimate that such antibiotic resistance diagnostic tests will be commercially available by 2019.  Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

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

We anticipate that we will need to make significant investments in the Acuitas MDRO tests and QuickFISH products and services in order to make our business profitable. We have identified potential synergies for future rapid diagnostic test developments based on our existing product and service offerings, but need to expend significant investments to develop such products and services. There can be no assurance that we can obtain sufficient resources or capital from operations or future financings to support these development activities.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2017.  In the event the Company is unable to successfully raise additional capital on or before the first quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The results of our clinical and economic validation studies involving our Acuitas MDRO test products and services have been presented at major infectious disease and infection control society meetings. We need to maintain and grow a continued presence in peer-reviewed publications to promote clinician adoption of our products. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products and services, and adoption by key opinion leaders in the infectious disease market are very important to our commercial success. Clinicians typically take a significant amount of time to adopt new products and testing practices, partly because of perceived liability risks and the uncertainty of a favorable cost/benefit analysis. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our products and demonstrate their clinical benefits. Clinicians may not adopt our current and future products and services unless they determine, based on published peer-reviewed journal articles and the experience of other clinicians, that our products provide accurate, reliable, useful and cost-effective information that is useful in MDRO diagnosis, screening and outbreak prevention. If our current and future products and services or the technology underlying our products and services or our future product offerings do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing our products, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.

The performance of clinical and economic utility studies is expensive and demands significant attention from our management team.

The performance of clinical and economic utility studies is expensive and demands significant attention from our management team. Data collected from these studies may not be positive or consistent with our existing data, or may not be statistically significant or compelling to the medical community. If the results obtained from our ongoing or future studies are inconsistent with certain results obtained from our previous studies, adoption of our current and future products and services would suffer and our business would be harmed.

Our products and services are not covered by reimbursement by Medicare, Medicaid and other governmental and third-party payors. If we cannot convince our customers that the savings from use of our products and services will increase their overall reimbursement, our business could suffer.

Our products and services do not currently receive reimbursement from Medicare, Medicaid, other governmental payors or commercial third-party payors. The recent policy and rule changes in reimbursement announced by CMS, including potential financial incentives for reductions in hospital acquired infection (“HAI”), and penalties and decreased Medicare reimbursement for patients with HAIs provide us with an opportunity to establish a business case for the purchase and use of our screening and diagnostic products and services. If we cannot convince our customers that the savings from use of our products and services will increase or stabilize their overall profitability and improve clinical outcomes, our business will suffer.

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

We manufacture the QuickFISH and PNA Fish products in a leased facility located in Woburn Massachusetts.  If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur.  If we decide to relocate the facility, we will need to obtain all necessary FDA certifications, which could delay our ability to manufacture these products.  If any of these issues occur, it could have a material adverse effect on our financial condition and results of operations.

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

Competitors may develop their own versions of competing products in countries where we do not have patents or where our intellectual property rights are not recognized.

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical, research and development and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by hospitals, physicians and payers as functionally equivalent to our product and service offering, or offer products at prices designed to promote market penetration, which could force us to lower the list prices of our product and service offerings and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed. New test development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our diagnostic and screening products and services. The further development and commercialization of additional diagnostic and screening product and service offering are key to our growth strategy.

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

The marketing, sale and use of our products could lead to product liability claims if someone were to allege that a product failed to perform as it was designed. We may also be subject to liability for errors in the results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. For example, if we diagnosed a patient as having an MDRO but such result was a false positive, the patient could be unnecessarily isolated in an in-patient setting or receive inappropriate treatment. We may also be subject to similar types of claims related to products we may develop in the future. A product liability or errors and omissions liability claim could result in substantial damages and be costly and time consuming for us to defend. Although we maintain product liability and errors and omissions insurance, we cannot assure you that our insurance would fully protect us from the financial impact of defending against these types of claims or any judgments, fines or settlement costs arising out of any such claims. Any product liability or errors and omissions liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could cause injury to our reputation or cause us to suspend sales of our products and services. The occurrence of any of these events could have an adverse effect on our business and results of operations.

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

Trading of our common stock is currently conducted on the NASDAQ Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of September 30, 2016, a significant number of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.  In addition, Merck GHI became our principal stockholder following the 2016 private offering financing transaction; as of September 30, 2016 it owns approximately 25% of our outstanding common stock, and has the right to acquire approximately 3.0 million additional shares upon the exercise of stock purchase warrants.  These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 65% of our outstanding common stock as of the date of this filing.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders.  This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of September 30, 2016, we had outstanding warrants to acquire 10,506,524 shares of our common stock, and stock options to acquire 2,991,715 shares of our common stock.  The expiration of the term of such options and warrants range from August 2017 to June 2026.  A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants.  If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

Accounting methods and policies for diagnostic companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to further review, interpretation and guidance from relevant accounting authorities, including the SEC. Changes to, or interpretations of, accounting methods or policies may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Quarterly Report. Restatement of our financial statements could have a negative impact on our business.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

On May 19, 2016 and June 27, 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses was $9,460,749.  The Company is using the proceeds for working capital and general corporate purposes.  Pursuant to the private offering the Company issued 6,744,127 shares of common stock, 2,309,428 shares of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

Each share of non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, is entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders.  Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.  The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.

On July 20, 2016, the Company’s registration statement on Form S-3, registering for resale by the holders of the shares of common stock acquired in the private offering was declared effective by the SEC.

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	November 14, 2016

EXHIBIT INDEX

Exhibit Number	Description

1.1

Sales Agreement by and between OpGen, Inc. and Cowen and Company, LLC, dated September 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 14, 2016)

10.1!

Separation Agreement and General Release, effective September 8, 2016, by and between OpGen, Inc. and Kevin Krenitsky, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Amendment No. 1, filed with the SEC on September 9, 2016)

10.2*	Lease Agreement and Lease Amendments and Lease Extensions by and between Cummings Properties LLC, Lessor, and AdvanDx, Inc., Lessee

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

!	Indicates a management contract
*	Filed or furnished herewith