Form 10-K
period 2016-12-31
OPGEN INC
filed 2017-03-24
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, was $8.4 million (based upon the last reported sale price of $1.52 per share on June 30, 2016, on The NASDAQ Capital Market).

As of March 20, 2017, 27,377,490 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OPGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Annual Report, we refer to OpGen, Inc. as the “Company,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to finance our operations;
•

the commercialization of our current products, including our QuickFISH® and PNA FISH® diagnostic products for infectious diseases, our Acuitas® MDRO test services and our Acuitas Lighthouse® bioinformatics services;

•	our ability to grow our customer base for our current products;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months and beyond;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative agreements;
•	changes in laws or regulations applicable to our business, including potential regulation by the FDA;
•	our ability to develop and commercialize new products to address unmet needs in our industry, and the timing of commercialization;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including OpGen®, Acuitas®, Acuitas Lighthouse® Argus®, AdvanDx®, QuickFISH®, and PNA FISH®. All other trademarks, servicemarks or trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

PART I

Item 1. Business

Please refer to the Glossary at the end of this Business section for definitions or descriptions of scientific, diagnostic, healthcare and regulatory terms used in this Annual Report.

Overview

We are a precision medicine company using molecular diagnostics and bioinformatics to help combat infectious disease. We are developing molecular information products and services to combat infectious disease in global healthcare settings, helping to guide clinicians with more rapid information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms. Our proprietary DNA tests and bioinformatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize patient care decisions and protect the hospital biome through customized screening and surveillance products and services.

Our molecular diagnostics and bioinformatics offerings combine our Acuitas® DNA tests, Acuitas Lighthouse® bioinformatics services and CLIA lab services for MDRO surveillance. We are working to deliver our products and services, some in development, to a global network of customers and partners. These include:

•

Our Acuitas DNA tests, which provide rapid microbial identification, and antibiotic resistance gene information. These products include the QuickFISH® family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, the Acuitas MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and our Acuitas Rapid Test in development. We are working to provide actionable, precise diagnostic information powered by pathogen surveillance data collected through hospital screening programs and a network of hospital and public health laboratories globally.

•

Our Acuitas Lighthouse bioinformatics systems, which are cloud-based HIPAA compliant bioinformatics offerings that combine clinical lab test results with patient and hospital information and provide analytics to help manage MDROs in the hospital and patient care environment. These include our Acuitas Lighthouse informatics, which can be specific to a healthcare facility, public health department or collaborator, such as a pharmaceutical company, and our Acuitas Lighthouse Knowledgebase, a proprietary data warehouse in development to include genomic data matched with antibiotic susceptibility information for microbes and patient information from healthcare providers, in which we are beginning to collect and store MDRO information from a variety of sources for use with our Acuitas Rapid Test in development.

There is rising global concern about the profound health and macroeconomic consequences if the growing threat of antimicrobial resistance is not tackled. Drug resistant infections currently claim at least 50,000 lives each year in the United States and Europe alone, with many hundreds of thousands more dying in other areas of the world. Recognizing this emerging threat, the White House issued a National Action Plan for Combating Antibiotic Resistance Bacteria in March 2015. The National Action Plan aims to achieve major reductions in the incidence of these urgent and serious threats and improvements in antibiotic stewardship during the next five years. The 2016 U.S. government budget included approximately $1 billion to help combat drug resistant infections. Three key areas have been highlighted for investment: rapid diagnostics, surveillance, and new antibiotics. We are focused in rapid diagnostics where our current tests help identify microorganisms and determine their antibiotic resistance genes and susceptibility faster than conventional diagnostics.  We are also focused on developing more rapid diagnostic tests to provide pathogen identification and antibiotic resistance information within one to three hours of specimen collection. Through the use of our Acuitas data warehouse we are working to provide antibiotic decision support tools to help physicians interpret and act on this information. A second area of our focus is surveillance of microbial infections and colonization with MDROs in the hospital environment. These products and services are designed to help enable effective response to resistant organisms and to help control MDRO transmission and outbreaks in the hospital.

We believe that the diagnostic paradigm for management of drug resistant infections is poised for change. In acute care settings, initial treatment today relies heavily on initial use of broad spectrum antibiotics on an empiric basis. For example, it is common for patients to receive the antibiotic vancomycin for treatment of potential Gram positive infections such as Staphylococcus and the antibiotic cefipime for treatment of potential Gram negative infections from organisms such as Escherichia coli, Klebsiella pneumoniae, or Pseudomonas. These powerful antibiotics are often prescribed without previous knowledge of whether the organism they are intended to treat is present. Current methods require 2-4 days to determine the organism identification and antibiotic susceptibility. During this period in advance of receiving the correct diagnosis, patients may often be over-treated or treated with an ineffective antibiotic leading to potentially undesirable outcomes such as morbidity from expanded infection, drug resistance, and opportunistic infections. If the diagnosis is that the initial empiric antibiotic therapy was incorrect, a new therapy must be chosen which may result in poor clinical outcomes, additional length of stay, and increased healthcare costs.

Improved diagnostics for detection of resistant bacteria and characterization of resistance patterns will help healthcare providers make optimal treatment decisions earlier and assist public health officials in taking action to prevent and control disease. Improved and more rapid diagnostics will also help decrease unnecessary or inappropriate use of antibiotics. Optimal precision medicine tests for combatting infectious disease will provide diagnostic information in the first hours after presentation of the acutely ill patient to the healthcare facility in order to impact initial antibiotic selection decisions. Conventional microbiology methods have been largely unchanged, and we believe that it is unlikely that they will be adapted to provide rapid one to three hour diagnostic tests for high resolution microbial analysis. DNA analysis technology, such as our Acuitas DNA tests in development, which have the potential to help revolutionize rapid diagnostics for microbiology. DNA tests are highly accurate and can be performed in just 30 minutes to an hour. Our FDA-cleared QuickFISH rapid pathogen identification tests are examples of such rapid detection technology; they currently provide rapid pathogen analysis within 30 minutes after a positive blood culture report. We are working on tests to accelerate such pathogen analysis to occur within one to three hours of specimen collection.  In addition, DNA sequencing technology now makes it possible to sequence the entire genome of microbes for subsequent analysis, antibiotic selection decision making software, and microbe tracking.

Our suite of DNA-based products and products in development are intended to provide actionable, precise diagnostics powered by microbial surveillance data. The high resolution Acuitas DNA tests use multiplex PCR to help provide reliable and accurate detection of drug resistance. The QuickFISH tests are powered by PNA technology and provide rapid pathogen identification, typically in less than 30 minutes from a positive blood culture result. The Acuitas MDRO Gene Test is used for determining if ICU patients are colonized with MDROs. Positive samples are confirmed using microbiological methods and the Acuitas Resistome Test for high resolution genotyping. Test results are maintained in the Acuitas Lighthouse data warehouse for subsequent interpretation by physicians and healthcare providers.

We are developing a new disruptive testing paradigm that we believe could provide results in one to three hours from specimen collection and help address many of the current issues with testing for antibiotic resistance. We are developing a new high resolution Acuitas Rapid Test designed to detect the key resistome profiles of Gram negative organisms. The product is anticipated to be used initially for research use only in infection control and clinical research.  Ultimately, following receipt of appropriate regulatory approvals, we anticipate the Acuitas Rapid Test will be used in the clinical setting to provide pathogen and antibiotic resistance gene information to aid in decision making for patients with complicated urinary tract infections, complicated pneumonia, and blood stream infections.    We are also developing a smart cloud based clinical database that we are calling the Acuitas Lighthouse Knowledgebase that will include critical infection control information and provide additional analysis of Acuitas resistance test results to provide additional insight to aid initial antibiotic selection and clinical decision making. Our proprietary Acuitas Lighthouse Knowledgebase distills large amounts of data into one actionable profile. We believe our disruptive approach will be globally applicable and could be an important new weapon in the fight against drug-resistant bacteria. The figure below describes the potential workflow and anticipated results from our new testing approach.

Our Strategy

We are using our current product and service offerings, and will use our products in development to build a comprehensive precision medicine solutions for combatting infectious diseases with a focus on developing diagnostic tests for rapid pathogen identification and genetic profiling, antibiotic resistance analysis and advanced bioinformatics to store and analyze MDRO and other infectious disease data for hospitals, out-patient settings and other healthcare providers. We believe more rapid genetic identification methods will reduce morbidity from MDROs, reduce healthcare costs through reduced length of stay, and assist in the identification of targeted antibiotic therapy. Current conventional microbiology, largely unchanged in 50 years, requires one to two days for growth and phenotypic analysis and often leads to the use of broad spectrum antibiotic therapy in the early stages of infection. Our current QuickFISH and PNA FISH FDA-cleared, CE-marked diagnostic tests can accelerate accurate pathogen identification by one to three days when compared to conventional methods by providing identification of the pathogen within 30 to 90 minutes of positive blood culture results.  We are working to:

•

Expand our rapid diagnostics product offerings through development of the Acuitas Rapid Test, with a goal of achieving one to three hour antibiotic resistance analysis from the time of specimen collection;

•

Grow our Acuitas Lighthouse data warehouse offerings for resistance and susceptibility data in a hospital, hospital system, or broader community through the creation of the Acuitas Lighthouse Knowledgebase;

•

Continue development of our Acuitas Lighthouse informatics and decision-making software and work to install Acuitas Lighthouse access at all customer sites in the United States and globally who meet minimum test volume license requirements;

•	Accelerate the commercialization of our Acuitas Gene Tests and Acuitas Lighthouse informatics;
•

Expand our lab service offerings and capabilities through the supply of kits for use on our DNA probe assay platform and commercially available rapid diagnostic testing systems, develop additional MDRO DNA sequencing tests and informatics;

•

Partner with reference laboratories, government agencies, diagnostic companies and information technology providers to offer our Acuitas Lighthouse informatics and Acuitas Lighthouse Knowledgebase on a global basis; and

•

Accelerate growth through strategic partnerships, which may include companies developing rapid diagnostic tests for MDROs, sponsored research programs with governments and industry, and strategic acquisitions.

We believe our products and services, including those in development, can be integrated into a MDRO and antibiotic single solution for assisting healthcare providers to rapidly combat infectious diseases. By seeking to address institutional needs for informatics, genetic analysis and microbiologic testing, we are working to establish a market leadership position in MDRO analysis. We are focused on developing products and services to help hospitals reduce hospital acquired infection rates by helping to rapidly identify patients colonized with MDROs who should receive contact precautions, and helping to guide antibiotic therapy in a variety of healthcare settings.

Molecular Information Business

We are working to build a unique and highly proprietary molecular information business. Our approach combines FDA-cleared and CE-marked rapid diagnostics and CLIA lab-based MDRO surveillance tests with our Acuitas Lighthouse data warehouse. We are developing an integrated solution based on a genomic knowledgebase of drug resistant pathogens.  Our approach involves sourcing thousands of pathogens from hospitals worldwide and completing genomic analysis including DNA sequencing, drug susceptibility testing of each individual pathogen. These data are combined along with hospital patient data and other information in our Acuitas Lighthouse Knowledgebase. We anticipate using this information and insights we derive from it to help power our rapid diagnostic products, healthcare management solutions and new applications to support pharmaceutical companies.

2016 Events

Business Initiatives

In May 2016, OpGen and the District of Columbia Hospital Association (“DCHA”) announced the completion of the first city wide quantification of MDROs. The study was conducted with Washington D.C.’s public health departments to gauge the prevalence of the multidrug-resistant Gram-negative bacteria CRE in healthcare facilities throughout the District of Columbia.  The results revealed the prevalence of CRE and other CRO was 5.1% and 6.4%, respectively.  The study also reported a wide range of variability across the 16 institutions tested providing direction for concentrated intervention.

In July 2016, we completed the Intermountain Healthcare (“IHC”) Retrospective MDRO Health Outcome Study.  The study was one of the largest of its kind ever conducted in an integrated health system.  900,000 hospital admissions were evaluated over an eight-year period at IHC, including 22 hospitals and affiliated clinics to help evaluate actual healthcare costs of MDRO and C. difficile infections and to provide proprietary data sets to help guide OpGen commercialization and R&D activities.  The researchers found that a 222% increase was observed in the prevalence of C. difficile infections as well as a 322% increase in ESBL (extended spectrum beta lactamase) positive organisms.  The study documented total costs of hundreds of millions of dollars and average individual patient costs of between $25,000 and $80,000.  Total costs are projected to double over the next seven years.

In October 2016, we entered into a research collaboration with Merck Sharp & Dohme Corp., a wholly owned subsidiary of Merck Co. & Inc. (“Merck”) to develop new rapid diagnostics and information technology products to help combat the threat of antimicrobial resistance. The companies will collaborate to support OpGen’s development of rapid DNA tests and a genomic knowledgebase of antibiotic-resistant pathogens for predicting antibiotic susceptibility based on test results. Under the terms of the agreement, Merck will provide access to its archive of over 200,000 bacterial pathogens gathered over the last 15 years through the Study for Monitoring Antimicrobial Resistance Trends (“SMART”), one of the world’s largest surveillance studies of antimicrobial resistance supported by Merck in collaboration with International Health Management Associates (“IHMA”). OpGen will perform genomic analysis, microbiology testing for drug resistance, and incorporate this information into its Acuitas Lighthouse Knowledgebase and the development of rapid DNA tests such as the Acuitas Rapid Test in development. OpGen will initially perform molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse data warehouse, and to speed development of OpGen’s rapid diagnostic platforms. Merck will gain access to the high-resolution genotype data for the SMART isolates as well as access to Acuitas Lighthouse informatics to support internal research and development programs.

Financings

On May 19, 2016 and June 27, 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck Global Health Innovation Fund (“Merck GHI”) and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses was $9.5 million.  The Company is using the proceeds for working capital and general corporate purposes.  Pursuant to the private offering the Company issued 6,744,127 shares of common stock, 2,309,428 shares of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.  Each share of non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, is entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders.  Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.  The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.   On July 20, 2016, the Company’s registration statement on Form S-3, registering for resale by the holders of the shares of common stock acquired in the private offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”).

In August 2016, the Company filed a shelf registration statement on Form S-3 registering $50 million of common stock for future offerings.  The shelf registration statement was declared effective by the SEC on September 9, 2016.

On September 13, 2016, the Company entered into the Sales Agreement with Cowen and Company LLC (“Cowen”) pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of December 31, 2016, the Company has sold an aggregate of approximately 3.6 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $4.4 million, and gross proceeds of $4.7 million. As of December 31, 2016, remaining availability under the at the market offering is $6.8 million. Subsequent to December 31, 2016, the Company has sold an aggregate of approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million. Under the initial sales agreement, remaining availability under the at the market offering is $4.6 million.

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

In February 2017, the WHO published its first ever list of antibiotic-resistant “priority pathogens” – a catalog of 12 families of bacteria that pose the greatest threat to human health.  The list was drawn up in a bid to guide and promote research and development (“R&D”) of new antibiotics, as part of WHO’s efforts to address growing global resistance to antimicrobial medicines. The list highlights the threat of gram-negative bacteria that are resistant to multiple antibiotics.  These bacteria have built-in abilities to find new ways to resist treatment and can pass along genetic material that allows other bacteria to become drug-resistant as well. The most critical group of all includes multidrug resistant bacteria that pose a particular threat in hospitals, nursing homes, and among patients whose care requires devices such as ventilators and blood catheters. They include Acinetobacter, Pseudomonas and various Enterobacteriaceae (including Klebsiella, E. coli, Serratia, and Proteus).  They can cause severe and often deadly infections such as bloodstream infections and pneumonia. These bacteria have become resistant to a large number of antibiotics, including carbapenems and third generation cephalosporins – the best available for treating multi-drug resistant bacteria.

Another emerging global threat are carbapenem-resistant enterobacteriaceae (“CREs”) that are either difficult to treat or wholly untreatable. According to former CDC Director Dr. Tom Frieden, CREs are a “nightmare bacteria.” The strongest antibiotics do not work and patients are left with potentially untreatable infections with mortality rates ranging between 40% and 80%. CRE strains are transmitted easily in healthcare settings from patients with asymptomatic intestinal colonization, and the CRE strains have the potential to spread antibiotic resistance through plasmid transfer to other bacterial species, including common human flora and potential pathogens such as Escherichia coli. The CDC has called for urgent action to combat the threat of CRE bacteria. Core prevention measures recommended by the CDC for all acute and long-term care facilities include: contact precautions for all patients who are colonized or infected with CRE, single patient room housing or cohorting, laboratory notification procedures, antibiotic stewardship and screening to identify unrecognized CRE colonization in patients admitted to high risk settings such as ICUs, long-term acute care units or facilities, or epidemiologically linked contacts.

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

The lack of currently available treatment options and scarcity of new treatment options in development are compounding the emerging Superbug problem. It has been close to 30 years since a new class of antibiotics was developed and successfully introduced. As a result, we believe that rapid, accurate identification of the pathogen and its genetic make-up, screening, infection control and antibiotic stewardship have become one of the most powerful weapons in the fight to contain this threat.

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

The trend towards forming ACOs is expected to increase the focus on reducing length of stay and the overall cost of hospital procedures. Since HAIs result in increased costs of approximately $24,000 per affected patient, we anticipate ACOs will be particularly receptive to our MDRO management offerings. According to Diagnostic Kit – second edition, March 2014 by Cowen & Co., the MRSA surveillance testing market and C. difficile testing market in the United States are approximately $300 million and $150 million, respectively.

Products

Our current product offerings include our QuickFISH and PNA FISH products, which are FDA-cleared, CE-marked in vitro diagnostic (“IVD”) tests designed to rapidly identify antimicrobial resistant pathogens significantly earlier than currently available conventional methods, our Acuitas MDRO Gene Test, Acuitas CR Elite Test and Acuitas Resistome Test, each a CLIA lab-based test that provides a profile of MDRO resistant genes for surveillance and response to outbreaks, and our Acuitas Lighthouse informatics.

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

Our FISH products can provide pathogen identification and differentiation within 20 to 90 minutes of positive blood culture results. Differentiation of the pathogen, such as, for example differentiating a methicillin resistant Staphylococcus aureus (“MRSA”) infection from a methicillin susceptible Staphylococcus aureus (“MSSA”) infection provides actionable information that can be used by the healthcare provider to determine appropriate antibiotic therapy.

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

Other Acuitas Products

Our high resolution DNA tests are marketed under the Acuitas trade name. We have developed Acuitas DNA tests for use in our CLIA lab such as the Acuitas MDRO Gene Test and we are developing a rapid Acuitas DNA test for use in hospital laboratories that will combine rapid pathogen identification and detection of antibiotic resistance genes.

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

•

Our Acuitas Resistome Test, launched in the second quarter of 2015, is a more comprehensive MDRO molecular test which detects 49 genes covering over 900 subtypes associated with antibiotic resistance. The test includes additional resistance genes for carbapenemases, ESBLs and AmpC genes, in replacement of the vancomycin resistant genes found in the Acuitas MDRO Gene Test. We believe the AmpC targets of the Acuitas Resistome Test are more specific for Gram-negative bacteria, thereby strengthening the coverage provided by our Acuitas Resistome Test to detect resistance genes found in Klebsiella pneumoniae, Escherichia coli, Acinetobacter baumannii, Pseudomonas aeruginosa, Enterobacter cloacae, and Citrobacter freundii. We use Acuitas Resistome Test results for Acuitas Lighthouse profiling of specimens collected in hospitals and clinical isolates from infected patients. Information from our Acuitas Resistome Test provides additional gene detection information to supplement our Acuitas MDRO Gene Test. Acuitas Resistome Test results can be used in conjunction with the Acuitas CR Elite Test to provide high resolution Acuitas Lighthouse profiles. Our goal is to provide DNA test-based Acuitas Lighthouse profiles, within 24 hours of sample receipt, and, using the Acuitas CR Elite Test to supplement our Acuitas Lighthouse profiles, with biologically derived, phenotypic antibiotic susceptibility data within 84 hours. We anticipate improving the accuracy, over time, of our Acuitas Resistome Test by performing DNA sequence analysis of microbial isolates within our Acuitas Lighthouse data warehouse. We believe our menu of genotypic and phenotypic tests along with our Acuitas Lighthouse bioinformatics platform profiles, will enable better surveillance and epidemiology, improved infection control practices, improved antibiotic stewardship and individualized patient care, as well as help to facilitate outbreak detection and response in healthcare settings. We also anticipate combining tests for infectious diseases such as C. difficile, MRSA and others to provide enhanced MDRO screening and patient management offerings.

See below for information about the Acuitas products in development.

Acuitas Lighthouse

Our Acuitas Lighthouse bioinformatics platform enables proactive MDRO management to prevent in-hospital transmission events and to help improve patient outcomes. Using our Acuitas Lighthouse informatics, launched in December 2015, we offer trend analysis of patient specific data, data specific to individual hospital facilities and health systems, which can be provided safely and confidentially to healthcare providers. Our Acuitas Lighthouse’s dynamic profiling incorporates identity, phenotype and MDRO gene presence and assigns unique microbe identifiers, or Acuitas Lighthouse informatics profiles, based on MDRO gene composition, and antibiotic susceptibility, or AST, data. We believe our Acuitas Lighthouse profiling will provide a comprehensive diagnostic tracking tool for MDRO infections in the hospital setting. It is based on our CLIA- and HIPAA-compliant LIMS database system. We have developed a web-based portal to allow our customers access to LIMS-based lab reports and Acuitas Lighthouse data reports.

We are also focused on further developing Acuitas Lighthouse into the Acuitas Lighthouse Knowledgebase, to provide an evergreen database for comprehensive testing and bioinformatics analysis to help guide antibiotic therapy decision making with continual global pathogen data from our CLIA lab and hospital customers, with such data to be used to:

•	assist in accelerating more rapid diagnosis with improved molecular susceptibility data;
•	provide MDRO screening and surveillance capabilities to hospitals to identify pathogen and resistance profiles; and
•	potentially accelerate new antibiotic development as the data are used to reveal genetic resistance patterns to direct drug discovery.

During 2016 we completed initial development of our genomic discovery engine including custom genotyping and DNA sequencing tests.  We completed development of the informatics infrastructure including the data warehouse and portal to support large-scale pathogen testing for the Acuitas Lighthouse Knowledgebase.

Other Products

Prior to our shift in focus to developing and commercializing our MDRO products, OpGen had developed and commercialized the Argus® Whole Genome Mapping System, MapIt® Services and MapSolver™ bioinformatics products and services. Such products and services were sold to academic, public health and corporate customers to allow them to perform Whole Genome Mapping and analysis of microbial, plant, animal and human genomes for life sciences applications. We have more than ten years of experience mapping microbial genomes. Our customers for these products include government and public health agencies such as the CDC, FDA, USDA and biodefense organizations, who use the Argus and MapSolver products in research and development, food safety and public health settings. In 2016 we ceased production of our Whole Genome Mapping products and notified our customers that we would no longer support these products and services.

In September 2013, we entered into a technology development agreement with Hitachi High‑Technologies Corporation (“Hitachi”) to commercialize our Whole Genome Mapping technology for mapping, assembly and analysis of human DNA. Under that agreement we developed cloud-based human genome map assembly capabilities. The technology development agreement ended in December 2015; there was no further activity under this agreement in 2016.

In June 2016, we entered into a license agreement with Hitachi, pursuant to which we resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a non-exclusive development license and a commercial products license to our Whole Genome Mapping technology.  The license agreement grants Hitachi designated development and commercialization rights.  We are not an active participant with Hitachi under the license agreement.  During the year ended December 31, 2016, we recognized $137,603 of revenue related to the license agreement.

Research and Development

For the years ended December 31, 2016 and 2015, our research and development expenses were $8.6 million and $6.0 million, respectively. We intend to continue to invest in the development of additional Acuitas gene tests, our Acuitas Lighthouse bioinformatics platform, and our QuickFISH rapid identification tests. Our current focus is on completing the development of our product offerings to provide actionable, precise diagnostics powered by our Acuitas Lighthouse Knowledgebase for rapid diagnostics of pathogens, determination of the appropriate antibiotics to treat the infection and accumulation of actionable surveillance data to provide information useful for monitoring and controlling outbreaks and promoting antibiotic stewardship.

Our ongoing research and development efforts include:

•

Development of the Acuitas Rapid Test, capable of providing genetic resistance information for up to 150 drug resistance genes in one to three hours from specimen collection, and a cloud-based Acuitas Lighthouse Knowledgebase for interpretation of test results and clinical decision making support tools to help select appropriate antibiotic therapies;

•	Development of more rapid molecular diagnostic products to achieve actionable pathogen identification and differentiation in the first few hours of presentation or symptoms;
•

Automating our QuickFISH products through digital imaging and analysis, new formats requiring less hands on time to process samples, multiplex formats that allow for testing of a broader range of microorganisms;

•	Continued investments in our Acuitas Lighthouse bioinformatics platform, focused on (i) data warehouse and portal for MDRO data and (ii) antibiotic analysis;
•	Further development of our Acuitas MDRO Gene Test, Acuitas Resistome Test and DNA sequencing; and
•	Converting our CLIA lab-based products to IVD kits that can be sold, upon receipt of FDA clearance and other approvals, directly to our customers and to other clinical reference laboratories.

Our ongoing Acuitas Rapid Test research and development programs and their stage of development are provided below.

During 2016 we completed the initial development of our genomic discovery engine including custom genotyping and DNA sequencing tests. We completed development of the information infrastructure including the Acuitas Lighthouse data warehouse and portal to support large-scale pathogen testing for the Acuitas Lighthouse Knowledgebase. As an important component of this, in October 2016, we entered into a research collaboration with Merck to develop new rapid diagnostics and information technology products to help combat the threat of antimicrobial resistance. For more information, please see the description of this research collaboration above under the heading “2016 Events – Business Initiatives.”

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

Our strategic focus is on selling to health systems and larger healthcare ecosystems such as individual cities or regions.  The collaboration with Intermountain Healthcare in Utah and the DC-HARP study in Washington, DC are examples of company initiatives to deploy its technology across multi-hospital healthcare settings.  We are working to expand this successful initial project to a funded pilot implementation across multiple healthcare facilities in the city. For more information, please see the description of these strategic initiatives above under the heading “2016 Events – Business Initiatives.”

We operate in one segment. Substantially all of our operations are in the United States. Total revenues from customers for the years ended December 31, 2016 and 2015 were $4.0 million and $3.2 million, respectively. Net loss for the years ended December 31, 2016 and 2015 was $19.2 million and $17.4 million, respectively. Total assets at December 31, 2016 and 2015 were $9.0 million and $13.8 million, respectively.

No individual customer represented in excess of 10% of revenues for the year ended December 31, 2016. For the year ended December 31, 2015, revenue earned from Hitachi represented 11% of total revenues.

We anticipate that our direct sales organization, working in conjunction with our regional and health system high-level cooperation efforts, will sell and support our genomic diagnostic products, including MDRO surveillance and rapid diagnostics, and our Acuitas

Lighthouse informatics offerings.  In the United States, we anticipate that the Acuitas Rapid Test will become a lead product.  As we work to gain appropriate regulatory approvals for this new product we plan to conduct clinical trial evaluations to document test performance and potential improved healthcare outcomes and reduced costs.  Each testing site is anticipated to have access to our MDRO surveillance CLIA lab services and our Acuitas Lighthouse Knowledgebase.

Competition

We believe we are currently the only company developing a molecular information business focused on leading a transformation in microbiology and infectious disease through precision medicine products and services that combine genomic data and bioinformatics. Our approach combines proprietary DNA tests developed in our CLIA laboratory, FDA-cleared and CE-marked rapid diagnostics, and our Acuitas Lighthouse bioinformatics and data warehouse offerings. Our competitors include rapid diagnostic testing and traditional microbiology companies, commercial laboratories, information technology companies, and hospital laboratories who may internally develop testing capabilities. Principal competitive factors in our target market include: organizational size, scale, and breadth of product offerings; rapidity of test results; quality and strength of clinical and analytical validation data and confidence in diagnostic results; cost effectiveness; ease of use; and regulatory approval status.

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Cepheid, Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems GenMark and Nanosphere. We believe our focus on identifying antibiotic-resistant genes, rather than primarily organisms, the genes and associated diseases included in our gene tests, and our Acuitas Lighthouse bioinformatics offerings distinguish us from such competitors.

We also face competition from commercial laboratories, such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and EuroFins, which have strong infrastructure to support the commercialization of diagnostic services.

Competitors may develop their own versions of our product offerings in countries where we do not have patents or where our intellectual property rights are not recognized.

Many of our potential competitors have widespread brand recognition and substantially greater financial, technical, research and development and selling and marketing capabilities than we do. Others may develop products with prices lower than ours that could be viewed by hospitals, physicians and payers as functionally equivalent to our products and services, or offer products and services at prices designed to promote market penetration, which could force us to lower our list prices and affect our ability to achieve profitability. If we are unable to change clinical practice in a meaningful way or compete successfully against current and future competitors, we may be unable to increase market acceptance and sales of our products, which could prevent us from increasing our revenue or achieving profitability and could cause our stock price to decline.

Laboratory Operations

Our laboratory operations are headquartered at our CLIA-certified laboratory in Gaithersburg, Maryland, where we perform all Acuitas testing. Samples are transported to the laboratory by FedEx or by courier. Once received, samples are assessed for acceptability, accessioned into our LIMS, prepared for processing and analyzed with traditional microbiology culture methods or using molecular testing instrumentation. Laboratory test data is housed in a proprietary LIMS database that is CLIA laboratory compliant. Customers access CLIA laboratory test results through individual PDF test reports and through our Acuitas Lighthouse informatics. Our laboratory also performs testing for research and development purposes and for both the creation and ongoing maintenance of our Acuitas Lighthouse data warehouse.

We believe we have sufficient laboratory capacity to perform Acuitas testing for at least the next 24 months.

Manufacturing

We manufacture our FDA-cleared and CE-marked PNA FISH and QuickFISH products in our Woburn, Massachusetts facility. We are currently operating this facility under a five-year lease. Specialty reagents for our CLIA laboratory are manufactured at our Gaithersburg, Maryland facility.

Manufacturing of our FDA-cleared products is performed under the current Good Manufacturing Practices - Quality System Regulation as required by the FDA for the manufacture of IVD labeled products. These regulations carefully control the manufacture, testing and release of IVD products as well as raw material receipt and control. We also have ongoing postmarket vigilance responsibilities under FDA regulations, and are subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form 483, warning letters, or other forms of enforcement. Our Woburn, Massachusetts facility was inspected by the FDA in 2015. Following such inspection, the FDA issued a report of its findings and observations, typically referred to as “Form 483 observations," primarily related to our quality systems and testing policies and documentation. We have responded, or intend to respond, to all inspection observations within the required timeframe and are working with the FDA’s Office of Compliance to satisfy the identified deficiencies.

Seasonality of Business

We do not believe our business is subject to seasonality. However, our business can be subject to and affected by the business practices of our business partners. To the extent that the availability of inventory or materials from or development practices of our partners is seasonal, our sales may be subject to fluctuations quarter to quarter or year over year.

Quality Assurance

Our quality assurance function oversees the quality of our laboratory and our FDA-cleared and CE-marked diagnostic products as well as the quality systems used in research and development, client services, billing operations and sales and marketing. We have established a quality assurance system across our entire business, including implementation and maintenance, document control, supplier qualification, corrective or preventive actions, oversight, and employee training processes. We monitor and seek to improve our quality over time in compliance with all applicable regulations.

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

Payments and Reimbursement

Our Acuitas MDRO test products, our Acuitas Lighthouse informatics and our QuickFISH tests are, and other future products and services will be, sold to hospitals and public health organizations on a fee-for-service basis. When hospital and health system clients purchase our QuickFISH tests we bill them directly for the purchase of test kits and consumables. Hospitals that purchase MDRO services from our CLIA laboratory are billed on a per test basis. Currently, we provide access to our Acuitas Lighthouse informatics. The portal capability is provided to our test customers who have sufficient test volume as part of our MDRO test offerings.

In the future, we envision selling our Acuitas Lighthouse Knowledgebase to health systems, hospitals and long-term care facilities under capitated, flat-rate contracts. Health systems and hospitals absorb the costs of extended stay from HAIs and poor treatment outcomes. For healthcare providers to support the use of our tests and services, OpGen needs to demonstrate improved outcomes and reduced costs. Various studies have documented increased hospital stays of six days or more for patients infected with MDROs, resulting in increased costs of $25,000 to $82,000 per infected patient. Determining if an infection is hospital-acquired or was originally obtained from another source is an important issue for hospitals. We believe our tests may help adjudicate payment favorably for hospitals. Isolation procedures are also costly to hospitals, so it is critical that isolation/de-isolation decisions are made accurately. Two recent studies documented a daily extra cost of approximately $101 for contact precaution equipment and approximately $57 for nursing time and contact precaution supplies for each infected patient. In addition to costs to individual hospitals, estimates of the economic costs of antibiotic resistance to the U.S. economy range from $20 billion to $35 billion annually.

Our marketing strategy focuses on the rapid turn-around time of our Acuitas MDRO and QuickFISH test results and the panel of results available from one patient sample. We believe the combination of our Acuitas MDRO test products, including QuickFISH, and our Acuitas Lighthouse informatics differentiates us in the marketplace by offering a single sample process for identification and management of MDROs. Our approach can deliver a number of benefits to healthcare organizations including: (1) reduced lengths of stays; (2) cost savings and improved patient outcomes; and (3) avoidance of penalties by third-party payers for HAIs.

We employ diverse marketing programs to inform key stakeholders of the value of our products and services in order to drive adoption. As part of our marketing strategy, we educate hospitals, other healthcare institutions, and healthcare professionals about our value proposition. We intend to expand our marketing efforts using proceeds from this offering to increase these activities by expanding our sales and marketing efforts to microbiology and infection control professionals and hospital executives. We anticipate supporting efforts to advocate for expanded MDRO hospital surveillance, legislation at the state and federal level to encourage best practices for MDRO surveillance, and clinical practice guidelines. Finally, our website serves as a portal for educational material for hospitals, healthcare professionals and patients.

Third-Party Payers

We do not currently rely on any third-party payers for payment or reimbursement to us for our Acuitas MDRO or QuickFISH test products. Although we do not anticipate seeking direct reimbursement to us, we do believe that Federal healthcare programs and other third-party payers may, in the future, reimburse hospitals for implementing institution-wide surveillance, infection control and antibiotic stewardship programs. Our management team has experience seeking reimbursement from Federal healthcare programs and other third-party payers, and would work to:

•

Meet the evidence standards necessary to be consistent with leading clinical guidelines. We believe demonstrating that our products and services meet leading clinical practice guidelines plays a critical role in payers’ coverage decisions;

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

As of December 31, 2016, we had total license or ownership rights to 172 patents, including 12 pending United States non-provisional patent applications, and 68 issued United States patents. More specifically, as of December 31, 2016, related to our FISH products, we had license or ownership rights to 99 patents, including 1 pending United States non-provisional patent applications, and 45 issued United States patents. These issued patents began to expire in March 2017 and will be fully expired by January 2029. As of December 31, 2016, related to our Acuitas products, we had license or ownership rights to 22 patents, including 4 pending United States non-provisional patent applications and no issued United States patents. As of December 31, 2016, related to our other products, we had license or ownership rights to 51 patents, including 7 pending United States non-provisional patent applications, and 23 issued United States patents related to our other products. These issued patents begin to expire in April 2017 and will be fully expired by January 2032.

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

We have a current Certificate of Compliance under CLIA and a Medical Laboratory Permit from the State of Maryland to perform clinical testing at our Gaithersburg, Maryland laboratory. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business. Our current CLIA certificate expires on October 1, 2017, and our Medical Laboratory Permit expires on June 30, 2018.

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

Federal Oversight of Laboratory Developed Tests and Research-Use-Only Products

Clinical laboratory tests, like our Acuitas MDRO Gene Test, are regulated under CLIA, as well as by applicable state laws. Historically, most laboratory developed tests (“LDTs”), were not subject to FDA regulations applicable to medical devices, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. FDA defines the term “laboratory developed test” as an IVD test that is intended for clinical use and designed, manufactured and used within a single laboratory. We believe that our Acuitas MDRO test products are LDTs. Currently, the FDA exercises enforcement discretion with respect to LDTs such that it does not enforce provisions of the Food, Drug and Cosmetic Act applicable to IVD devices. In July 2014, due to the increased proliferation of LDTs for complex diagnostic testing, and concerns with several high-risk LDTs related to lack of evidentiary support for claims, erroneous results and falsification of data, the FDA notified Congress that it would issue guidance that, when finalized, would adopt a risk-based framework that would increase FDA oversight of LDTs. As part of this developing framework, the FDA issued draft guidance in October 2014, informing manufacturers of LDTs of its intent to collect information from laboratories regarding their current LDTs and newly developed LDTs through a notification process. The FDA will use this information to classify LDTs and to prioritize enforcement of premarket review requirements for categories of LDTs based on risk, beginning with LDTs that present the highest risk. Specifically, the FDA plans to use advisory panels to provide recommendations to the agency on LDT risks, classification and prioritization of enforcement of applicable regulatory requirements on certain categories of LDTs, as appropriate, for those tests not yet categorized.

Some products are for research use only (“RUO”), or for investigational use only (“IUO”). RUO and IUO products are not intended for human clinical use and must be properly labeled in accordance with FDA guidance. Claims for RUOs and IUOs related to safety, effectiveness, or clinical utility or that are intended for human diagnostic or prognostic use are prohibited. In November 2013, the FDA issued guidance titled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only - Guidance for Industry and Food and Drug Administration Staff.” This guidance sets forth the requirements to utilize such designations, labeling requirements and acceptable distribution practices, among other requirements. Mere placement of an RUO or IUO label on an IVD product does not render the device exempt from otherwise applicable clearance, approval or other requirements. The FDA may determine that the device is intended for use in clinical diagnosis based on other evidence, including how the device is marketed.

We cannot predict the potential effect the FDA’s current and forthcoming guidance on LDTs and IUOs/RUOs will have on our product offerings or materials used to perform our diagnostic services. While we qualify all materials used in our diagnostic services according to CLIA regulations, we cannot be certain that the FDA might not promulgate rules or issue guidance documents that could affect our ability to purchase materials necessary for the performance of our diagnostic services. Should any of the reagents obtained by us from vendors and used in conducting our diagnostic services be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of service or delaying, limiting or prohibiting the purchase of reagents necessary to perform the service.

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

The FDA has issued a regulation outlining specific requirements for “specimen transport and storage containers.” “Specimen transport and storage containers” are medical devices if “intended to contain biological specimens, body waste, or body exudate during storage and transport” so that the specimen can be used effectively for diagnostic examination. Since medical devices are subject to registration and listing requirements, the reporting of corrections and removals, and responsible for medical device reporting requirements, if the FDA were to determine that our sample collection container is a medical device, the manufacturer would be required to register and list with the FDA for us to use the container for diagnostic purposes. The specimen collection device would be exempt from premarket review, and from Quality System Regulation (“QSR”) requirements except for recordkeeping and complaint handling requirements, so long as no sterility claims are made, but the manufacturer would still be required to comply with applicable regulations.

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

21st Century Cures Act

On December 13, 2016, President Obama signed into law the 21st Century Cures Act.  The Act contains several sections specific to antimicrobial innovation and antibiotic stewardship, and other provisions related to medical device innovations.  The Company believes that implementation of the 21st Century Cures Act may have a positive impact on the Company’s businesses through facilitating innovation and/or reducing the regulatory burden imposed on medical device manufacturers, especially those involved in antimicrobial susceptibility testing.  The Company cannot predict how and when these initiatives under the Act will be implemented at the federal or state level in which we may do business, or the effect any future regulation will have on us.

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

OpGen’s Woburn, Massachusetts facility is currently registered as an establishment with the FDA. If the LDTs performed in OpGen’s CLIA lab were deemed medical devices by the FDA, then we and any third-party manufacturers of such devices would need to register with the FDA as medical device manufacturers and obtain all necessary state permits or licenses to operate our business. We and any third-party manufacturers would be subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. Our Woburn, Massachusetts facility was inspected by the FDA in 2015. Following such inspection, the FDA issued a report of its findings and observations, typically referred to as “Form 483 observations," primarily related to our quality systems and testing policies and documentation. We have responded to all inspection observations within the required time frame and are working with the FDA’s Office of Compliance to satisfy the identified deficiencies.

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

After a medical device is placed on the market, numerous regulatory requirements apply. These include: all of the relevant elements of the QSR, labeling regulations, restrictions on promotion and advertising, the medical device reporting (which requires the manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), the Reports of Corrections and Removals regulations (which requires manufacturers to report certain recalls and field actions to the FDA), and other post-market requirements.

Health Insurance Portability and Accountability Act

Under HIPAA, the Department of Health and Human Services (“HHS”), has issued regulations to protect the privacy and security of protected health information used or disclosed by healthcare providers, such as us, and by certain vendors of ours, also known as our business associates. The regulations include limitations on the use and disclosure of protected health information and impose notification requirements in the event of a breach of protected health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Federal and State Physician Self-referral Prohibitions

As a clinical laboratory, and manufacturer and seller of diagnostic tests, we are subject to the Federal physician self-referral prohibitions, commonly known as the Stark Law, and to similar restrictions under the Maryland Physician Self-Referral Law. Together, these restrictions generally prohibit us from billing a patient or any governmental or private payor for any clinical laboratory services when the physician ordering the service, or any member of such physician’s immediate family, has an investment interest in or compensation arrangement with us, unless the arrangement meets an exception to the prohibition.

Both the Stark Law and the Maryland Physician Self-Referral Law contain an exception for compensation paid to a physician for personal services rendered by the physician. We have compensation arrangements with a number of physicians for personal services, such as clinical advisory board services, speaking engagements and other consulting activities. We have structured these arrangements with terms intended to comply with the requirements of the personal services exception to the Stark Law and the Maryland Physician Self-Referral Law.

However, we cannot be certain that regulators would find these arrangements to be in compliance with the Stark Law, the Maryland Physician Self-Referral Law, or similar state laws. We would be required to refund any payments we receive pursuant to a referral prohibited by these laws to the patient, the payor or the Medicare program, as applicable.

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

Federal and State Anti-Kickback Laws

The Federal healthcare program Anti-Kickback Law makes it a felony for a person or entity, including a laboratory, to knowingly and willfully offer, pay, solicit or receive remuneration, directly or indirectly, in order to induce business that is reimbursable under any Federal healthcare program. A violation of the Anti-Kickback Law may result in imprisonment for up to five years and fines of up to $250,000 in the case of individuals and $500,000 in the case of organizations. Convictions under the Anti-Kickback Law result in mandatory exclusion from Federal healthcare programs for a minimum of five years. In addition, HHS has the authority to impose civil assessments and fines and to exclude healthcare providers and others engaged in prohibited activities from Medicare, Medicaid and other Federal healthcare programs. Actions which violate the Anti-Kickback Law also incur liability under the Federal False Claims Act.

Although the Anti-Kickback Law applies only to Federal healthcare programs, a number of states, including Maryland, have passed statutes substantially similar to the Anti-Kickback Law pursuant to which similar types of prohibitions are made applicable to all other health plans and third-party payers. Violations of Maryland’s anti-kickback law are punishable by tiered criminal penalties based on the crime with a maximum penalty of life imprisonment and fines of up to $200,000, or both. Civil penalties include three times the amount of any overpayment made in violation of the statute.

Federal and state law enforcement authorities scrutinize arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to induce patient care referrals or induce the purchase or prescribing of particular products or services. The law enforcement authorities, the courts and Congress have also demonstrated a willingness to look behind the formalities of a transaction to determine the underlying purpose of payments between healthcare providers and actual or potential referral sources. Generally, courts have taken a broad interpretation of the scope of the Anti-Kickback Law, holding that the statute may be violated if merely one purpose of a payment arrangement is to induce referrals or purchases.

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

The personal services safe harbor to the Anti-Kickback Law provides that remuneration paid to a referral source for personal services will not violate the Anti-Kickback Law provided all of the elements of that safe harbor are met. One element is that if the agreement is intended to provide for the services of the physician on a periodic, sporadic or part-time basis, rather than on a full-time basis for the term of the agreement, the agreement must specify exactly the schedule of such intervals, their precise length, and the exact charge for such intervals. Our personal services arrangements with some physicians may not meet the specific requirement of this safe harbor that the agreement specify exactly the schedule of the intervals of time to be spent on the services because the nature of the services, such as speaking engagements, does not lend itself to exact scheduling and therefore meeting this element of the personal services safe harbor is impractical. Failure to meet the terms of the safe harbor does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances.

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

Other Federal and State Fraud and Abuse Laws

In addition to the requirements discussed above, several other healthcare fraud and abuse laws could have an effect on our business. For example, provisions of the Social Security Act permit Medicare and Medicaid to exclude an entity that charges the Federal healthcare programs substantially in excess of its usual charges for its services. The terms “usual charge” and “substantially in excess” are ambiguous and subject to varying interpretations.

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

Maryland Laboratory Licensing

Maryland requires that any site that performs clinical laboratory testing located in the state of Maryland, with limited exceptions, must be licensed by the state, in addition to meeting Federal CLIA requirements. As such, our laboratory in Gaithersburg, Maryland holds a current Maryland license and is subject to on-site surveys by Maryland’s Office of Health Care Quality. Our license was renewed in 2016 and will expire in June 2018.

Other States’ Laboratory Licensing

In addition to Maryland, other states including California, Florida, New York, Pennsylvania, Rhode Island, and the District of Columbia, require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses to receive specimens from Pennsylvania and Florida, and we have submitted an application to New York. We intend to obtain licenses from additional states and jurisdictions where we believe we are required to be licensed, and believe we are in compliance with applicable licensing laws.

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

International Regulation

Sales of diagnostic tests like our Acuitas MDRO test products outside the United States would be subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we would need to obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. OpGen’s Woburn, Massachusetts facility is currently ISO 13485 certified; the facility passed an inspection by our Notified Body in January 2017. While such certification is not required to distribute products internationally, the ISO 13485 certification implies that we are in compliance with the applicable regulatory requirements to distribute our medical devices internationally. OpGen currently distributes products in the European Union through its Denmark office. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly. If we elect to, or are required to, seek clearance of or approval for any of our products from the FDA, we may be able to commercialize such products with shorter lead time in international markets, but would need to establish international operations in order to do so.

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

Glossary

The following scientific, healthcare, regulatory and OpGen-specific terms are used throughout this Annual Report:

“ACOs” means accountable care organizations, a voluntary combination of doctors, hospitals and other healthcare providers and other healthcare system participants, including insurers, formed under the PPACA, to provide coordinated healthcare to patients.

“Acuitas CR Elite” is a comprehensive test for detection of CRE including our Acuitas MDRO gene test, culture based detection, and Acuitas resistome testing on positive specimens.

“Acuitas Lighthouse” is our bioinformatics platform, developed internally to provide real-time information on the MDRO status for patients and hospitals. We combine our molecular test information and microbiology test results from our customized CLIA-based tests to create Acuitas Lighthouse profiles for hospitals, health systems and communities, which we call our Acuitas Lighthouse informatics, and we are developing a more comprehensive and global Acuitas Lighthouse Knowledgebase for use with our Acuitas Rapid Test in development. Acuitas Lighthouse profiling facilitates MDRO tracking and results can be aggregated with hospital data to provide customized reports including alerts, prevalence, trend analysis and transmission information.

“Acuitas MDRO Gene Test” means our internally developed test that detects ten critical MDRO genes, including CRE (7 genes), ESBL (2 genes) and VRE resistant organisms, from one patient swab.

“Acuitas MDRO test products” means our Acuitas MDRO Gene Test, Acuitas CR Elite Test and Acuitas Resistome Test.

“Acuitas Rapid Test” mean our diagnostic test in development, capable of providing genetic Resistome information for up to 150 drug resistance genes in one to three hours from specimen collection.

“Acuitas Resistome Test” means our rapid, high resolution test that includes additional resistance genes for carbapenems, ESBLs and AmpC.

“Annual Report” means this Annual Report on Form 10-K for the year ended December 31, 2016.

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

“CRO” means carbapenem-resistant organisms; an MDRO.

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

“HIPAA” means the Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”). HIPAA and HITECH Act are Federal laws mandating security and privacy of protected personal health information of patients.

“hospital biome” is used in this Annual Report to refer to the unique characteristic microbial environment found in a specific hospital or other healthcare setting, which could change from time to time based on the MDRO profile of the institution.

“ICU” means an intensive care unit in a health-care facility.

“IVD” means in vitro diagnostic.

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

“QSR” means Quality System Regulation.

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

Employees

As of December 31, 2016, we had 62 employees worldwide, with 61 employed in the United States and 1 employed in Denmark. There are 59 full-time employees. The 61 employees in the United States primarily work in our Gaithersburg, Maryland and Woburn, Massachusetts locations. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

Corporate Information

OpGen, Inc. was incorporated in Delaware in 2001. On July 14, 2015, the Company acquired AdvanDx, Inc., a Delaware corporation, as a wholly owned subsidiary in a merger transaction. The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark.

Available Information

The Company maintains a website at www.opgen.com. Our Code of Business Conduct and Ethics is available on our website. We are not incorporating our website into this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the SEC. This information may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549. The SEC also maintains an internet website that contains reports, proxy statements, and other information about issuers, like OpGen who file electronically with the SEC. The address of the site is http://www.sec.gov.

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

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2016 and 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2016 and 2015, we had net losses of $19.2 million and $17.4 million, respectively. From our inception through December 31, 2016, we had an accumulated deficit of $133.3 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2016 and 2015 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2016, including a private investment public equity, or PIPE, in May and June to members of management, employees and accredited investors, including Merck GHI and jVen Capital, and an at-the-market, or ATM, public offering commenced in September 2016.  The net proceeds from such 2016 financings were approximately $13.9 million.

We expect to continue to incur significant operating expenses relating to, among other things:

•	commercializing our rapid pathogen identification and Acuitas MDRO and Acuitas Lighthouse bioinformatics services;
•	developing our Acuitas Rapid Test products and services for antibiotic resistance testing, and our automated rapid molecular diagnostic products;
•

developing, presenting and publishing additional clinical and economic utility data intended to increase clinician adoption of our current and future products and services, including the efficacy of use of our products in MDRO surveillance activities;

•	expansion of our operating capabilities;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	future clinical trials as we seek regulatory approval for some of our product offerings;
•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize potential future products and services; and
•	continued focus on recruiting and retaining our quality assurance and compliance personnel and activities.

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy.  We believe that current cash on hand will be sufficient to fund operations into the second quarter of 2017.  In the event we are unable to successfully raise additional capital during or before the second quarter of 2017, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing.  We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

We expect to make significant additional investment in the future related to our diagnostic products and services, which investments will require additional financing transactions through the issuance of equity or debt. If we are unable to make such investments our business will suffer.

We anticipate that we will need to make significant investments in our Acuitas Rapid Test in development, Acuitas MDRO tests, bioinformatics services and QuickFISH products and services in order to make our business profitable. We have identified potential synergies for future rapid diagnostic test developments based on our existing product and service offerings, but need to expend significant investments to develop such products and services. There can be no assurance that we can obtain sufficient resources or capital from operations or future financings to support these development activities.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we filed a shelf registration statement on Form S-3 to offer for sale and sell, from time to time, up to $50 million of shares of our common stock.  As a smaller reporting company, we are limited to sales under such shelf registration statement, or similar offerings, of no more than one-third of our public float over a rolling twelve-month period.  In September 2016, we commenced an “at the market,” or ATM, offering under the shelf registration statement to raise up to $11.5 million.  As of December 31, 2016, we have raised approximately $4.7 million under the ATM offering.  We believe that additional equity financings are the most likely source of capital.  There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations into the second quarter of 2017.  In the event we are unable to successfully raise additional capital during or before the second quarter of 2017, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we is able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

In July 2015, in connection with our acquisition of AdvanDx, Merck GHI made investments in the Company, including a $1 million senior secured promissory note secured by a security interest in substantially all of our assets, including our intellectual property assets. The secured promissory note requires interest-only payments at a rate of 8% per annum for two years, with the principal due and payable on July 14, 2017. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the promissory note, Merck GHI has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

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

•

our ability to successfully develop automated rapid pathogen identification and antibiotic resistance testing products and services, including bioinformatics, and convince hospitals and other healthcare providers of the patient safety, improved patient outcomes and potential cost savings that could result;

•	our ability to grow our microbial isolate and antibiotic resistance genes knowledgebase;
•	our ability to convince the medical community of the accuracy and speed of our products and services, as contrasted with the current methods available; and
•	the willingness of hospitals and physicians to use our products and services.

Our future success is dependent upon our ability to expand our customer base.

The current customers we are targeting for our rapid pathogen identification and Acuitas MDRO test products and services are hospital systems, acute care hospitals, particularly those with advanced care units, such as intensive care units, community-based hospitals and governmental units, such as public health facilities. We need to provide a compelling case for the savings, patient safety and recovery, reduced length of stay and reduced costs that come from adopting our MDRO diagnosis and management products and services. If we are not able to successfully increase our customer base, sales of our products and our margins may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products and services, would adversely affect our ability to improve our operating results.

We have seen declining revenues from our current customers for our QuickFISH products as we work to automate and expand our current product offerings. We may not be successful in developing such automated rapid pathogen identification products, which would materially, adversely affect our business.

During the third quarter of 2016, we encountered supply chain issues that impacted our ability to deliver our QuickFISH products to customers.  Although such supply chain issues were resolved, future supply chain or other manufacturing issues could adversely affect our ability to deliver our products to our customers and adversely impact our revenues and results of operations.

We are developing new diagnostic products for the more rapid identification of MDROs and antibiotic resistance genomic information.  If we are unable to successfully develop, receive regulatory clearance or approval for or commercialize such new products and services, our business will be materially, adversely affected.

We are currently beginning development of a new one to three hour antibiotic resistance diagnostic product that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and testing for antibiotic resistance.  Development of new diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products.  Our intent is to identify over 100 antibiotic resistance genes to help guide clinician antibiotic therapy decisions when test results are evaluated using the Acuitas Lighthouse.  Although we have demonstrated preliminary feasibility, and confirmed genotype/phenotype predictive algorithms, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, identify and license a third-party rapid array platform, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests.  In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts.  We currently estimate that such antibiotic resistance diagnostic tests will be commercially available by 2019.  Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

We may offer these products in development to the research use only market or for other non-clinical research uses prior to receiving clearance or approval to commercialize these products in development for use in the clinical setting.  We will need to comply with the applicable laws and regulations regarding such other uses.  Failure to comply with such laws and regulations may have a significant impact on the Company.

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

We rely principally on the commercialization of our QuickFISH and Acuitas MDRO test products and our Acuitas Lighthouse services to generate future revenue growth. To date, the Acuitas MDRO test products and Acuitas Lighthouse services have delivered only minimal revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of hospitals, long-term care facilities and other inpatient healthcare settings that use our products. We have experienced very limited revenue and customer adoption for our Acuitas MDRO products and services to date. If demand for products does not increase as quickly as we have planned, we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of our products by our target markets, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

We sell our products through our own direct sales force, which sells our Acuitas MDRO test products and services, which includes our QuickFISH products, and our Acuitas Lighthouse bioinformatics services and surveillance product and services offerings.  All of these products and services may be offered and sold to different potential customers or involve discussions with multiple personnel in in-patient facilities. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The inpatient healthcare industry is a large and diverse market. As a result, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We commenced the formal commercial launch of our CLIA lab in late 2013, launched our Acuitas MDRO Gene Test in the second quarter of 2014, launched our Acuitas CR Elite Test in December 2014, our Acuitas Resistome Test in the second quarter of 2015, and we began providing Acuitas Lighthouse informatics in December 2015. In addition, we integrated the sales of our QuickFISH products beginning in the third quarter of 2015. We anticipate future growth in our business operations. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales force management. We may not be able to maintain the quality or expected turn-around times of our diagnostic or screening results, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement the systems to handle such growth is uncertain, and failure to complete this in a timely and efficient manner could adversely affect our operations.

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

The results of our clinical and economic validation studies involving our Acuitas MDRO test and bioinformatics products and services have been presented at major infectious disease and infection control society meetings. We need to maintain and grow a continued presence in peer-reviewed publications to promote clinician adoption of our products. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products and services, and adoption by key opinion leaders in the infectious disease market are very important to our commercial success. Clinicians typically take a significant amount of time to adopt new products and testing practices, partly because of perceived liability risks and the uncertainty of a favorable cost/benefit analysis. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our products and demonstrate their clinical benefits. Clinicians may not adopt our current and future products and services unless they determine, based on published peer-reviewed journal articles and the experience of other clinicians, that our products provide accurate, reliable, useful and cost-effective information that is useful in MDRO diagnosis, screening and outbreak prevention. If our current and future products and services or the technology underlying our products and services or our future product offerings do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing our products, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.

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

Our products and services do not currently receive reimbursement from Medicare, Medicaid, other governmental payors or commercial third-party payors. The recent policy and rule changes in reimbursement announced by CMS, including potential financial incentives for reductions in hospital acquired infection, and penalties and decreased Medicare reimbursement for patients with HAIs provide us with an opportunity to establish a business case for the purchase and use of our screening and diagnostic products and services. If we cannot convince our customers that the savings from use of our products and services will increase or stabilize their overall profitability and improve clinical outcomes, our business will suffer.

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

We manufacture our QuickFISH and PNA Fish products in a leased facility located in Woburn, Massachusetts.  If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur.  If we decide to relocate the facility, we will need to obtain all necessary FDA certifications, which could delay our ability to manufacture these products.  If any of these issues occur, it could have a material adverse effect on our financial condition and results of operations.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Cepheid, Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems GenMark and Nanosphere.

We also face competition from commercial laboratories, such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and EuroFins, which have strong infrastructure to support the commercialization of diagnostic services.

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

A key element of our strategy is to discover, develop, validate and commercialize a portfolio of additional diagnostic and screening products and services to rapidly diagnose and effectively treat MDRO infections and reduce the associated costs to patients, inpatient facilities and the healthcare industry. We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future products and services, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

•	failure of the test at the research or development stage;
•	lack of clinical validation data to support the effectiveness of the test;
•	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
•	failure to obtain or maintain necessary certifications, licenses, clearances or approvals to market or perform the test; or
•	lack of commercial acceptance by in-patient healthcare facilities.

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

We have incurred net losses since inception and do not expect to become profitable in 2017 or for several years thereafter. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these net operating loss carryforwards (“NOLs”), and certain tax credit carryforwards to offset income before such unused NOLs tax credit carryforwards expire. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be further limited. The Merger with AdvanDx resulted in an ownership change for AdvanDx and, accordingly, AdvanDx’s net operating loss carryforwards and certain other tax attributes in U.S. taxing jurisdictions are subject to limitations on their use after the Merger. OpGen’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. We have not performed an analysis on previous ownership changes. It is possible that we have experienced an ownership change, or that we will experience an ownership change in the future. We had U.S. federal NOL carryforwards of $151.0 million and research and development tax credits of $2.6 million as of December 31, 2016, that may already be or could be limited if we experience an ownership change.

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

Trading of our common stock is currently conducted on The NASDAQ Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of December 31, 2016, a significant number of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.  In addition, Merck GHI became our principal stockholder following the 2016 PIPE financing transaction; as of December 31, 2016 it owns approximately 21% of our outstanding common stock, and has the right to acquire approximately 3.0 million additional shares upon the exercise of stock purchase warrants, which, if exercised, could put its ownership at approximately 30% of our outstanding shares.  These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 59% of our outstanding common stock as of the date of this filing.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders.  This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of December 31, 2016, we had outstanding warrants to acquire 10,506,524 shares of our common stock, and stock options to acquire 2,977,660 shares of our common stock.  The expiration of the term of such options and warrants range from August 2017 to December 2026.  A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants.  If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

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

A number of the rapid diagnostic products are regulated by the FDA and non-U.S. regulatory authorities. If we or our suppliers fail to comply with ongoing FDA, or other foreign regulatory authority, requirements, or if we experience unanticipated problems with the products, these products could be subject to restrictions or withdrawal from the market.

We do not have significant experience in complying with the rules and regulations of the FDA and foreign regulatory authorities. The rapid diagnostic products regulated as medical devices, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR and ISO regulations for the manufacture, labeling, distribution and promotion of the QuickFISH products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies, such as the FDA, enforce the QSR and other regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions: (1) untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; (7) operating restrictions; (8) withdrawing 510(k) clearances or PMA approvals that have already been granted; (9) refusal to grant export approval for our products; or (10) criminal prosecution.

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

Clinical laboratory tests, like our Acuitas MDRO Gene Test, are regulated under CLIA, as well as by applicable state laws. Historically, most LDTs were not subject to FDA regulations applicable to medical devices, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. The FDA defines the term “laboratory developed test” as an IVD test that is intended for clinical use and designed, manufactured and used within a single laboratory. We believe that our Acuitas MDRO test products are LDTs. Until 2014, the FDA exercised enforcement discretion such that it did not enforce provisions of the Food, Drug, and Cosmetic Act (the “FDA Act”) with respect to LDTs. In July 2014, due to the increased proliferation of LDTs for complex diagnostic testing and concerns with several high-risk LDTs related to lack of evidentiary support for claims, erroneous results and falsification of data, the FDA issued guidance that, when finalized, would adopt a risk-based framework that would increase FDA oversight of LDTs. As part of this developing framework, FDA issued draft guidance in October 2014, informing manufacturers of LDTs of its intent to collect information from laboratories regarding their current LDTs and newly developed LDTs through a notification process. The FDA will use this information to classify LDTs and to prioritize enforcement of premarket review requirements for categories of LDTs based on risk, using a public process. Specifically, the FDA plans to use advisory panels to provide recommendations to the agency on LDT risks, classification and prioritization of enforcement of applicable regulatory requirements on certain categories of LDTs, as appropriate.

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

If the FDA determines that enforcement discretion is not appropriate or that LDTs are generally subject to FDA regulation and that premarket review, including clearance or approval, is required for our Acuitas MDRO Gene Test or any of our future tests, diagnostic test kits that we may develop, or other products that would be classified as medical devices, the process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the FDA Act, or is the subject of an approved PMA, unless the device is specifically exempt from those requirements. The FDA will clear marketing of a lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Our currently commercialized products have not received FDA clearance or approval, as they are marketed under the FDA’s enforcement discretion for LDTs or are class I medical devices, which are exempt from the requirement for FDA clearance or approval.

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

We may generate a larger portion of our future revenue internationally and would then be subject to increased risks relating to international activities which could adversely affect our operating results.

We believe that a portion of our future revenue growth will come from international sources as we implement and expand overseas operations. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign health care and other regulatory requirements and laws, such as those relating to patient privacy;
•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
•	export or import restrictions;
•	various reimbursement and insurance regimes;
•	laws and business practices favoring local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	foreign exchange controls;
•	difficulties and costs of staffing and managing foreign operations; and
•	difficulties protecting or procuring intellectual property rights.

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

In March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the reconciliation law known as Health Care and Education Reconciliation Act (the “Reconciliation Act,” and, with the Affordable Care Act, the “2010 Health Care Reform Legislation”). The constitutionality of the 2010 Health Care Reform Legislation was confirmed twice by the Supreme Court of the United States. The 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the new health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. Both Congressional leaders and newly elected President Trump have announced plans to repeal or modify the 2010 Health Care Reform Legislation.  At this time the Company is not certain as to the impact of federal health care legislation on its business.

The 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. This excise tax was suspended in December 2015 for two years, and we anticipate that this may be repealed. If eventually implemented, this excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires certain manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We have provided reports under the Open Payments Act to the CMS since 2013.   The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

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

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems, which support our operations and our research and development efforts, as well as our storage systems and our analyzers. Due to the sophisticated nature of the technology we use in our products and service offerings, including our Acuitas Lighthouse services, we are substantially dependent on our information technology systems. information technology systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our digital immunoassay platform, could adversely affect our ability to operate our business. Any interruption in the operation of our digital immunoassay platform, due to information technology system failures, part failures or potential disruptions in the event we are required to relocate our instruments within our facility or to another facility, could have an adverse effect on our operations.

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

Any such breach or interruption could compromise our networks, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal HIPAA and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill facilities or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare Company financial information, provide information about our current and future solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

If hospital patient volumes drop as a result of severe economic conditions, or other unforeseen changes in healthcare provision or affordability, individual hospitals and health systems may be less willing to invest in our products and services. In addition, state and federal funds that are anticipated to be invested in the National Strategy for Combating Antibiotic-Resistant Bacteria could be reduced. If such funds are reduced, the market for our products would be impacted, which may affect our ability to generate revenues.

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

In July 2015, we issued a senior secured promissory note, in the principal amount of $1 million, to Merck GHI. Such Note is secured by a lien on our assets, including our intellectual property assets. If we default on our payment obligations under the Note, Merck GHI has the right to control the disposition of our assets, including our intellectual property assets. If such default occurs, and our intellectual property assets are sold or licensed, our business could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases 20,939 square feet of office and laboratory space at our headquarters in Gaithersburg, Maryland. Pursuant to this lease agreement, as amended, our lease will continue in effect until January 31, 2021 and may be renewed for one additional five-year period at the Company’s election. The Company also leases 12,770 square feet of office space at its facility in Woburn, Massachusetts under an operating lease that expires in January 2022, and provides the Company with options to extend the lease beyond the current expiration date. Additionally, the Company leases 2,967 square feet of office space in Denmark; this lease is currently on a month-to-month basis. Rent expenses under the Company’s facility operating leases for the years ended December 31, 2016 and 2015 were $1,000,726 and $683,519, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and IPO warrants have traded on The NASDAQ Capital Market under the symbols “OPGN” and “OPGNW,” respectively, since May 5, 2015. Prior to such time, there was no public market for our common stock or our warrants. The following table shows the high and low sales price for our common stock and IPO warrants as reported by The NASDAQ Capital Market for the periods indicated:

	High	Low
Common Stock:
Year Ended December 31, 2016
Fourth Quarter	$1.76	$0.89
Third Quarter	$3.70	$1.36
Second Quarter	$1.78	$1.03
First Quarter	$1.96	$1.36
IPO Warrants:
Year Ended December 31, 2016
Fourth Quarter	$0.26	$0.09
Third Quarter	$0.49	$0.13
Second Quarter	$0.46	$0.11
First Quarter	$0.35	$0.19

	High	Low
Common Stock:
Year Ended December 31, 2015
Fourth Quarter	$2.79	$1.45
Third Quarter	$4.43	$2.21
Second Quarter (beginning May 5, 2015)	$5.43	$3.12

IPO Warrants:
Year Ended December 31, 2015
Fourth Quarter	$0.59	$0.25
Third Quarter	$0.84	$0.30
Second Quarter (beginning May 5, 2015)	$0.95	$0.50

Stockholder Information

As of March 20, 2017, there were approximately 65 stockholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Dividends

We have not paid cash dividends in the years ended December 31, 2016 and 2015. We do not anticipate paying cash dividends in the foreseeable future, as we intend to use our revenue and capital to advance our product development and commercialization activities.

Sales of Unregistered Securities

The Company issued no unregistered securities during the fourth quarter of 2016.

Use of Proceeds from the Sale of Registered Securities

As of December 31, 2016, we have used all of the net cash proceeds from our IPO for sales and marketing, research and development and working capital purposes. There has been no material change in our planned use of the balance of the net proceeds from the IPO as described in our final prospectus dated May 4, 2015 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 5, 2015. We have broad discretion in the use of the net proceeds from our IPO. We may find it necessary or advisable to use the net proceeds from our IPO for other purposes than those described in our final prospectus.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

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

Overview

OpGen was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the Merger with AdvanDx (“the Merger”) (see Note 4). Pursuant to the terms of a Merger Agreement, Velox Acquisition Corp., OpGen’s wholly owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx with AdvanDx surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx are collectively referred to hereinafter as the “Company.” The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark. The Company operates in one business segment.

OpGen is a precision medicine company using molecular diagnostics and bioinformatics to help combat infectious disease. The Company is developing molecular information products and services to combat infectious disease in global healthcare settings, helping to guide clinicians with more rapid information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms. Its proprietary DNA tests and bioinformatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize patient care decisions and protect the hospital biome through customized screening and surveillance products and services.

The Company’s molecular diagnostics and bioinformatics offerings combine its Acuitas DNA tests, Acuitas Lighthouse bioinformatics services, and CLIA lab services for MDRO surveillance. The Company is working to deliver its products and services, some in development, to a global network of customers and partners. These include:

•

Its Acuitas DNA tests, which provide rapid microbial identification, and antibiotic resistance gene information. These products include the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, the Acuitas MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and the Acuitas Rapid Test in development. The Company is working to provide actionable, precise diagnostic information powered by pathogen surveillance data collected through hospital screening programs and a network of hospital and public health laboratories globally.

•

Its Acuitas Lighthouse bioinformatics systems, which are cloud-based HIPAA compliant bioinformatics offerings that combine clinical lab test results with patient and hospital information and provide analytics to help manage MDROs in the hospital and patient care environment. These include its Acuitas Lighthouse informatics, which can be specific to a healthcare facility, public health department or collaborator, such as a pharmaceutical company, and its Acuitas Lighthouse Knowledgebase, a proprietary data warehouse in development to include genomic data matched with antibiotic susceptibility information for microbes and patient information from healthcare providers, in which the Company is beginning to collect and store MDRO information from a variety of sources for use with its Acuitas Rapid Test in development.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The Company raised significant funds in 2016, including:

•

$9.5 million in net proceeds from the issuances of common stock, non-voting convertible preferred stock and stock purchase warrants in a private placement to members of management and to accredited investors, including Merck GHI and jVen Capital.

•	$4.4 million in net proceeds under the "at the market offering" program from the selling of approximately 3.6 million shares of its common stock.

See “Liquidity and Capital Resources” below for a description of the Company’s recent financing activities.

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

	Year Ended December 31,
	2016	2015
Revenue
Product sales	$3,524,178	$2,701,142
Laboratory services	228,904	120,476
Collaboration revenue	272,603	336,102
Total revenue	$4,025,685	$3,157,720

Our total revenue for the year ended December 31, 2016 increased 27%, to $4.0 million from $3.2 million, when compared to the same period in 2015. This increase is primarily attributable to:

•

Product Sales: the increase in revenue of 30% in 2016 as compared to 2015 is attributable to the inclusion of AdvanDx products sales subsequent to the Merger, offset in part by a reduction in the sale of our Argus products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products;

•	Laboratory Services: the increase in revenue of 90% in 2016 as compared to 2015 is a result of increases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and
•

Collaboration Revenue: the decrease in collaboration revenue of 19% in 2016 as compared to 2015 is primarily the result of decreased revenue associated with our technology development agreement with Hitachi, partially offset by $135,000 of revenue recognized related to the Company’s agreement with Healthcare Services & Solutions LLC, an affiliate of Merck GHI.

Operating expenses

	Year Ended December 31,
	2016	2015
Cost of products sold	$1,658,571	$1,179,771
Cost of services	631,333	367,802
Research and development	8,613,236	6,002,941
General and administrative	6,602,608	5,834,642
Sales and marketing	5,529,274	4,305,444
Transaction expenses	—	526,283
Total operating expenses	$23,035,022	$18,216,883

The Company’s total operating expenses for the year ended December 31, 2016 increased 26%, to $23.0 million from $18.2 million, when compared to the same period in 2015. This increase is primarily attributable to:

•

Costs of products sold: cost of products sales for the year ended December 31, 2016 increased approximately 41% when compared to the same period in 2015. The change in costs of products sold is primarily attributable to the inclusion of AdvanDx costs of products sold subsequent to the Merger, offset in part by a reduction in the costs of products sold of our Argus products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products;

•

Costs of services: cost of services for the year ended December 31, 2016 increased approximately 72% when compared to the same period in 2015. The change in costs of services is primarily attributable to an increase in sales of our Acuitas MDRO test services and Acuitas Lighthouse services;

•

Research and development: research and development expenses for the year ended December 31, 2016 increased approximately 43% when compared to the same period in 2015, primarily due to costs related to the Automated Pathogen identification project;

•

General and administrative: general and administrative expenses for the year ended December 31, 2016 increased approximately 13% when compared to the same period in 2015, primarily due to a full-year of payroll and facility costs associated with the AdvanDx acquisition in 2015 and public company costs;

•

Sales and marketing: sales and marketing expenses for the year ended December 31, 2016 increased approximately 28% when compared to the same period in 2015, primarily due to costs associated with our expanded sales and marketing team, the Intermountain Healthcare Retrospective study, and industry trade show expenses; and

•	Transaction expenses: transaction expenses for the year ended December 31, 2016 decreased 100% when compared to the same period in 2015 due to the prior year acquisition of AdvanDx Inc.

Other income (expense)

	Year Ended December 31,
	2016	2015
Interest expense	$(143,347)	$(1,801,320)
Foreign currency transaction losses	(8,102)	—
Change in fair value of derivative financial instruments	—	(647,342)
Interest and other (expense)/income	(5,967)	26,657
Total other expense	$(157,416)	$(2,422,005)

Other expense for the year ended December 31, 2016 decreased to a net expense of $157,416 from a net expense of $2,422,005 in the same period of 2015, and was primarily the result of a reduction in interest expense due to the settlement of a significant portion of our debt upon the closing of our IPO and the reclassification of derivative warrant liabilities, which were reclassified to stockholders’ equity upon the closing of our IPO when their net cash-settlement features lapsed.

The Company recognized a benefit for income taxes of $0.1 million for the year ended December 31, 2015 (none in 2016) as a result of the net deferred tax liabilities in a U.S. taxing jurisdiction related to the AdvanDx Merger.

Liquidity and capital resources

At December 31, 2016, the Company had cash and cash equivalents of $4.1 million, compared to $7.8 million at December 31, 2015. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2016 and 2015, including:

On September 13, 2016, the Company entered into the Sales Agreement with Cowen and Company LLC (“Cowen”) pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of December 31, 2016, the Company has sold an aggregate of approximately 3.6 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the

Company of approximately $4.4 million, and gross proceeds of $4.7 million. As of December 31, 2016, remaining availability under the at the market offering is $6.8 million. Subsequent to December 31, 2016, the Company has sold an aggregate of approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million. Under the initial sales agreement, remaining availability under the at the market offering is $4.6 million.

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

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the second quarter of 2017.  In the event the Company is unable to successfully raise additional capital during or before the second quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(17,250,637)	$(14,278,004)
Net cash (used in)/provided by investing activities	(123,514)	1,181,915
Net cash provided by financing activities	13,664,690	20,169,078

Net cash used in operating activities

Net cash used in operating activities in 2016 consists primarily of our net loss of $19.2 million, reduced by certain non-cash items, including depreciation and amortization expense of $0.7 million, share-based compensation of $0.9 million, and the net change in operating assets and liabilities of $0.2 million. Net cash used in operating activities for 2015 consists primarily of our net loss of $17.4 million, reduced by certain non-cash items, including depreciation and amortization expense of $0.6 million, share-based compensation expense of $1.4 million, partially offset by the net change in operating assets and liabilities of $1.1 million.

Net cash used in/provided by investing activities

Net cash used in/provided by investing activities in 2016 consisted solely of the purchase of property and equipment. Net cash provided by investing activities in 2015 includes cash on hand at AdvanDx at the date of the Merger of $1.4 million, along with the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities in 2016 of $13.7 million consisted primarily of the net proceeds from our private placement of common stock, non-voting convertible preferred stock and stock purchase warrants and issuance of common stock under the ATM offering. Net cash provided by financing activities in 2015 of $20.2 million consisted primarily of the net proceeds from our IPO of $12.1 million, the net proceeds from the issuance of common stock to Merck GHI of $5.0 million, and the net proceeds from the issuance of debt instruments (including a $1.0 million senior secured promissory note to Merck GHI) of $3.1 million.

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

The Company recognizes revenue primarily from sales of the Argus System, sales of extended warranty service contracts for the Argus System, sales of AdvanDx diagnostic products, providing laboratory services, and from “funded software development” arrangements with collaborative parties. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. At times, the Company sells products and services, or performs software development, under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative fair value and revenue is then recognized for each unit based on its specific characteristics.

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

See additional discussion of the use of estimates relating to share-based compensation, and a discussion of management’s methodology for developing each of the assumptions used in such estimates, in Note 3 to the accompanying consolidated financial statements.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. This guidance is effective for the annual periods ending after December 15, 2016 and for annual and interim reporting periods thereafter. The Company has made the appropriate disclosures required by this guidance. The adoption of this guidance has had no financial statement impact.

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

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The adoption of certain amendments of the guidance must be applied prospectively, and adoption of the remaining amendments must be applied either on a modified retrospective basis or retrospectively to all periods presented. The Company elected to adopt the guidance effective for the fiscal year ended December 31, 2016 and apply it retrospectively for all periods presented. This has not materially impacted the Company's consolidated results of operations, financial position or cash flows.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its consolidated results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, the Company did not have any off-balance sheet arrangements.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows it to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” the Company intends to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. The Company will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which it has total annual gross revenues of $1 billion or more; (ii) December 31, 2019; (iii) the date on which the Company has issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which the Company is deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements

The Company’s consolidated financial statements and the report of our independent registered public accounting firm are included in this Annual Report as indicated in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

In the fourth quarter ended December 31, 2016, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (2013)."

Based on this assessment, management has concluded that, as of December 31, 2016, internal control over financial reporting is effective based on these criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The Board of Directors of the Company (the “Board”) are elected at the annual meeting of the stockholders, and serve for the term for which each director is elected and until his or her successor is elected and qualified. Executive officers of the Company are elected by the Board, and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board. There are no family relationships among any of the directors and executive officers of the Company. None of the executive officers or directors has been involved in any legal proceedings of the type requiring disclosure by the Company during the past ten years. On July 14, 2015, the Company entered into a Common Stock and Note Purchase Agreement (the “Purchase Agreement”) with Merck GHI.  Pursuant to the Purchase Agreement, the Company’s Board was expanded to seven (7) members and Merck GHI had the right, subject to the consent of the Company, to fill the new vacancy on the Board.  Additionally, for as long as Merck GHI holds at least five percent (5%) of the outstanding common stock of the Company, the Board is required to nominate Merck GHI’s designee, or any replacement, for election by the stockholders at each annual or special meeting of the stockholders at which directors are elected.  Merck GHI nominated, and the Board consented to, David M. Rubin Ph.D. serving as its designee on the Board.  Otherwise, there are no arrangements or understandings between any director or executive officer and the Company pursuant to which he or she was selected as a director.

The following table sets forth the names and ages of all directors, director nominees and executive officers of the Company and their respective positions with the Company as of the date of this Annual Report:

Name	Age	Position
Directors
Evan Jones	60	Chief Executive Officer, Director and Chairman of the Board
Brian G. Atwood	64	Director
Harry J. D'Andrea	60	Director
Timothy J.R. Harris, Ph.D., D.Sc	66	Director
Laurence R. McCarthy, Ph.D.	72	Director
David M. Rubin, Ph.D.	52	Director
Misti Ushio, Ph.D.	45	Director

Other Executive Officers
Timothy C. Dec	58	Chief Financial Officer and Corporate Secretary
Geoffrey McKinley	65	Senior Vice President of R&D and Business Development
Vadim Sapiro	46	Chief Information Officer
Robert McG. Lilley	71	Chief Commercial Officer
G. Terrance Walker	58	Senior Vice President, Research and Development

Board of Directors

The following information summarizes, for each of our directors, his or her principal occupations and other public company directorships for at least the last five years and information regarding the specific experiences, qualifications, attributes and skills of such director:

Evan Jones.  Mr. Jones has served as our Chief Executive Officer since October 2013 and as Chairman of our Board since September 2010.  He served as our President from October 2013 until April 2015.  Since 2007, Mr. Jones has served as managing member of jVen Capital, LLC, a life sciences investment company.  Previously, he co-founded Digene Corporation, a publicly traded biotechnology company focused on women’s health and molecular diagnostic testing that was sold to Qiagen N.V. (NASDAQ: QGEN) in 2007.  He served as chairman of Digene’s board of directors from 1995 to 2007, as Digene’s chief executive officer from 1990 to 2006, and as Digene’s president from 1990 to 1999.  Mr. Jones currently serves on the board of directors of Fluidigm Corporation (NASDAQ: FLDM), a technology company that develops, manufactures and markets life science analytical and preparatory systems, since March 2011, Foundation Medicine, Inc. (NASDAQ: FMI), a cancer testing molecular informatics company, since January 2013, and Veracyte, Inc. (NASDAQ: VCYT), a leading genomic diagnostics company, since 2008.  Mr. Jones received a B.A. from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania.  We believe that Mr. Jones’ qualifications to serve as CEO of the Company and as Chairman of our Board include his extensive experience in the molecular diagnostic testing industry, including as chief executive officer of a public company focused on molecular diagnostic testing, as well as his service as a board member with other public and private companies and Vice Chair of the board at Children’s National Medical Center in Washington, D.C.  The Board believes that Mr. Jones’ more than 30 years’ leadership experience in the life science and healthcare industries, his extensive board experience at privately held, publicly traded companies and nonprofit healthcare institutions, and his investment expertise, coupled with his deep understanding of our technologies, product candidates, market and history make him an essential contributor to our Board, including his service as Chairman of the Board.

Brian G. Atwood.  Mr. Atwood has been a director of OpGen since July 2007 and is currently a member of our Audit Committee.  Mr. Atwood co-founded Cell Design Labs, Inc., a privately held company focused on developing human cell engineering technology, and has served as its President and Chief Executive Officer since July 2015. Mr. Atwood is also a Managing Director and was a co-founder of Versant Ventures.  He also has more than fifteen years of operating experience in the biotechnology industry, with emphasis on therapeutic products, devices, diagnostics, and research instrumentation. Prior to launching his career in venture capital, Mr. Atwood was founder, President, and CEO of Glycomed Incorporated, a publicly traded biotechnology company.  Prior to Glycomed, he co-founded and served as director of Perkin Elmer/Cetus Instruments, a joint venture for robotics automation and genomics research instruments and products later acquired by Perkin Elmer.  He currently serves as a board member at the private company Atreca, Inc., as well as the public companies, PhaseRX, Inc. (NASDAQ: PZRX) and Clovis Oncology, Inc. (NASDAQ: CLVS). Mr. Atwood received a B.S. in Biological Sciences from the University of California, Irvine; an M.S. from the University of California, Davis, and an M.B.A. from Harvard Business School. Mr. Atwood’s extensive biotechnology, bioinformatics and investing experience, and his familiarity with both publicly traded and privately held companies in our industry, position him to provide valuable insight and make substantial contributions to our Board and Audit Committee.

Harry J. D’Andrea.  Mr. D’Andrea has been a director of OpGen since April 2016.  Mr. D’Andrea is managing general partner of Valhalla Partners, a venture capital firm, a position he has held since January 2012.  He previously served as administrative general partner of Valhalla Partners since June 2002, and was a co-founder of Valhalla Partners in 2002.  From June 1999 to February 2002, Mr. D’Andrea was Chief Financial Officer of Advanced Switching Communications, Inc., a Nasdaq-listed company that completed its IPO in October 2000.  Prior thereto from 1989 to 1999 he held senior financial positions with a number of privately held and public companies.  Mr. D’Andrea has served on the boards of two publicly traded companies in the past.  He received his B.A. in Foreign Service from The Pennsylvania State University in 1978 and his MBA from Drexel University in 1980.  The Board believes that Mr. D’Andrea’s qualifications, attributes and skills for service on our Board and Audit Committee include his experience as a managing general partner of a venture fund, his board experience, his extensive experience in senior financial positions, including serving as a chief financial officer of three publicly traded companies, and his qualification as a financial expert.

Timothy J.R. Harris, Ph.D., D.Sc.  Dr. Harris has been a director of OpGen since April 2015. Dr. Harris is a molecular biologist and biochemist and an executive with over thirty-two years of experience. Dr. Harris is currently acting Head of Research and Development for Bioverativ Inc. (NASDAQ: BIVV).  He is also a venture partner of SV Life Sciences, a position he has held since March 2016.  He previously served as the Senior Vice President for Precision Medicine at Biogen, Inc. (NASDAQ: BIIB) from March 2015 until February 2016.  Prior to such position, he was Senior Vice President for Translational Medicine and Technology at Biogen from June 2011 to February 2015. Before joining Biogen, he was the Chief Technology Officer and Director of the Advanced Technology Program at SAIC-Frederick, Inc. in Maryland from January 2007 to June 2011.   His professional experience includes senior executive positions at a number of companies, including Novasite Pharmaceuticals, where he has served as President and Chief Executive Officer from January 2005 to September 2006. Dr. Harris founded SGX Pharmaceuticals, Inc. (formerly Structural GenomiX Inc.) (SGX) in 1999. Before founding SGX, Dr. Harris was Senior Vice President, Research and Development at Axys Pharmaceuticals Inc. (formerly Sequana Therapeutics Inc.).  Dr. Harris received a Ph.D. and M.S. in General Virology and a B.Sc. in Biochemistry from the University of Birmingham in England and has an honorary doctorate (D.Sc.) from the University of Birmingham, UK awarded in July 2010. Dr. Harris serves on the board of directors of BG Medicine, Inc.  Dr. Harris brings the following qualifications and skills to his service on the Board—his extensive executive officer experience at publicly held and privately owned pharmaceutical and biotechnology companies, and his scientific experience, coupled with his familiarity with, and contributions to, OpGen from his service on the Clinical and Scientific Advisory Board from May 2011 to May 2015.

Laurence R. McCarthy, Ph.D.  Dr. McCarthy has been a director of OpGen since July 2013. Dr. McCarthy joined Ampersand Capital Partners in 2007 as an Operating Partner and serves as a Director of Dynex Technologies, Inc.  He has served as Executive Chairman of Bako Pathology Services, Executive Chairman of Viracor-IBT, Executive Chairman of PrimeraDx, and as a member of the board of directors of Magellan Diagnostics, Inc. and Genoptix, Inc. (GXDX), and as the President and CEO, through 2004, and later as Chairman and Chief Technology Officer, of Focus Diagnostics, Inc. until its acquisition by Quest Diagnostics Incorporated in 2006. Prior to Focus Diagnostics, Dr. McCarthy served in various positions at Boehringer Mannheim GmbH and Becton Dickinson & Co. He holds a Ph.D. in Microbiology from the University of New Hampshire and served on the faculties of Johns Hopkins, the University of North Carolina and Cornell University. Dr. McCarthy’s greater than 40 years’ experience in healthcare, his background in building and growing companies in biotechnology, microbiology, laboratory services and healthcare industries, his technical expertise in infectious disease, as well as his senior management experience, faculty positions and board service at diagnostic and infectious disease-focused companies and academic institutions allow him to play an integral role as a member of our Board, Compensation Committee and Compliance Committee, of which he is the Chair. His experience in many biotechnology and life science companies gives him an understanding and appreciation of the many regulatory and developmental issues confronting diagnostic laboratory and biotechnology companies. He also served on our Scientific and Clinical Advisory Board from July 2013 until May 2015.

David M. Rubin, Ph.D.  Dr. Rubin is currently a managing director at Merck GHI, where he is responsible for identifying investment opportunities in emerging health care solutions and services, with a particular emphasis on solutions for personalized medicine and point of care diagnostics. Prior to joining Merck GHI, Dr. Rubin managed Merck & Co.’s efforts in MRL Oncology.  Dr. Rubin joined Merck in 2007 from Cognia Corporation, where he was the president and chief executive officer. Previously, Dr. Rubin was at The Wilkerson Group/IBM Global Services. In addition, Dr. Rubin previously founded and ran a venture-backed research and development software and content products company. Dr. Rubin previously served on the board of VirtualScopics, Inc. (NASDAQ: VSCP) from 2012 through 2014. Dr. Rubin currently serves on the boards of directors of Daktari Diagnostics, Inc., Electrocore Medical, LLC, Navigating Cancer, Inc. and Prophecy Inc.  Dr. Rubin was a National Institute of Health and American Cancer Society post-doctoral fellow at Harvard Medical School.  Dr. Rubin also received training in post‑graduate business at Harvard University. Dr. Rubin holds a Ph.D. from Temple University in Molecular Biology and a B.A. from SUNY Binghamton in Biology.  Dr. Rubin’s extensive background working with precision medicine and diagnostic companies, his investing experience, his current executive position with Merck GHI and scientific background make Dr. Rubin a valuable contributor to the Board and the Audit Committee of the Board.

Misti Ushio, Ph.D.  Dr. Ushio has been a director of OpGen since March 2012. Dr. Ushio is the co-founding chief executive officer and a director of TARA Biosystems, a position she has held since February 2016.  Prior thereto, she was Chief Strategy Officer and a Managing Director at Harris & Harris Group, Inc. from May 2007 to February 2016.  Prior to joining Harris & Harris, Dr. Ushio worked at Merck & Co. (NYSE: MRK) for over ten years in bioprocess research & development, and was a Technology Licensing Officer at Columbia University. Dr. Ushio currently serves or has served on the boards of Accelerator-NYC, AgBiome, Enumeral Biomedical, Lodo Therapeutics, Petra Pharma, Senova Systems and SynGlyco.  Dr. Ushio holds a B.S. in Chemical Engineering from Johns Hopkins University, an M.S. in Chemical Engineering from Lehigh University, and a Ph.D. in Biochemical Engineering from University College London. Dr. Ushio’s board, management and operational leadership experience, her familiarity with both private and publicly traded companies in our industry and her scientific background make Dr. Ushio a valuable contributor to our Board and to our Compensation Committee, of which she is Chair.

Executive Officers

The following information summarizes, for each of our officers, his principal occupations and other employment for at least the last five years:

Evan Jones.  See above under “Board of Directors.”

Timothy C. Dec.  Mr. Dec joined OpGen as our interim Chief Financial Officer in April 2015 and became our Chief Financial Officer in May 2015.  Prior to joining OpGen, Mr. Dec served as Senior Vice President and Chief Financial Officer for Clubwidesports, LLC, a start-up sports management software company, from January 2014 to April 2015. From December 2012 to the present, Mr. Dec is an adjunct professor at Mount St. Mary’s University, where he teaches M.B.A. courses in Finance. From August 2007 to December 2012, Mr. Dec served as Senior Vice President and Chief Financial Officer of Fortress International Group, Inc., a publicly traded company. Mr. Dec has served in chief financial officer or other senior financial executive roles at companies in a number of industries from September 1986 through August 2007, including three publicly traded companies listed on NASDAQ or AMEX, such as Corvis Corporation, and with private equity-backed companies. Mr. Dec also has public accounting firm experience. Mr. Dec received his B.S. in Accounting from Mount St. Mary’s University and an M.B.A. from American University.

Geoffrey A. McKinley, Ph.D.  Dr. McKinley joined OpGen as Senior Vice President of R&D and Business Development in July 2015 when OpGen acquired AdvanDx, Inc.  At AdvanDx, Dr. McKinley was Senior Vice President of R&D and Business Development responsible for R&D strategy and new product development plan from November 2014 until July 2015.  Prior to AdvanDx, Dr. McKinley was Chief Science Officer at DxNA, Inc. from December 2013 to October 2014.  Prior to DxNA, Dr. McKinley was Senior Vice President of Research & Development at GenturaDx, Inc. from June 2011 to July 2013.  Dr. McKinley was employed by Osmetech plc (LSE:OMH) (currently GenMark Diagnostics, Inc. NASDAQ:GNMK) from 2004 to June 2011 and served as its Vice President of Molecular Diagnostics Research & Development and Business Development.  From 1994 to 2004, Dr. McKinley served in senior R&D and business development positions with life sciences companies.  Dr. McKinley is an author on 12 U.S. patents.  He received his B.S. from Grove City College in 1973 and received his Ph.D. from Colorado State University in 1979.

Vadim Sapiro.  Mr. Sapiro joined OpGen in December 2011 as Chief Information Officer. Mr. Sapiro is responsible for leading the development of the Company’s bioinformatics applications, software, databases and information technology operations. Prior to joining OpGen, Mr. Sapiro was Senior Vice President at SAIC-Frederick (now Leidos Biomedical Research Inc.) from June 2008 to December 2011, overseeing the Information Systems Program for the National Cancer Institute at SAIC-Frederick.  From January

2007 to May 2008, Mr. Sapiro served as Vice President for Information Technology of J. Craig Venter Institute, a non-profit research institute. Mr. Sapiro served in other senior information technology roles from July 1999 through December 2006, including another non-profit research institute. Mr. Sapiro holds a B.S. in Mathematics and Computer Science from the University of Maryland.

Robert McG. Lilley. Mr. Lilley joined OpGen in October 2014 as Chief Commercial Officer. Mr. Lilley is currently non‑executive Chairman of the Board of Directors of Immunexpress, Inc., a Seattle-based molecular diagnostic company focused on developing diagnostic tests for patients at risk of sepsis. He previously served as Senior Vice President, Global Sales and Marketing for Digene Corporation, from June 1999 until its sale to QIAGEN NV in 2007. He had held prior sales executive positions with Digene from March 1997 to June 1999. Mr. Lilley worked for QIAGEN NV as Senior Advisor, Molecular Diagnostics from August 2007 until September 2009. He previously served as Head of Europe, Middle East, and Africa (EMEA) Sales and Marketing for TDS Healthcare Information Systems, as well as Senior Vice President and General Manager EMEA of Alltel Healthcare Systems. In 1970, Mr. Lilley joined the first Earth Day team, and he has retained an interest in environmental affairs since. Today he serves on the Boards of the Global Footprint Network, and Terra Global Capital, both based in the San Francisco Bay Area. He has also served on the Board of Trustees of The Center for Advanced Studies in the Behavioral Sciences at Stanford University. Mr. Lilley holds a BA from Yale University.

G. Terrance Walker, Ph.D.  Dr. Walker joined OpGen in June 2013 as Vice President, Research and Development and was promoted to Senior Vice President, Research and Development in October 2014. Dr. Walker’s responsibilities include leading the development of genomic technologies and new products supporting molecular diagnostics for infectious diseases. Prior to joining OpGen, Dr. Walker held senior R&D leadership roles at Pfizer Inc. (NYSE: PFE), from January 2011 to April 2012, at Duke University and The Biomarker Factory, from February 2009 to December 2010, at GlaxoSmithKline plc (NYSE: GSK), from January 2001 to September 2009, and at Becton, Dickinson and Company (NYSE: BDX), from March 1998 to December 2000. Dr. Walker received his Ph.D. in Biophysical Chemistry from the University of Rochester with postdoctoral training in Biophysical Chemistry at the University of California, Berkeley.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and any other equity securities of the Company. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2016 fiscal year, except for one late filing for Timothy C. Dec to report the vesting of restricted stock units, which was filed on Form 5 on February 10, 2017.

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at www.opgen.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8‑K.

Communications with the Board of Directors

Stockholders who want to communicate with members of the Board, including the independent directors, individually or as a group, should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them to c/o Chair of the Audit Committee, OpGen, Inc., 708 Quince Orchard Road, Suite 205, Gaithersburg, MD 20878. The Chair of the Audit Committee will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis.

There have been no changes to the procedures by which interested parties may communicate with the Board.

Audit Committee Financial Expert

Messrs. Atwood and D’Andrea and Dr. Rubin serve on the Audit Committee, which is chaired by Mr. D’Andrea. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” for Audit Committee purposes as such terms are defined in the rules of the SEC and the applicable rules of The NASDAQ Stock Market. Mr. D’Andrea is currently identified as the “audit committee financial expert” as defined in the rules of the SEC.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2016, our named executive officers were Evan Jones, our Chief Executive Officer, Timothy Dec, our Chief Financial Officer and Vadim Sapiro, our Chief Information Officer, and Kevin Krenitsky, our former President.

Summary Compensation Table

This table provides disclosure, for fiscal years 2016 and 2015 for the named executive officers, who are (1) any individual serving in the office of Chief Executive Officer during any part of 2016 and (2) the Company’s two most highly compensated officers, other than the Chief Executive Officer, who were serving in such capacity on December 31, 2016, and one named executive officer for whom disclosure would be provided but for the fact that he was not serving as an executive officer at December 31, 2016.

Named Executive Officer and Principal Position	Year	Salary ($)	Bonus (2)($)	Stock Awards (1)($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Evan Jones	2016	$316,538	$-	$-	$499,352	$-	$-		$815,890
Chief Executive Officer	2015	$190,000	$-	$-	$843,260	$-	$-		$1,033,260

Timothy Dec	2016	$273,462	$50,000	$-	$44,996	$-	$-		$368,458
Chief Financial Officer	2015	$182,050	$-	$42,500	$318,226	$-	$-		$542,776

Vadim Sapiro	2016	$280,385	$50,500	$-	$29,997	$-	$-		$360,882
Chief Information Officer	2015	$275,000	$-	$-	$54,375	$-	$-		$329,375

Kevin Krenitsky, M.D.	2016	$233,263	$61,000	$-	$44,996	$-	$53,364	(5)	$392,623
Former President (3)	2015	$194,950	$-	$85,000	$1,006,087	$-	$10,891	(4)	$1,296,928

(1)

The “Stock Awards column reflects the grant date fair value for all restricted stock units awarded under the 2015 Plan during 2016.  The “Option Awards” column reflects the grant date fair value for all stock option awards granted under the 2015 Plan or the 2008 Plan during 2016 and 2015, respectively, except for Mr. Jones the 2016 stock option grant was made outside of the 2015 Plan, subject to stockholder approval that was obtained on June 22, 2016.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts in these columns for 2016 and 2015 are included in footnote 8 to the Company’s consolidated audited financial statements included in this Annual Report.

(2)	Bonus amounts represent 2015 earned amounts that were not finalized until after the 2015 annual report and paid in 2016. No bonuses were earned for 2016.
(3)	Dr. Krenitsky resigned from his position on August 31, 2016.
(4)	Represents relocation expenses for which the Company reimbursed Dr. Krenitsky during the year ended December 31, 2015.
(5)	Represents severance related expenses.

Outstanding Equity Awards at Fiscal Year End

The following table shows the outstanding equity awards held by the named executive officers as of December 31, 2016.

	OPTION AWARDS					STOCK AWARDS
Name	(1) Number of Securities Underlying Unexercised Options Exercisable	(1) Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested
Evan Jones(2)	89	-	-	79.05	7/23/2018	-	-	-	-
	1,847	-	-	110.68	9/21/2020	-	-	-	-
	108,896	65,339	-	0.05	4/24/2024	-	-	-	-
	100,000	100,000	-	0.61	10/23/2024	-	-	-	-
	-	766,500	-	1.55	4/28/2026	-	-		-
Timothy Dec(3)	50,015	64,305	-	6.00	5/4/2025	-	-	-	-
	15,625	34,375	-	1.70	11/10/2025	-	-	-	-
	-	60,000	-	1.55	6/13/2026	-	-	-	-
	-	-	-	-	-	18,750	21,563	-	-
Vadim Sapiro(4)	64	-	-	7.91	3/23/2022	-	-	-	-
	918	-	-	7.91	3/23/2022	-	-	-	-
	237	16	-	7.91	2/12/2023	-	-	-	-
	127	-	-	7.91	2/12/2023	-	-	-	-
	514	119	-	7.91	7/25/2023	-	-	-	-
	2,691	898	-	0.05	4/24/2024	-	-	-	-
	25,000	25,000	-	0.61	10/23/2024	-	-	-	-
	25,000	-	-	6.00	5/4/2025	-	-	-	-
	-	40,000	-	1.55	6/13/2026	-	-	-	-
Kevin Krenitsky(5)	95,266	-	-	6.00	2/28/2017	-	-	-	-
	20,833	-	-	1.70	2/28/2017	-	-	-	-

(1)

The standard vesting schedule for all stock option grants is vesting over four years with twenty-five percent (25%) vesting on the first anniversary of the date of grant and six and one-quarter percent (6.25%) vesting on the last day of the next fiscal quarter over three years.

(2)

The stock option awards made to Mr. Jones have the vesting schedule set forth in footnote (1) and were awarded on July 23, 2008 (89 shares), February 15, 2011 (1,847 shares), April 24, 2014 (174,235 shares), October 23, 2014 (200,000 shares) and April 28, 2016 (766,500 shares).

(3)

Mr. Dec was granted stock option awards on May 4, 2015 (114,320 shares), November 10, 2015 (50,000 shares), and June 13, 2016 (60,000 shares).  One-forty-eighth of Mr. Dec’s stock option awards granted on May 4, 2015 vested on the one month anniversary of the date of grant and thereafter vest over four years with twenty-five percent (25%) vesting on the first yearly anniversary of the date of grant and six and one-quarter percent (6.25%) vesting on the last day of the next fiscal quarter over three years.  Mr. Dec’s stock option awards granted on November 10, 2015 and June 13, 2016 have the vesting schedule set forth in footnote (1). Mr. Dec was granted restricted stock units on November 10, 2015. Twenty-five present (25%) of the entire Restricted Stock Units Award vest on the first four anniversaries of the date of grant.

(4)

The stock option awards granted to Mr. Sapiro on March 23, 2012 (64 shares and 918 shares), February 12, 2013 (253 shares), July 25, 2013 (633 shares), October 23, 2014 (50,000 shares) and June 13, 2016 (40,000 shares) have the vesting schedule set forth in footnote (1).  The stock option award granted to Mr. Sapiro on February 12, 2013 for 127 shares vested in full on the first anniversary of the date of grant, February 12, 2014. The stock option award granted to Mr. Sapiro on April 24, 2014 for 3,589 shares is vesting over four years with twenty-five percent (25%) vesting on December 31, 2014 and six and one-fourth percent (6.25%) vesting quarterly thereafter in equal proportions over the remaining three years.  The stock option granted to Mr. Sapiro on May 4, 2015 vested quarterly over the first year following the date of grant.

(5)

Dr. Krentisky was granted stock option awards on May 4, 2015 (381,067 shares), November 10, 2015 (100,000 shares), and June 13, 2016 (60,000 shares).  On August 31, 2016, Dr. Krenitsky resigned from his position as President. The Company entered into a Confidential Separation Agreement and General Release with Dr. Krenitsky on September 1, 2016 (the “Separation Agreement”). Pursuant to the Separation Agreement, the vesting of certain stock options set forth in this table was accelerated and Dr. Krenitsky had until February 28, 2017 to exercise his vested stock options.  As of December 31, 2016, 116,099 options vested, including 95,266 options from the May 4, 2015 award, 20,833 options from the November 10, 2015 award and no options from the June 13, 2016 award.

Equity Compensation Plan Information

The following table shows, as of December 31, 2016, the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,996,410	$1.76	669,651
Equity compensation plans not approved by security holders	—	—	—
Total	2,996,410	$1.76	669,651

(1)	Includes 18,750 outstanding restricted stock units for which there is no exercise price.
(2)	Includes the weighted-average exercise price of stock options only.

Employee Incentive Plans

2008 Plan

Our 2008 Stock Option and Restricted Stock Plan, as amended (the “2008 Plan”), was approved by our Board and stockholders in April 2008; subsequent increases in the number of shares available for awards under the 2008 Plan were approved by our Board and stockholders in January 2009, February 2011, March 2012, December 2012, April 2014 and October 2014.  A total of 1,447,791 shares of our common stock are reserved for issuance under the 2008 Plan.

The Compensation Committee of our Board administers the 2008 Plan.  Subject to the terms of the 2008 Plan, the Compensation Committee has the discretionary authority to interpret the 2008 Plan; determine eligibility for and grant awards; determine, modify or waive the terms and conditions of any award; prescribe forms, rules and procedures; and otherwise do all things necessary to carry out the purposes of the 2008 Plan.  Awards under the 2008 Plan may be granted to key employees of, and consultants to and advisors to the Company or its affiliates.  Awards may also be made to members of our Board.

The 2008 Plan provides for the grant of stock options and restricted stock awards.  The Compensation Committee determines the time or times at which a stock option will vest or become exercisable and the terms on which such option will remain exercisable.  The Compensation Committee determines the conditions and restrictions and purchase price, if any, for grants or sales or restricted stock to plan participants.  The Compensation Committee may also at any time accelerate the vesting or exercisability of an award.

Under the 2008 Plan, in the event of any dissolution or liquidation of the Company, the sale of all or substantially all of the Company's assets, or the merger or consolidation of the Company where the Company is not the surviving entity or which results in the acquisition of all or substantially all of the Company's then outstanding common stock, the committee may: (a) provide for the assumption or substitution of some or all of the outstanding awards; (b) provide for a cash-out payment; or (c) in the case there is no assumption, substitution or cash-out, provide that all awards not exercised or awards providing for the future delivery of common stock will terminate upon the closing of the transaction.

The Compensation Committee may amend the 2008 Plan or any outstanding award at any time for any purpose permitted by law, and may at any time terminate the 2008 Plan as to any future grants of awards; provided, that otherwise expressly provided in the 2008 Plan, no amendment may impair the rights of a participant without the affected participant's consent unless the committee expressly reserved the right to do so at the time of an award.

Following our 2015 Equity Incentive Plan (the “2015 Plan”), becoming effective, no further grants have been or will be made under our 2008 Plan.

2015 Plan

The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the “Code”) to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants.  The 2015 Plan also provides for grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants.  The 2015 Plan was amended by the Compensation Committee in

February 2017 to revise the provisions with respect to net settlement of awards in response to change in regulations, and to establish standard periods for exercise of vested stock options following termination of service events.

Administration.  The Compensation Committee administers the 2015 Plan, including the determination of the recipient of an award, the number of shares or amount of cash subject to each award, whether an option is to be classified as an incentive stock option or non-qualified stock option, and the terms and conditions of each award, including the exercise and purchase prices and the vesting and duration of the award.  Our Board may appoint one or more separate committees of our Board, each consisting of one or more members of our Board, to administer our 2015 Plan with respect to employees who are not subject to Section 16 of the Exchange Act.  Subject to applicable law, our Board may also authorize one or more officers to designate employees, other than employees who are subject to Section 16 of the Exchange Act, to receive awards under our 2015 Plan and/or determine the number of such awards to be received by such employees subject to limits specified by our Board.

Authorized shares.  Under our 2015 Plan, the aggregate number of shares of our common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan's effective date that are subsequently forfeited or terminated for any reason before being exercised or settled, plus the number of shares subject to vesting restrictions under the 2008 Plan on the 2015 Plan's effective date that are subsequently forfeited.  In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, and (ii) another lesser amount determined by our Board.  Accordingly, on January 1, 2017, the number of shares authorized for issuance under the 2015 Plan increased by 1,012,171 shares such that, as of March 31, 2017, an aggregate of 3,928,390 shares are authorized for issuance under the 2015 Plan, with 1,148,050 shares remaining available for future awards under the 2015 Plan.

Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan.  However, shares that have actually been issued shall not again become available unless forfeited.  No more than 4,000,000 shares may be delivered upon the exercise of incentive stock options granted under the 2015 Plan.

Types of awards

Stock options.  A stock option is the right to purchase a certain number of shares of stock, at a certain exercise price, in the future.  Under our 2015 Plan, incentive stock options and non-qualified options must be granted with an exercise price of at least 100% of the fair market value of our common stock on the date of grant.  Incentive stock options granted to any holder of more than 10% of our voting shares must have an exercise price of at least 110% of the fair market value of our common stock on the date of grant.  The stock option agreement specifies the date when all or any installment of the option is to become exercisable.  Payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares which have already been owned by the optionee, (2) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (3) by a "net exercise" arrangement, or (4) by any other form that is consistent with applicable laws, regulations and rules.

Restricted stock.    Restricted stock is a share award that may be subject to vesting conditioned upon continued service, the achievement of performance objectives or the satisfaction of any other condition as specified in a restricted stock agreement. Participants who are granted restricted stock awards generally have all of the rights of a stockholder with respect to such stock, other than the right to transfer such stock prior to vesting.

Restricted stock units.  Restricted stock units give recipients the right to acquire a specified number of shares of stock at a future date upon the satisfaction of certain conditions, including any vesting arrangement, established by our Compensation Committee and as set forth in a restricted stock unit agreement.  Unlike restricted stock, the stock underlying restricted stock units will not be issued until the restricted stock units have vested and are settled, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time the vesting conditions are satisfied and the award is settled.

Dividend equivalents.  At our Compensation Committee's discretion, performance-based restricted stock or restricted stock unit awards may provide for the right to dividend equivalents. Subject to the terms of the 2015 Plan, our Compensation Committee will determine the terms and conditions of any stock unit award, which will be set forth in a stock unit agreement to be entered into between us and each recipient.

Stock appreciation rights.  Stock appreciation rights typically will provide for payments to the recipient based upon increases in the price of our common stock over the exercise price of the stock appreciation right.  The exercise price of a stock appreciation right will be determined by our Compensation Committee, which shall not be less than the fair market value of our common stock on the date of grant.  Our Compensation Committee may elect to pay stock appreciation rights in cash or in common stock or in a combination of cash and common stock.

Performance-based awards.  Awards under our 2015 Plan may be made subject to the attainment of performance goals.

Other plan features

No Transfer.  Unless the agreement evidencing an award expressly provides otherwise, no award granted under the 2015 Plan may be transferred in any manner (prior to the vesting and lapse of any and all restrictions applicable to shares issued under such award), other than by will or the laws of descent and distribution, provided, however, that an incentive stock option may be transferred or assigned only to the extent consistent with Section 422 of the Code.

Adjustments.  In the event of a recapitalization, stock split or similar capital transaction, our Compensation Committee will make appropriate and equitable adjustments to the number of shares reserved for issuance under the 2015 Plan, the limitations regarding the total number of shares underlying awards given to an individual participant in any calendar year, the number of shares that can be issued as incentive stock options, the number of shares subject to outstanding awards and the exercise price under each outstanding option or stock appreciation right.

Change in Control.  If we are involved in a merger or other reorganization, outstanding awards will be subject to the agreement of merger or reorganization.  Such agreement will provide for (1) the continuation of the outstanding awards by us if we are the surviving corporation, (2) the assumption or substitution of the outstanding awards by the surviving corporation or its parent or subsidiary, (3) immediate vesting, exercisability and settlement of the outstanding awards followed by their cancellation, or (4) settlement of the intrinsic value of the outstanding awards (whether or not vested or exercisable) in cash, cash equivalents, or equity (including cash or equity subject to deferred vesting and delivery consistent with the vesting restrictions applicable to such award or the underlying shares) followed by cancellation of such awards.

Termination or Amendment.  Our Board may amend or terminate the 2015 Plan at any time, subject to stockholder approval where required by applicable law.  Any amendment or termination may not materially impair the rights of holders of outstanding awards without their consent.  No incentive stock option may be granted after the tenth anniversary of the date the 2015 Plan was adopted by our Board.

Effective Date.  The 2015 Plan was initially adopted by our Board and subsequently approved by our stockholders in April 2015.  The 2015 Plan became effective on May 4, 2015.  Awards may be granted under the 2015 Plan until April 1, 2025.

Compensation Consultant

In July 2015, the Compensation Committee engaged Radford, an Aon Hewitt company, to provide information, consulting services and recommendations to the Compensation Committee in (1) developing a peer group of companies used to conduct its executive compensation assessment and evaluate its compensation philosophy and (2) assessing the Company’s executive compensation program, including cash and equity short term and long term compensation of the named executive officers.  In August 2015, the Compensation Committee approved the following peer group to be used by the Compensation Committee as part of the mix of information for 2016 executive compensation determinations:  Accelerate Diagnostics, Inc., Akers Biosciences, Inc., Atossa Genetics Inc., Biocept, Inc., BG Medicine, Inc., CareDx, Inc., Chembio Diagnostics, Inc., CombiMatrix Corporation, ERBA Diagnostics, Inc., Genmark Diagnostics, Inc., Great Basin Scientific, Inc., HTG Molecular Diagnostics, Inc., Invitae Corporation, Nanosphere, Inc., NanoString Technologies, Inc., Psychemedics Corporation, Roka Bioscience, Inc., Signal Genetics, Inc., T2Biosystems, Inc., TearLab Corporation, Trovagene, Inc., Veracyte, Inc. and Vermillion, Inc.

The Compensation Committee determined that Radford is independent of management and of the Company.  Radford provides, data analysis and recommendations to the Compensation Committee as part of its executive compensation determinations.

Employment Agreements with Named Executive Officers

The Company has entered into employment agreements with, and provides post-employment benefits to, our named executive officers as follows:

Evan Jones - On March 3, 2014, we entered into an amended and restated employment agreement with Evan Jones, our Chief Executive Officer. The agreement provides that Mr. Jones will serve as our Chief Executive Officer at the equivalent of seventy percent of a full-time commitment. His initial base salary of $190,000 reflected that pro rata adjustment. When he assumed the role of Chief Executive Officer, he agreed to receive base compensation for all of his positions through the issuance of restricted stock units, in lieu of cash salary, for the period from October 25, 2013 to June 30, 2014. In addition, Mr. Jones received an award of stock options to acquire three and one-half percent (3.5%) of the fully diluted equity of the Company following the closing of the 2014 Series A Convertible Preferred Stock offering, completed in February, April and May 2014.  Mr. Jones receives annual bonus opportunities based on performance goals determined by our Board.  The current maximum target opportunity is seventy percent of annual base salary.   Under his employment agreement, Mr. Jones waived his rights to participate in any fringe benefit plans offered to the Company's employees, except for participation in the Company's 401(k) plan. Our agreement with Mr. Jones also includes standard confidentiality, general release and other provisions.

Timothy C. Dec - On April 17, 2015, we entered into an employment agreement with Timothy C. Dec, our Chief Financial Officer, with an initial base salary of $260,000 and annual bonus opportunities based on performance goals determined by our Board, with a current target bonus of thirty percent (30%) of annual base salary. In addition, Mr. Dec received an award of stock options to acquire three-quarters of one percent (0.75%) of the fully diluted equity of the Company. The stock options will vest in equal monthly installments for an interim period, expected to last 90 days, and then vest in accordance with the Company's standard vesting practices. The agreement provides for the acceleration of the award if Mr. Dec's employment is terminated in connection with a change in control, if the award is not continued, assumed or substituted and would otherwise terminate and expire upon the change in control. In addition, the agreement provides for acceleration of the award, if the award is continued, assumed or substituted for in connection with a change in control, and, during the six (6) month period after the effective date of the change in control, Mr. Dec's employment with the Company is terminated without cause.

Vadim Sapiro – On January 27, 2012, we entered into an executive change in control and severance benefits agreement with Vadim Sapiro, our Chief Information Officer.  Under the agreement, upon any termination of Mr. Sapiro’s employment without "cause" that constitutes a "separation from service" under Section 409A of the Internal Revenue Code, he will receive severance compensation equal to his base salary at the time of termination for six months. The agreement provides for the acceleration of the vesting, or lapse of forfeiture restrictions on his outstanding equity awards that were granted on or prior to December 31, 2011, in the event of termination of employment in connection with a change in control. In addition, the agreement provides that, for 12 months following a change in control, if Mr. Sapiro terminates his employment with the Company for good reason and such termination constitutes a “separation from service” under Section 409A of the Code, Mr. Sapiro will receive severance compensation equal to his base salary at the time of termination for six months. On November 1, 2013, we amended the executive change in control and severance benefits agreement to add a provision providing the Company the ability to terminate the agreement upon sixty days (60) prior written notice.

Kevin Krenitsky - On April 17, 2015, we entered into an executive employment, change in control and severance benefits agreement with Kevin Krenitsky, our President. Under the agreement, Dr. Krenitsky worked 10% of his professional time between April 17 and May 31, 2015 and joined the Company full time in June 2015. His base salary is $325,000 and annual bonus opportunity, based on performance goals determined by our Board, is currently a target bonus of 40% of annual base salary. In addition, Dr. Krenitsky received an award of stock options to acquire two and one-half percent (2.5%) of the fully diluted equity of the Company. Under the agreement, upon any termination of Dr. Krenitsky's employment without "cause" that constitutes a "separation from service" under Section 409A of the Code, he will receive severance compensation equal to his base salary at the time of termination for six months. The agreement provides for the acceleration of the vesting, or lapse of forfeiture restrictions on his then-outstanding equity awards in the event of termination of employment in connection with a change in control, if the then-outstanding equity awards are not continued, assumed or substituted and would otherwise terminate and expire upon the change in control. In addition, the agreement provides that, for 12 months following a change in control, if Dr. Krenitsky terminates the agreement for good reason or the Company or a successor terminates the agreement without cause, Dr. Krenitsky will receive severance payments for six months and all outstanding equity awards will vest, or have lapse of forfeiture restrictions, as applicable, as of the effective date of the termination of employment.

On September 1, 2016, the Company and Dr. Krenitsky entered into a Separation Agreement and General Release (the “Separation Agreement”), which became effective on September 8, 2016.  The Separation Agreement provided that the Company would pay separation payments to Dr. Krenitsky consisting of three months’ base salary, coverage of health insurance premiums for three months and acceleration of vesting of certain stock option and restricted stock unit awards, and an extended period to exercise vested stock options.  The separation payments are consideration for the Company’s receipt of a release of employment-related and other claims, liabilities and causes of action, and confirmation of Dr. Krenitsky’s continued compliance with various restrictive covenants relating to, among other things, protection of the Company’s confidential information, and non-competition, non-solicitation and non-disparagement covenants.  All payments were made as of December 31, 2016.

For purposes of the employment and severance agreements, the following terms have the following meanings (where applicable):

•

“cause” means: (i) the executive's commission of a felony; (ii) any act or omission of executive constituting dishonesty, fraud, immoral or disreputable conduct that causes material harm to the Company; (iii) executive's violation of Company policy that causes material harm to the Company; (iv) executive's material breach of any written agreement between the executive and the Company which, if curable, remains uncured after notice; or (v) executive's breach of fiduciary duty.  The termination of executive's employment as a result of the death or disability is not deemed to be a termination without cause.

•

“change in control” means (a) a merger or consolidation in which (i) the Company is a constituent party, or (ii) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation (taking into account all equity on a fully diluted and converted basis); or (b) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company; provided that to the extent necessary for compliance with Section 409A of the Internal Revenue Code, no transaction will be a change in control for these purposes unless such transaction is also a change in the ownership or effective control of the Company, or a change in the ownership of a substantial portion of the Company's assets as described in Treasury Regulation Section 1.409A-3(i)(5).

•

"good reason" means any of the following, without the executive's consent: (i) material diminution of executive's responsibilities or duties (provided that the acquisition of the Company and subsequent conversion of the Company to a division or unit of the acquiring company will not by itself be deemed to be a diminution of executive's responsibilities or duties); (ii) material reduction in the level of executive's base salary (and any such reduction will be ignored in determining executive's base salary for purposes of calculating the amount of severance pay); (iii) relocation of the office at which executive is principally based to a location that is more than fifty (50) miles from the location at which executive performed his or her duties immediately prior to the effective date of a change in control; (iv) failure of a successor in a change in control to assume the agreement; or (v) the Company's material breach of any written agreement between executive and the Company. Notwithstanding the foregoing, any actions taken by the Company to accommodate a disability of executive or pursuant to the Family and Medical Leave Act shall not be a good reason for purposes of the agreement. Additionally, before executive may terminate employment for a good reason, executive must notify the Company in writing within thirty (30) days after the initial occurrence of the event, condition or conduct giving rise to good reason, the Company must fail to remedy or cure the alleged good reason within the thirty (30) day period after receipt of such notice if capable of being cured within such thirty-day period, and, if the Company does not cure the good reason (or it is incapable of being cured within such thirty-day period), then executive must terminate employment by no later than thirty (30) days after the expiration of the last day of the cure period (or, if the event condition or conduct is not capable of being cured within such thirty-day period, within thirty (30) days after initial notice to the Company of the violation). Transferring executive's employment to a successor is not itself good reason to terminate employment under the agreement, provided, however, that subparagraphs (i) through (v) above shall continue to apply to executive's employment by the successor. This definition is intended to constitute a "substantial risk of forfeiture" as defined under Treasury Regulation 1.409A-1(d).

Director Compensation

Since May 2015, each non-employee director receives an annual cash retainer of $25,000, payable quarterly, plus additional annual cash compensation for committee chairs ($15,000 for Audit Committee, $10,000 for Compensation Committee and $7,500 for Compliance Committee) and for committee members ($7,000 for Audit Committee, $5,000 for Compensation Committee and $3,500 for Compliance Committee). In addition, each new director receives an initial stock option grant to purchase 30,000 shares of common stock and each non-employee director receives an annual stock option grants to purchase 12,500 shares of common stock. All such awards are made under the 2015 Plan. The annual stock option awards may be pro-rated in the first year of service depending on when the non-employee director joins the Board.  This compensation program was reviewed by the Compensation Committee in February 2017, and the determination was made to continue to the program without change.

Evan Jones, Chairman of the Board and CEO, does not receive additional compensation for service on our Board.  See "Summary Compensation Table" for his 2016 compensation.  Compensation for the non-employee directors for the year ended December 31, 2016 was:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Brian G. Atwood	$36,000	$7,589	$-	$43,589
Harry J. D'Andrea	$24,167	$26,114	$-	$50,281
Timothy J.R. Harris	$33,500	$7,589	$-	$41,089
Laurence R. McCarthy	$37,500	$7,589	$-	$45,089
David M. Rubin (2)	$-	$-	$-	$-
Misti Ushio	$38,500	$7,589	$-	$46,089

(1)

The “Option Awards” column reflects the grant date fair value for all stock option awards granted under the 2015 Plan during 2016.  These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.  Assumptions used in the calculation of the amounts are included in footnote 8 to the Company’s consolidated audited financial statements included in this Annual Report.

(2)	As managing director of Merck GHI, Dr. Rubin is precluded from receiving compensation for serving as a director of OpGen, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The number of shares of the Company’s common stock outstanding at the close of business on March 20, 2017 was 27,377,490 shares.  The following table sets forth the beneficial ownership of the Company’s common stock as of March 20, 2017 by each Company director and named executive officer, by all directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of our common stock.  Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.  In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options and warrants currently exercisable or exercisable within 60 days after March 20, 2017 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  To the knowledge of the directors and executive officers of the Company, as of December 31, 2016, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares representing more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below.  Unless otherwise indicated, the address of each beneficial owner listed below is c/o OpGen, Inc., 708 Quince Orchard Road, Suite 205, Gaithersburg, MD 20878.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Shares
5% Stockholders
Merck Global Health Innovation Fund, LLC (1)	8,364,270	27.58%
One Merck Drive 2W116
Whitehouse Station, NJ 08889
jVen Capital, LLC (2)	4,988,963	17.47%
11009 Cripplegate Road
Potomac, MD 20854
Versant Ventures III, LLC (3)	3,034,373	10.89%
One Sansome Street
Suite 3630
San Francisco, CA 94104

Directors and Executive Officers
Evan Jones (4)	5,566,807	19.19%
Brian G. Atwood (5)	3,046,873	10.93%
Harry D’Andrea (6)	22,500	*
Timothy J.R. Harris, Ph.D., D.Sc. (7)	129,461	*
Laurence R. McCarthy, Ph.D. (8)	54,552	*
David M. Rubin, Ph.D. (9)	-	-
Misti Ushio, Ph.D. (10)	12,500	*
Kevin Krenitsky, M.D. (11)	51,537	*
Timothy C. Dec (12)	166,663	*
Vadim Sapiro (13)	82,908	*
All Directors and Executive Officers as a group	9,600,198	31.75%
(13 individuals) (14)

*	Constitutes less than 1%
(1)	Consists of 5,413,449 shares of common stock and (ii) currently exercisable warrants to acquire an additional 2,950,821 shares of common stock.
(2)	Consists of (i) 3,805,604 shares of common stock, and (ii) currently exercisable warrants to acquire an additional 1,183,359 shares of common stock.
(3)

Consists of (i) 2,539,214 and 14,997 shares of common stock beneficially owned by Versant Venture Capital III, L.P. (“Versant Capital III”) and Versant Side Fund III, L.P. (“Versant SF III”), respectively, and (ii) currently exercisable warrants to acquire an additional 477,342 and 2,820 shares of common stock owned by Versant Capital III and Versant SF III, respectively. Versant Ventures III, LLC is the sole general partner of Versant Capital III and Versant SF III.

(4)

Consists of (i) 3,805,604 shares of common stock and currently exercisable warrants to acquire an additional 1,183,359 shares of common stock beneficially owned by jVen Capital, LLC, (ii) 131,156 shares of common stock and currently exercisable warrants to acquire an additional 20,841 shares of common stock owned by Mr. Jones’ spouse, and (iii) stock options to purchase 425,847 shares of common stock that are currently vested or that will become vested within 60 days. Mr. Jones is a managing member of jVen Capital, LLC and has voting and investment authority over the shares owned by that entity (see footnote 2 above).

(5)

Consists of (i) 2,539,214 and 14,997 shares of common stock beneficially owned by Versant Capital III and Versant SF III, respectively, (ii) currently exercisable warrants to purchase an additional 477,342 and 2,820 shares of common stock beneficially owned by Versant Capital III and Versant SF III, respectively, and (iii) stock options to purchase 12,500 shares of common stock that are currently vested or that will become vested within 60 days. Mr. Atwood is a Managing Director of Versant Ventures III, LLC, the sole general partner of Versant Capital III and Versant SF III. Mr. Atwood has shared voting and investment authority over the shares owned by those entities (see footnote 3 above).

(6)	Consists of stock options to purchase 22,500 shares of common stock that are currently vested or that will become vested within 60 days.
(7)

Consists of (i) 50,116 shares of common stock, (ii) currently exercisable warrants to acquire an additional 39,187 shares of common stock, and (iii) stock options to purchase 40,158 shares of common stock that are currently vested or that will become vested within 60 days.

(8)	Consists of stock options to purchase 54,552 shares of common stock that are currently vested or that will become vested within 60 days.
(9)	Dr. Rubin is the managing director of Merck GHI, but does not have nor share voting power over the shares of our common stock owned by Merck GHI.
(10)	Consists of stock options to purchase 12,500 shares of common stock that are currently vested or that will become vested within 60 days.
(11)

Consists of (i) 10,416 shares of common stock and (ii) currently exercisable warrants to acquire an additional 41,121 shares of common stock.  On August 31, 2016, Dr. Krenitsky resigned from his position as President. The Company entered into the Separation Agreement with Dr. Krenitsky on September 1, 2016. Pursuant to the Separation Agreement, Dr. Krenitsky had until February 28, 2017 to exercise his vested stock options and the unexercised expired.

(12)

Consists of (i) 53,966 shares of common stock, (ii) currently exercisable warrants to acquire an additional 36,787 shares of common stock, and (iii) stock options to purchase 75,910 shares of common stock that are currently vested or that will become vested within 60 days.

(13)

Consists of (i) 15,115 shares of common stock, (ii) currently exercisable warrants to acquire an additional 9,837 shares of common stock, and (iii) stock options to purchase 57,956 shares of common stock that are currently vested or that will become vested within 60 days.

(14)

In addition to the beneficial ownership described in footnotes (4) through (13), includes (i) 122,405 shares of common stock, (ii) currently exercisable warrants to acquire an additional 91,804 shares of common stock, and (iii) stock options to purchase 252,188 shares of common stock that are currently vested or that will become vested within 60 days.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Other than compensation arrangements, we describe below the transactions and series of similar transactions, during our last two fiscal years, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company's total assets at year end for the past two completed fiscal years; and
•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Annual Report.

Contractual Relationships

In December 2013, we purchased a BioMark HD DNA detection system and related instruments from Fluidigm Corporation for a purchase price of $221,000. In March 2014, we entered into a supply agreement with Fluidigm under which Fluidigm supplies us with its microfluidic test platform for use in manufacturing our Acuitas MDRO Gene Test. In 2015, we entered into a collaboration agreement with Fluidigm that also extended the term of the supply agreement until March 2018. Evan Jones, our Chief Executive Officer and Chairman of the Board, is a director of Fluidigm. The Company paid $183,713 related to these agreements in the year ended December 31, 2016. The Company paid $295,442 related to these agreements in the year ended December 31, 2015. Under the agreements with Fluidigm, the Company had purchases of $91,399 in the year ended December 31, 2016. The Company had purchases of $370,539 related to these agreements in the year ended December 31, 2015. In addition, we have several capital lease arrangements for laboratory equipment manufactured by Fluidigm. Under the capital lease arrangements, we paid Fluidigm $119,919 and $175,475 related to leased equipment in 2015 and 2016, respectively. We believe that our transactions with Fluidigm were on commercially reasonable terms no less favorable to us than could have been obtained from unaffiliated third parties. The terms of our transactions with Fluidigm have been ratified and approved by the Board, without the participation of Mr. Jones. We intend that any future transactions with Fluidigm will be approved by the Board without the participation of Mr. Jones. Mr. Jones has no direct or indirect financial or pecuniary interest in these ordinary course business transactions between OpGen and Fluidigm.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp., a wholly owned subsidiary of Merck, an affiliate of Merck GHI, a principal stockholder of the Company and a related party.  Under the agreement, Merck will provide access to its archive of over 200,000 bacterial pathogens.  OpGen will initially perform molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse MDRO Management System, and to speed development of OpGen’s rapid diagnostic platforms. Merck will gain access to the high-resolution genotype data for the isolates as well as access to OpGen’s Acuitas Lighthouse informatics to support internal research and development programs.  OpGen is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement.  As of December 31, 2016, the Company has incurred $32,270 of procurement costs which have been recognized as research and development expense.

In December 2016, the Company entered into an agreement with Healthcare Services & Solutions LLC, an affiliate of Merck GHI in which the Company will provide research analysis and reports to the third party on behalf of Healthcare Services & Solutions LLC. The agreement is worth up to $150,000, of which $135,000 has been recognized as of December 31, 2016.

Sales and Purchases of Securities

On May 19, 2016 and June 27, 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses was $9.5 million.  The Company is using the proceeds for working capital and general corporate purposes.  Pursuant to the private offering the Company issued 6,744,127 shares of common stock, 2,309,428 shares of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.  Each share of non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, is entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders.  Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.  The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  Evan Jones, our Chief Executive Officer and Chairman of the Board is a managing member of jVen Capital, LLC and has voting and investment authority over the shares owned by jVen Capital; Timothy Harris, a director of the Company; and Timothy Dec and Vadim Sapiro, officers of the Corporation, were all investors in these offerings.

Policies for Approval of Related Person Transactions

We have adopted a written policy that transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, each, a related person, must be approved by our Audit Committee.

Independence of the Board of Directors

The Board currently consists of Messrs. Atwood, D’Andrea, and Jones and Drs. Harris, McCarthy, Rubin and Ushio.

The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards. For 2016, Messrs. Atwood and D’Andrea and Drs. Harris, McCarthy, Rubin and Ushio qualified as independent and none of them has any material relationship with the Company that might interfere with his or her exercise of independent judgment.

Name	Audit Committee	Compensation Committee	Compliance Committee
Evan Jones
Brian G. Atwood	X
Harry J. D'Andrea	Chair
Timothy J.R. Harris		X	X
Laurence R. McCarthy		X	Chair
David M. Rubin	X
Misti Ushio		Chair	X

Item 14. Principal Accounting Fees and Services

Audit Fees

CohnReznick LLP has served as the independent registered public accounting firm of the Company since 2013.  The following table presents the aggregate fees billed to the Company by CohnReznick LLP for its audits of the Company’s consolidated annual financial statements and other services for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees (1)	$367,913	$236,844
Audit Related Fees (2)	-	471,611
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$367,913	$708,455

(1)

Audit Fees consist of fees billed for professional services performed by CohnReznick LLP for the audit of our consolidated annual financial statements for the years ended December 31, 2016 and 2015, the review of our quarterly financial statements on Form 10-Q, the review of the 2016 PIPE financing, filing of a Registration Statement on Forms S-3 and S-8, and associated Consent Letters and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

2015 Audit Related Fees consist of fees billed by CohnReznick LLP in connection with our initial public offering, the filing of a Registration Statement on Form S-8 with respect to our equity plans, and our acquisition of AdvanDx, Inc.

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm.  The services requiring pre-approval by the audit committee may include audit services, audit-related services, tax services and other services.  All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2016.  The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm.  The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2016 and 2015, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, the related notes to the consolidated financial statements and the report of CohnReznick LLP, independent registered public accounting firm, are filed herewith following the signature page.

(a)(2) Financial Statement Schedules.

Not applicable.

(a)(3) Exhibits:

A list of exhibits to this Annual Report is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) Exhibits

See Exhibit Index.

(c) Not applicable.

Item 16. Form 10-K Summary

The Company has chosen not to include a summary of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPGEN, INC.

By:	/s/ Evan Jones
Evan Jones
Chief Executive Officer

Date: March 24, 2017

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date: March 24, 2017

POWER OF ATTORNEY

We, the undersigned officers and directors of OpGen, Inc., hereby severally constitute and appoint Evan Jones and Timothy C. Dec, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution in her or him for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Evan Jones	Chief Executive Officer and Director	March 24, 2017
Evan Jones	(principal executive officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 24, 2017
Timothy C. Dec	(principal financial officer and principal accounting officer)

/s/ Brian G. Atwood	Director	March 24, 2017
Brian G. Atwood

/s/ Harry J. D’Andrea	Director	March 24, 2017
Harry J. D’Andrea

/s/ Timothy J.R. Harris	Director	March 24, 2017
Timothy J.R. Harris

/s/ Laurence R. McCarthy	Director	March 24, 2017
Laurence R. McCarthy

/s/ David M. Rubin	Director	March 24, 2017
David M. Rubin

/s/ Misti Ushio	Director	March 24, 2017
Misti Ushio

OPGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OpGen, Inc.

We have audited the accompanying consolidated balance sheets of OpGen, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended.  OpGen, Inc.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OpGen, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

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

/s/CohnReznick LLP

Vienna, Virginia

March 23, 2017

OpGen, Inc.

Consolidated Balance Sheets

As of December 31,

	2016	2015
Assets
Current assets
Cash and cash equivalents	$4,117,324	$7,814,220
Accounts receivable, net	542,420	678,646
Inventory, net	692,368	826,012
Prepaid expenses and other current assets	329,646	566,239
Total current assets	5,681,758	9,885,117
Property and equipment, net	800,723	1,074,710
Goodwill	600,814	637,528
Intangible assets, net	1,620,998	1,888,814
Other noncurrent assets	279,752	270,327
Total assets	$8,984,045	$13,756,496
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,232,563	$2,285,792
Accrued compensation and benefits	578,480	1,081,270
Accrued liabilities	1,215,283	920,286
Deferred revenue	37,397	50,925
Short-term notes payable	1,023,815	—
Current maturities of long-term capital lease obligation	184,399	251,800
Total current liabilities	5,271,937	4,590,073
Deferred rent	398,084	352,985
Note payable	—	993,750
Long-term capital lease obligation and other noncurrent liabilities	146,543	328,642
Total liabilities	5,816,564	6,265,450
Commitments (Note 10)
Stockholders' equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 25,304,270 and 12,547,684 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	253,042	125,477
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	136,199,382	121,490,994
Accumulated other comprehensive income/(loss)	6,176	(1,059)
Accumulated deficit	(133,291,119)	(114,124,366)
Total stockholders’ equity	3,167,481	7,491,046
Total liabilities and stockholders’ equity	$8,984,045	$13,756,496

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For The Years Ended December 31,

	2016	2015
Revenue
Product sales	$3,524,178	$2,701,142
Laboratory services	228,904	120,476
Collaboration revenue	272,603	336,102
Total revenue	4,025,685	3,157,720
Operating expenses
Cost of products sold	1,658,571	1,179,771
Cost of services	631,333	367,802
Research and development	8,613,236	6,002,941
General and administrative	6,602,608	5,834,642
Sales and marketing	5,529,274	4,305,444
Transaction expenses	—	526,283
Total operating expenses	23,035,022	18,216,883
Operating loss	(19,009,337)	(15,059,163)
Other expense
Interest and other (expense)/income	(5,967)	26,657
Interest expense	(143,347)	(1,801,320)
Foreign currency transaction losses	(8,102)	—
Change in fair value of derivative financial instruments	—	(647,342)
Total other expense	(157,416)	(2,422,005)
Loss before income taxes	(19,166,753)	(17,481,168)

Provision for income taxes	—	(129,095)
Net loss	(19,166,753)	(17,352,073)

Preferred stock dividends and beneficial conversion	(332,550)	(243,762)
Net loss available to common stockholders	$(19,499,303)	$(17,595,835)
Net loss per common share - basic and diluted	$(1.10)	$(2.20)
Weighted average shares outstanding - basic and diluted	17,667,557	7,980,995
Net loss	$(19,166,753)	$(17,352,073)
Other comprehensive income/(loss) - foreign currency translation	7,235	(1,059)
Comprehensive loss	$(19,159,518)	$(17,353,132)

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock		Additional	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid- in Capital	Comprehensive (Loss) / Income	Accumulated Deficit	Total
Balances at December 31, 2014	493,178	$4,932	—	—	$88,701,737	$—	$(96,772,293)	$(8,065,624)
Stock option exercises	11,472	114	—	—	2,189	—	—	2,303
Beneficial conversion feature	—	—	—	—	1,427,667	—	—	1,427,667
Reclassification of warrant liability to equity	—	—	—	—	719,675	—	—	719,675
Conversion of preferred stock into common shares	7,374,852	73,749	—	—	7,730,423	—	—	7,804,172
Demand notes tendered for IPO Units	350,000	3,500	—	—	2,096,500	—	—	2,100,000
Issuance of IPO units, net of offering costs	2,500,000	25,000	—	—	12,104,133	—	—	12,129,133
Additional IPO issuance costs	—	—	—	—	(58,566)	—	—	(58,566)
Common shares issued in business combination	681,818	6,818	—	—	2,577,272	—	—	2,584,090
Common shares issued in financing	1,136,364	11,364	—	—	4,988,638	—	—	5,000,002
Stock compensation expense	—	—	—	—	1,445,088	—	—	1,445,088
Accretion of Series A preferred stock	—	—	—	—	(243,762)	—	—	(243,762)
Foreign currency translation	—	—	—	—	—	(1,059)	—	(1,059)
Net loss	—	—	—	—	—	—	(17,352,073)	(17,352,073)
Balances at December 31, 2015	12,547,684	$125,477	—	—	121,490,994	(1,059)	(114,124,366)	7,491,046
Stock option exercises	66,502	665	—	—	23,106	—	—	23,771
Private offering of common stock, preferred stock and warrants, net of issuance costs	6,744,127	67,441	2,309,428	23,094	9,370,214	—	—	9,460,749
Preferred stock conversion	2,309,428	23,094	(2,309,428)	(23,094)	—	—	—	(0)
At the market offering, net of offering costs	3,619,863	36,199	—	—	4,369,774	—	—	4,405,973
Issuance of RSUs	16,666	166	—	—	(167)	—	—	(1)
Stock compensation expense	—	—	—	—	945,461	—	—	945,461
Foreign currency translation	—	—	—	—	—	7,235	—	7,235
Net loss	—	—	—	—	—	—	(19,166,753)	(19,166,753)
Balances at December 31, 2016	25,304,270	$253,042	—	$-	$136,199,382	$6,176	$(133,291,119)	$3,167,481

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2016	2015
Cash flows from operating activities
Net loss	$(19,166,753)	$(17,352,073)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	656,047	624,653
Loss on disposal of property and equipment	6,309	—
Deferred tax benefit	—	(129,095)
Noncash interest expense	4,527	1,598,312
Share-based compensation	945,461	1,445,088
Inventory obsolescence	113,465	—
Change in fair value of derivative financial instruments	—	647,342
Other non-cash items	—	24,010
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	136,226	359,298
Inventory	20,179	424,505
Other assets	263,882	(319,305)
Accounts payable	(53,229)	196,444
Accrued compensation and other liabilities	(163,223)	(1,508,937)
Deferred revenue	(13,528)	(288,246)
Net cash used in operating activities	(17,250,637)	(14,278,004)
Cash flows from investing activities
Cash acquired in business combinations	—	1,367,211
Purchases of property and equipment (net of proceeds on disposals)	(123,514)	(185,296)
Net cash (used in)/provided by investing activities	(123,514)	1,181,915
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,405,973	17,366,620
Proceeds from issuance of convertible notes and warrants, net of issuance costs	—	1,388,815
Proceeds from issuance of promissory notes, net of issuance costs	204,895	1,741,667
Proceeds from exercise of stock options and warrants	23,771	2,293
Proceeds from private offering of common stock, preferred stock and warrants, net of issuance costs	9,460,749	—
Payments on debt	(178,997)	(155,000)
Payments on capital lease obligations	(251,701)	(175,317)
Net cash provided by financing activities	13,664,690	20,169,078
Effects of exchange rates on cash	12,565	(8,286)
Net (decrease)/increase in cash and cash equivalents	(3,696,896)	7,064,703
Cash and cash equivalents at beginning of period	7,814,220	749,517
Cash and cash equivalents at end of period	$4,117,324	$7,814,220
Supplemental disclosure of cash flow information
Cash paid for interest	$58,564	$194,288
Supplemental disclosures of noncash investing and financing activities:
Acquisition of equipment purchased through capital leases	$—	$580,477
Common stock issued in business combination	$—	$2,584,090
Conversion of convertible promissory notes to Series A preferred stock	$—	$3,000,000
Conversion of series A preferred stock into common shares	$—	$8,183,661
Exchange of demand notes for IPO units	$—	$2,100,000
Exchange of demand note for convertible debt	$—	$300,000

See accompanying notes to consolidated financial statements.

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

OpGen is a precision medicine company using molecular diagnostics and bioinformatics to help combat infectious disease. The Company is developing molecular information products and services to combat infectious disease in global healthcare settings, helping to guide clinicians with more rapid information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms. Its proprietary DNA tests and bioinformatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize patient care decisions and protect the hospital biome through customized screening and surveillance products and services.

The Company’s molecular diagnostics and bioinformatics offerings combine its Acuitas DNA tests, Acuitas Lighthouse bioinformatics services, and CLIA lab services for MDRO surveillance. The Company is working to deliver its products and services, some in development, to a global network of customers and partners. These include:

•

Its Acuitas DNA tests, which provide rapid microbial identification, and antibiotic resistance gene information. These products include the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, the Acuitas MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and the Acuitas Rapid Test in development. The Company is working to provide actionable, precise diagnostic information powered by pathogen surveillance data collected through hospital screening programs and a network of hospital and public health laboratories globally.

•

Its Acuitas Lighthouse bioinformatics systems, which are cloud-based HIPAA compliant bioinformatics offerings that combine clinical lab test results with patient and hospital information and provide analytics to help manage MDROs in the hospital and patient care environment. These include its Acuitas Lighthouse informatics, which can be specific to a healthcare facility, public health department or collaborator, such as a pharmaceutical company, and its Acuitas Lighthouse Knowledgebase, a proprietary data warehouse in development to include genomic data matched with antibiotic susceptibility information for microbes and patient information from healthcare providers, in which the Company is beginning to collect and store MDRO information from a variety of sources for use with its Acuitas Rapid Test in development.

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

On September 13, 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement. As of December 31, 2016, the Company has sold an aggregate of approximately 3.6 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $4.4 million, and gross proceeds of $4.7 million. As of December 31, 2016, under the initial sales agreement, remaining availability under the at the market offering is $6.8 million. Subsequent to December 31, 2016, the Company has sold an aggregate of approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million. Under the initial sales agreement, remaining availability under the at the market offering is $4.6 million.

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

In May 2015, OpGen completed its IPO for total gross proceeds of $17.1 million (see Note 8).

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the second quarter of 2017. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the second quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. Furthermore, the $1.0 million senior secured promissory note matures in July 2017.  If the company is unable to repay the note, negotiate its conversion or extend its term, the assets of the company may be seized, as the note is secured by a lien on all the company’s assets.

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

Foreign Currency

AdvanDx A/S is located in Copenhagen, Denmark and uses the Danish Kroner as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income/(loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at December 31, 2016 and 2015.

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

As of December 31, 2016 and 2015, the Company has funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $26,716 and $15,596 as of December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had accounts receivable from one customer, a related party, which individually represented 25% of total accounts receivable. At December 31, 2015, the Company had accounts receivable from one customer which individually represent 25% of total accounts receivable. No individual customer represented in excess of 10% of revenues for year ended December 31, 2016. For the year ended December 31, 2015, revenue earned from Hitachi High-Technologies Corporation (“Hitachi”) represented 11% of total revenues.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	December 31, 2016	December 31, 2015
Raw materials and supplies	$479,479	$362,526
Work-in process	27,422	150,369
Finished goods	185,467	313,117
Total	$692,368	$826,012

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, Argus Whole Genome Mapping Systems, reagents and supplies used for Argus consumable kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $704,516 and $591,051 at December 31, 2016 and 2015, respectively.

Long-lived assets

Property and equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated service lives approximate three to five years. Depreciation expense was $388,231 and $500,467 for the years ended December 31, 2016 and 2015, respectively. Property and equipment consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Laboratory and manufacturing equipment	$3,785,133	$3,734,044
Office furniture and equipment	688,952	701,557
Computers and network equipment	1,472,144	1,563,177
Leasehold improvements	662,506	659,949
	6,608,735	6,658,727
Less accumulated depreciation	(5,808,012)	(5,584,017)
Property and equipment, net	$800,723	$1,074,710

In 2012, the Company began to provide Argus™ Whole Genome Systems under its Argus Reagent Rental Program to customers, in which the Company retains title without requiring customers to purchase the equipment or enter into an equipment lease or rental contract. The costs associated with these instruments are capitalized and charged to sales and marketing on a straight-line basis over the estimated useful life of the instrument, which is approximately four years. During the years ended December 31, 2016 and 2015, sales and marketing expenses related to these costs were $0 and approximately $175,000, respectively. The costs to maintain these systems are charged to operations as incurred.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the years ended December 31, 2016 and 2015, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of December 31, 2016 were acquired as part of the Merger, and consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships, and consisted of the following as of December 31, 2016 and 2015:

		December 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(67,575)	$393,425	$(21,471)	$439,529
Developed technology	458,000	(95,898)	362,102	(30,474)	427,526
Customer relationships	1,094,000	(228,529)	865,471	(72,241)	1,021,759
	$2,013,000	$(392,002)	$1,620,998	$(124,186)	$1,888,814

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks was 10 years, developed technology was 7 years, and customer relationships was 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $267,816 and $124,186 for the years ended December 31, 2016 and 2015, respectively. Amortization of intangible assets is expected to be approximately $268,000 per year for the next five years.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During years ended December 31, 2016 and 2015, the Company determined that its finite-lived intangible assets were not impaired.

In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the fourth quarter of 2016, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Management’s estimate of cash flows might change if the development of the Company’s automated rapid pathogen identification product technological advances does not progress as planned, the timeline of development is delayed, there are changes to the estimates of the future marketability of this product or if the Company cannot obtain sufficient funding to pay for its development.

Goodwill

Goodwill represents the excess of the purchase price for AdvanDx over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. As of December 31, 2016, the Company determined that its goodwill was not impaired.

Deferred rent

Deferred rent is recorded and amortized to the extent the total minimum rental payments allocated to the current period on a straight-line basis exceed or are less than the cash payments required.

Revenue recognition

The Company recognizes revenue primarily from sales of its products and services when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. At times, the Company sells products and services, or performs software development, under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative fair value and revenue is then recognized for each unit based on its specific characteristics.

Amounts billed to customers for shipping and handling are included in revenue when the related product or service revenue is recognized. Shipping and handling costs are included in cost of products sold.

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

Share-based compensation

Share-based compensation expense is recognized at fair value. The fair value of share-based compensation to employees and directors is estimated, on the date of grant, using the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

Fair value of common stock

For periods prior to the Company’s IPO, given the lack of an active public market for the common stock, the Company’s board of directors determined the fair value of the common stock. In the absence of a public market, and as an emerging company with no significant revenues, the Company believed that it was appropriate to consider a range of factors to determine the fair market value of the common stock at each grant date. The factors included: (1) the achievement of clinical and operational milestones by the Company; (2) the status of strategic relationships with collaborators; (3) the significant risks associated with the Company’s stage of development; (4) capital market conditions for life science and medical diagnostic companies, particularly similarly situated, privately held, early stage companies; (5) the Company’s available cash, financial condition and results of operations; (6) the most recent sales of the Company’s preferred stock; and (7) the preferential rights of the outstanding preferred stock. Since the IPO, the Company uses the quoted market price of its common stock as its fair value.

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

The Company had federal net operating loss (“NOL”) carryforwards of $150,950,436 and $132,359,334 at December 31, 2016 and 2015, respectively. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 13.5 million shares and 6.0 million shares as of December 31, 2016 and 2015, respectively.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to evaluate on a regular basis whether any conditions or events have arisen that could raise substantial doubt about the entity’s ability to continue as a going concern. The guidance 1) provides a definition for the term “substantial doubt,” 2) requires an evaluation every reporting period, interim periods included, 3) provides principles for considering the mitigating effect of management’s plans to alleviate the substantial doubt, 4) requires certain disclosures if the substantial doubt is alleviated as a result of management’s plans, 5) requires an express statement, as well as other disclosures, if the substantial doubt is not alleviated, and 6) requires an assessment period of one year from the date the financial statements are issued. This guidance is effective for the annual periods ending after December 15, 2016 and for annual and interim reporting periods thereafter. The Company has made the appropriate disclosures required by this guidance. The adoption of this guidance has had no financial statement impact.

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

In April 2015, the FASB issued guidance as to whether a cloud computing arrangement (e.g., software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements) includes a software license and, based on that determination, how to account for such arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for reporting periods beginning after December 15, 2015, and can be adopted on either a prospective or retrospective basis. The Company adopted this guidance for the year ended December 31, 2016, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued guidance simplifying the accounting for and financial statement disclosure of stock-based compensation awards. Under the guidance, all excess tax benefits and tax deficiencies related to stock-based compensation awards are to be recognized as income tax expenses or benefits in the income statement and excess tax benefits should be classified along with other income tax cash flows in the operating activities section of the statement of cash flows. Under the guidance, companies can also elect to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. In addition, the guidance amends some of the other stock-based compensation awards guidance to more clearly articulate the requirements and cash flow presentation for withholding shares for tax-withholding purposes. The guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted, though all amendments of the guidance must be adopted in the same period. The Company elected to adopt the guidance effective for the fiscal year ended December 31, 2016 and apply it retrospectively for all periods presented. This has not materially impacted the Company's consolidated results of operations, financial position or cash flows.

The Company has evaluated all other issued and unadopted Accounting Standards Updates and believes the adoption of these standards will not have a material impact on its results of operations, financial position, or cash flows.

Note 4 – Business Combination

On July 14, 2015, the Company acquired 100% of the capital stock of AdvanDx in the Merger in a taxable transaction. AdvanDx researches, develops and markets advanced IVD kits for the diagnosis and prevention of infectious diseases, and sells its products principally to hospitals and clinical laboratories in the United States and Europe. The Company acquired AdvanDx principally to use AdvanDx’s diagnostic capabilities with respect to MDROs and leverage AdvanDx’s relationships with hospitals and clinical laboratories to accelerate the sales of OpGen’s products and services.

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

Pro Forma Disclosures (unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2015 as if the Merger had been completed as of January 1, 2015. Pro forma information primarily reflects adjustments relating to (i) elimination of the interest on AdvanDx’s outstanding debt, and (ii) the amortization of intangibles acquired. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2014 or that may be obtained in the future:

December 31,
Unaudited pro forma results	2015
Revenues	$5,231,844
Net loss	$(20,751,552)
Net loss per share	$(2.52)

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

The Company incurred issuance costs of approximately $50,000 related to the financing. Approximately $8,000 of the issuance costs were deferred as debt issuance costs and netted against notes payable in the accompanying consolidated balance sheets as a result of the Company’s adoption of the new accounting guidance in 2016 (see Note 3), and are being amortized as interest expense over the life of the Merck Note. The remaining $42,000 of issuance costs were charged to additional paid-in capital.

Note 6 - Redeemable Convertible Preferred Stock

All shares of Series A Preferred Stock (including those shares issued in connection with the conversion of the 2014 and 2015 convertible debt) were converted into 7,374,852 shares of common stock in connection with the Company’s IPO (see Notes 7 and 8). Before such conversion, the Series A Preferred Stock was redeemable at the option of the holders of 70% of the outstanding shares of Series A Preferred Stock, subject to certain additional requirements. The Company’s redeemable convertible preferred stock was classified as temporary equity due to redemption provisions outside of the Company’s control.

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

The following table presents the changes in the Series A Preferred Stock during 2015:

	Shares	Amount
Balance at December 31, 2014	3,999,864	$4,564,899
2015 Accretion	—	243,762
2015 Conversions	(3,999,864)	(4,808,661)
Balance at December 31, 2015	—	$—

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

Note 7 – Debt

As of December 31, 2016, the Company’s outstanding debt consisted of the $1.0 million Merck Note that is due in July 2017 (see Note 5).  As of December 31, 2015, debt outstanding consisted of the $1.0 million Merck Note.

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

Total interest expense on all debt instruments was $143,347 for the year ended December 31, 2016. Total interest expense on all debt instruments was $1,801,320 for year ended December 31, 2015.

Note 8 - Stockholders’ Equity

As of December 31, 2016, the Company has 200,000,000 shares of authorized common shares and 25,304,270 issued and outstanding, and 10,000,000 of authorized preferred shares, none of which were issued or outstanding.

On September 13, 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement. As of December 31, 2016, the Company has sold an aggregate of approximately 3.6 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $4.4 million, and gross proceeds of $4.7 million. As of December 31, 2016, remaining availability under the at the market offering is $6.8 million. Subsequent to December 31, 2016, the Company has sold an aggregate of approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million. Under the initial sales agreement, remaining availability under the at the market offering is $4.6 million.

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

Each share of Series A non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, was entitled to dividends on as “as converted basis” when and if dividends are issued to common stockholders, and participates in liquidation on a pari passu basis with common stockholders.  The preferred stock was classified as permanent equity.  The stock purchase warrants issued as part of the units are exercisable $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  The warrants are classified as permanent equity at December 31, 2016.  In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred stockholders. Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock in July 2016. The shares of preferred stock were retired and are no longer available for future issuance.

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

Stock options

In 2008, the Board adopted, and the stockholders approved, the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), pursuant to which the Company’s Board of Directors may grant either incentive or non-qualified stock options or shares of restricted stock to directors, key employees, consultants and advisors.

In April 2015, the Board adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”); the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s IPO. Following the effectiveness of the 2015 Plan, no further grants have been made under the 2008 Plan. The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for the grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants.

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of December 31, 2016, 669,651 shares remain available for issuance under the 2015 Plan.

For the years ended December 31, 2016 and 2015, the Company recognized stock compensation expense as follows:

	Year Ended December 31,
	2016	2015
Cost of services	$6,003	$—
Research and development	236,341	240,739
General and administrative	599,550	619,899
Sales and marketing	103,567	584,450
	$945,461	$1,445,088

No income tax benefit for stock-based compensation arrangements was recognized in the consolidated statements of operations due to the Company’s net loss position.

As of December 31, 2016, the Company had unrecognized expense related to its stock options of $2.2 million, which will be recognized over a weighted average period of 1.17 years.

A summary of the status of options granted is presented below as of and for the years ended December 31, 2016 and 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	404,272		9.3	$—
Granted	1,961,637	$2.68
Exercised	(11,472)	$0.20		$19,519
Forfeited	(193,657)	$0.55
Outstanding at December 31, 2015	2,160,780	$2.60	9.1	$1,575,646
Granted	1,463,650	$1.41
Exercised	(66,502)	$0.36		$79,406
Forfeited	(571,687)	$3.99
Expired	(8,581)	$8.49
Outstanding at December 31, 2016	2,977,660	$1.76	8.6	$663,298
Vested and expected to vest	2,977,660	$1.76	8.6	$663,298
Exercisable at December 31, 2016	1,098,504	$0.22	8.0	$421,621

The total fair value of options vested in the years ended December 31, 2016 and 2015, was $1,088,978 and $1,140,079, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model based on the assumptions below:

Year Ended December 31,
	2016	2015
Annual dividend	—	—
Expected life (in years)	5.25 - 6.25	5.5 - 6.25
Risk free interest rate	1.2 - 2.2%	1.5 - 1.9%
Expected volatility	42.0 - 49.8%	47.7 - 65.0%

The Company issued an annual grant on February 22, 2017 of 723,300 options to employees at an exercise price of $1.03 per share.

Restricted stock units

In the fourth quarter of 2015, the Company granted restricted stock units to acquire 75,000 shares of common stock, with a weighted average grant date fair value of $1.70 per share, 18,750 shares of which remain outstanding as of December 31, 2016. 16,666 restricted stock units vested and 39,584 restricted stock units were forfeited during the year ended December 31, 2016 at a weighted average grant date fair value of $1.70 per share.

Stock purchase warrants

At December 31, 2016 and 2015, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at December 31,
Issuance	Exercise Price	Expiration	2016	2015
August 2007	$7.91	August 2017	8,921	8,921
March 2008	$790.54	March 2018	46	46
November 2009	$7.91	November 2019	6,674	6,674
January 2010	$7.91	January 2020	6,674	6,674
March 2010	$7.91	March 2020	1,277	1,277
November 2011	$7.91	November 2021	5,213	5,213
December 2011	$7.91	December 2021	664	664
March 2012	$109.90	March 2019	4,125	4,125
February 2015	$6.60	February 2025	225,011	225,011
May 2015	$6.60	May 2020	3,457,750	3,457,750
May 2016	$1.31	May 2021	4,739,348	—
June 2016	$1.31	May 2021	2,050,821	—
			10,506,524	3,716,355

The warrants listed above were issued in connection with various equity, debt, preferred stock or development contract agreements. The warrants issued in February 2015 were initially classified as a liability since the exercise price was variable. The exercise price became fixed as a result of the Company’s IPO and, as such, the warrant liability was marked to fair value at that time and reclassified to equity (see Note 13).

Note 9 - Income Taxes

At December 31, 2016 and 2015, the Company had net deferred tax assets of $63,520,548 and $41,554,045, respectively, primarily consisting of NOL carry forwards, research and experimental (“R&E”) credits, and differences between depreciation and amortization recorded for financial statement and tax purposes. The Company’s net deferred tax assets at December 31, 2016 and 2015 have been offset by a valuation allowance of $63,520,548 and $41,554,045, respectively. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax assets. The Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets:
NOL carryforward	$60,357,220	$38,797,762
R&E credit carryforward	2,559,479	1,994,478
Share-based compensation	448,534	383,153
Inventory reserve	269,708	226,299
Depreciation	117,629	313,714
Accruals and other	333,126	495,640
Total deferred tax assets	64,085,696	42,211,046
Valuation allowance	(63,520,548)	(41,554,045)
Deferred tax liabilities:
Intangible assets	(565,148)	(657,001)
Fixed assets	—	—
Net deferred tax liability	$—	$—

The difference between the Company’s expected income tax provision (benefit) from applying federal statutory tax rates to the pre-tax loss and actual income tax provision (benefit) relates to the effect of the following:

	2016	2015
Federal income tax benefit at statutory rates	34.0%	34.0%
State income tax benefit, net of Federal benefit	6.5%	3.3%
Change in valuation allowance	(37.3)%	(32.1)%
Change in state tax rates and other	(3.2)%	(4.5)%
	0.0%	0.7%

Additionally, despite the NOL carryforwards, the Company may have future tax liability due to alternative minimum tax or state tax requirements. The Company has federal NOL carryforwards of $150,950,436 and $132,359,334 at December 31, 2016 and 2015, respectively. The NOL carry forwards begin to expire in 2022. Utilization of the NOL carryforward may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code. There can be no assurance that the NOL carryforward will ever be fully utilized. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

Note 10 - Commitments

Operating leases

The Company leases a facility in Woburn, Massachusetts under an operating lease that expires January 30, 2022.

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

Rent expense under the Company’s facility operating leases for the year ended December 31, 2016 and 2015 was $1,000,726 and $683,519, respectively.

Capital leases

The Company leases computer equipment, office furniture, and equipment under various capital leases. The leases expire at various dates through 2021. The leases require monthly principal and interest payments. Following is a schedule by year of the estimated future minimum payments under all operating and capital leases as of December 31, 2016:

Year ending December 31,	Capital Leases	Operating Leases	Total
2017	$204,354	$1,072,448	$1,276,802
2018	113,337	1,205,263	1,318,600
2019	21,266	427,769	449,035
2020	21,266	427,769	449,035
2021 and thereafter	1,773	463,416	465,189
Total	$361,996	$3,596,665	$3,958,661
Less: amount representing interest	(31,054)
Net present value of future minimum lease payments	$330,942
Current maturities	(184,399)
Long-term maturities	$146,543

Assets under capital leases were included in the following balance sheet categories as of December 31:

	2016	2015
Laboratory and manufacturing equipment	$560,829	$803,500
Office furniture and equipment	64,790	89,140
Computers and network equipment	24,350	153,693
Less accumulated amortization	(270,808)	(402,066)
Capital lease assets, net	$379,161	$644,267

Amortization expense associated with equipment under capital leases for the years ended December 31, 2016 and 2015 was $161,606 and $157,036, respectively, and is included within depreciation and amortization expense in the consolidated statements of operations.

Registration and other stockholder rights

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

Note 11 - License Agreements, Research Collaborations and Development Agreements

The Company is a party to five license agreements to acquire certain patent rights and technologies; two related to the FISH product line and three related to the Argus and MapIt product lines. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees. The Company recognized net royalty expense of $290,491 and $205,147 for the years ended December 31, 2016 and 2015, respectively. Annual future minimum royalty fees are $250,000 under these agreements.

In September 2013, the Company entered into a technology development agreement with Hitachi High-Technologies Corporation (“Hitachi”) that included fixed milestone payments for meeting development milestones under the agreement. Since the milestones were substantive, the Company recognized revenue in the periods in which the substantive milestones were achieved. In addition, the Company received an upfront payment which was recognized on a straight-line basis over the term of the technology development agreement, which ended on December 31, 2015. The Company recognized total revenue of $336,102 for the year ended December 31, 2015 (none in 2016), relating to this arrangement.

In June 2016, the Company entered into a license agreement with Hitachi, pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology.  The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone.  The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period. During the year ended December 31, 2016, the Company recognized $137,603 of revenue related to the license agreement.

Note 12 – Related Party Transactions

In March 2014, the Company entered into a supply agreement with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $183,713 related to these agreements in the year ended December 31, 2016. The Company paid $295,442 related to these agreements in the year ended December 31, 2015.

Under the agreements with Fluidigm, the Company had purchases of $91,399 in the year ended December 31, 2016. The Company had purchases of $370,539 related to these agreements in the year ended December 31, 2015.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $175,475 related to the leased equipment in the year ended December 31, 2016. The Company paid $119,919 related to the leased equipment in the year ended December 31, 2015.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp., a wholly owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of Merck Global Health Innovation Fund (“Merck GHI”), a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck will provide access to its archive of over 200,000 bacterial pathogens.  OpGen will initially perform molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of OpGen’s rapid diagnostic products. Merck will gain access to the high-resolution genotype data for the isolates as well as access to OpGen’s Acuitas Lighthouse informatics to support internal research and development programs.  OpGen is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement.  As of December 31, 2016, the Company has incurred $32,270 of procurement costs which have been recognized as research and development expense.

In December 2016, the Company entered into an agreement with Healthcare Services & Solutions LLC, an affiliate of Merck GHI, in which the Company will provide research analysis and reports to the third party. The agreement is worth up to $150,000, of which $135,000 has been recognized as of December 31, 2016. At December 31, 2016, the Company had accounts receivable from this customer of $135,000, which individually represented 25% of total accounts receivable.

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

Prior to its IPO, certain stock purchase warrants contained cash settlement features and, accordingly, the Company considered them to be derivative financial instruments and accounted for them at fair value using level 3 inputs. As a result of the Company’s IPO and elimination of the cash settlement features pursuant to their terms, those stock purchase warrants were reclassified to equity. For periods prior to the IPO, the Company determined the fair value of these derivative liabilities using a hybrid valuation method that consisted of a probability weighted expected return method that values the Company’s equity securities assuming various possible future economic outcomes while using an option pricing method (that treated all equity linked instruments as call options on the Company’s equity value with exercise prices based on the liquidation preference of the Series A Preferred Stock ) to estimate the allocation of value within one or more of the scenarios. Using this hybrid method, unobservable inputs included the Company’s equity value, the exercise price for each option value, expected timing of possible economic outcomes such as initial public offering, risk free interest rates and stock price volatility. The following tables set forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2015 (there has been no activity for the year ended December 31, 2016):

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in 2016 and 2015.

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

3.1.1

Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant, dated June 6, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on June 6, 2016)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of Form S-1, File No. 333-202478, filed on March 3, 2015)

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant, dated May 18, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on May 20, 2016)

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Form S-1/A, File No. 333-202478, filed on April 28, 2015)

4.2	Form of 2015 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.6 of Form S-1/A, File No. 333-202478, filed on March 20, 2015)

4.3	Form of Underwriters’ Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015)

4.4	Form of Offered Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.8 of Form S-1/A, File No. 333-202478, filed on April 23, 2015)

4.5	Form of 2016 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on May 17, 2016)

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

10.1.5

Fifth Amendment to Lease Agreement, dated as of March 20, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1.5 of Form S-1/A, File No. 333-202478, filed on March 20, 2015)

10.1.6

Sixth Amendment to Lease Agreement, dated as of April 30, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1.6 of Form S-1/A, File No. 333-202478, filed on May 1, 2015)

10.1.7

Seventh Amendment to Lease Agreement, dated as of June 30, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on July 7, 2015)

10.1.8

Eighth Amendment to Lease Agreement, dated September 8, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q, filed on November 13, 2015)

10.2

Lease Extension #6, dated October 14, 2016, by and between the Registrant and Cummings Properties, LLC (related to AdvanDx facility) (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q, filed November 14, 2016)

1

Exhibit Number	Description

10.3

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 of Form S-1, File No. 333-202478, filed on March 3, 2015)

10.4#*	2015 Equity Incentive Plan, as amended and restated on February 22, 2017

10.5#

Executive Employment, Change in Control and Severance Benefit Agreement, dated April 17, 2015, by and between the Registrant and Kevin Krenitsky, M.D. (incorporated by reference to Exhibit 10.17 of Form S-1/A, File No. 333-202478, filed on April 17, 2015)

10.6#	Employment Agreement, dated April 17, 2015, by and between the Registrant and Timothy C. Dec (incorporated by reference to Exhibit 10.18 of Form S-1/A, File No. 333-202478, filed on April 17, 2015)

10.7	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.16 of Form S-1/A, File No. 333-202478, filed on April 6, 2015)

10.8

Warrant Agreement, dated as of May 8, 2015, between the Registrant and Philadelphia Stock Transfer, Inc., as warrant agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on May 13, 2015)

10.9.1#*	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for employees and consultants

10.9.2#*	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (initial grant)

10.9.3#*	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (annual grant)

10.10#*	Form of RSU Award Agreement under 2015 Equity Incentive Plan

10.11

Common Stock and Note Purchase Agreement, dated as of July 14, 2015, between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on July 16, 2015)

10.12

Senior Secured Promissory Note, dated as of July 14, 2015, between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on July 16, 2015)

10.13

Third Amended and Restated Investors’ Rights Agreement, dated as of December 18, 2013, among the Registrant and, certain investors (registration rights provisions) (incorporated by reference to Exhibit 4.2 of Form S-1, File No. 333-202478, filed March 3, 2015)

10.14

Registration Rights Agreement, dated as of July 14, 2015, among the Registrant, Merck Global Health Innovation Fund, LLC, SLS Invest AB and LD Pensions (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on July 16, 2015)

10.15±	Letter Agreement, dated July 12, 2015, between the Registrant and Fluidigm Corporation (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q, filed on August 14, 2015)

10.16

Securities Purchase Agreement, dated May 12, 2016, by and between the Registrant the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on May 17, 2016)

10.17

Amended and Restated Securities Purchase Agreement, dated May 18, 2016, by and between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on May 20, 2016)

10.18#	Stock Option Award Agreement, dated April 28, 2016, by and between the Registrant and Evan Jones (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q, filed on August 11, 2016)

10.19

Confidential Separation Agreement and General Release, dated September 1, 2016, by and between the Registrant and Kevin Krenitsky, M.D. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on September 9, 2016)

10.20

Common Stock Sales Agreement, dated September 13, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on September 14, 2016)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of CohnReznick LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

2

Exhibit Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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