Form 10-Q
period 2017-03-31
OPGEN INC
filed 2017-05-03
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

27,394,290 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of April 28, 2017.

OPGEN, INC.

TABLE OF CONTENTS FOR FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of OpGen, Inc. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this quarterly report, we refer to OpGen, Inc. as the “Company,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These risks should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to the risk factors described in Part II, Item 1A of this quarterly report. Other risks may be described from time to time in our filings made under the securities laws. New risks emerge from time to time. It is not possible for our management to predict all risks. All forward-looking statements in this quarterly report speak only as of the date made and are based on our current beliefs and expectations. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$1,670,311	$4,117,324
Accounts receivable, net	379,246	542,420
Inventory, net	642,961	692,368
Prepaid expenses and other current assets	267,971	329,646
Total current assets	2,960,489	5,681,758
Property and equipment, net	743,521	800,723
Goodwill	600,814	600,814
Intangible assets, net	1,554,044	1,620,998
Other noncurrent assets	298,081	279,752
Total assets	$6,156,949	$8,984,045
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,017,202	$2,232,563
Accrued compensation and benefits	1,019,962	578,480
Accrued liabilities	883,105	1,215,283
Deferred revenue	31,233	37,397
Short-term notes payable	998,958	1,023,815
Current maturities of long-term capital lease obligation	170,297	184,399
Total current liabilities	5,120,757	5,271,937
Deferred rent	374,194	398,084
Long-term capital lease obligation and other noncurrent liabilities	107,940	146,543
Total liabilities	5,602,891	5,816,564
Commitments (Note 8)
Stockholders' equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 27,377,490 and 25,304,270 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	273,775	253,042
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	138,546,915	136,199,382
Accumulated other comprehensive income	2,419	6,176
Accumulated deficit	(138,269,051)	(133,291,119)
Total stockholders’ equity	554,058	3,167,481
Total liabilities and stockholders’ equity	$6,156,949	$8,984,045

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue
Product sales	$734,502	$947,219
Laboratory services	16,105	129,420
Collaboration revenue	21,164	—
Total revenue	771,771	1,076,639
Operating expenses
Cost of products sold	424,950	345,967
Cost of services	100,233	315,709
Research and development	2,122,515	1,953,429
General and administrative	1,969,216	1,538,046
Sales and marketing	1,105,586	1,399,435
Total operating expenses	5,722,500	5,552,586
Operating loss	(4,950,729)	(4,475,947)
Other expense
Interest and other income	21	173
Interest expense	(29,844)	(41,734)
Foreign currency transaction gains	2,620	11,328
Total other expense	(27,203)	(30,233)
Loss before income taxes	(4,977,932)	(4,506,180)

Provision for income taxes	—	—
Net loss	(4,977,932)	(4,506,180)

Preferred stock dividends and beneficial conversion	—	—
Net loss available to common stockholders	$(4,977,932)	$(4,506,180)
Net loss per common share - basic and diluted	$(0.19)	$(0.36)
Weighted average shares outstanding - basic and diluted	26,079,461	12,568,941
Net loss	$(4,977,932)	$(4,506,180)
Other comprehensive loss - foreign currency translation	(3,757)	(1,112)
Comprehensive loss	$(4,981,689)	$(4,507,292)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(4,977,932)	$(4,506,180)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	159,863	168,440
Loss on disposal of property and equipment	—	6,068
Noncash interest expense	2,087	1,042
Share-based compensation	245,405	261,497
Changes in operating assets and liabilities:
Accounts receivable	163,174	39,411
Inventory	49,407	(97,849)
Other assets	43,346	199,182
Accounts payable	(215,361)	(80,276)
Accrued compensation and other liabilities	75,683	211,979
Deferred revenue	(6,164)	869
Net cash used in operating activities	(4,460,492)	(3,795,817)
Cash flows from investing activities
Purchases of property and equipment (net of proceeds on disposals)	(27,022)	(1,644)
Net cash used in investing activities	(27,022)	(1,644)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	2,122,861	—
Proceeds from exercise of stock options and warrants	—	9,271
Payments on debt	(25,898)	—
Payments on capital lease obligations	(52,706)	(63,327)
Net cash provided by/(used in) financing activities	2,044,257	(54,056)
Effects of exchange rates on cash	(3,756)	5,254
Net decrease in cash and cash equivalents	(2,447,013)	(3,846,263)
Cash and cash equivalents at beginning of period	4,117,324	7,814,220
Cash and cash equivalents at end of period	$1,670,311	$3,967,957
Supplemental disclosure of cash flow information
Cash paid for interest	$10,702	$13,021
Supplemental disclosures of noncash investing and financing activities:
Property and equipment purchased on credit	$8,685	$27,767
Deferred and accrued financing costs	$—	$52,210

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark. The Company operates in one business segment.

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

The Company’s molecular diagnostics and bioinformatics offerings combine its Acuitas DNA tests, Acuitas Lighthouse bioinformatics services, and CLIA lab services for MDRO surveillance. The Company is working to deliver its products and services, some in development, to a global network of customers and partners. These include:

•

Its Acuitas DNA tests, which provide rapid microbial identification, and antibiotic resistance gene information. These products include (i) the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, (ii) the Acuitas MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and (iii) the Acuitas Rapid Test in development. The Company is working to provide actionable, precise diagnostic information powered by pathogen surveillance data collected through hospital screening programs and a network of hospital and public health laboratories globally.

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2017 and 2016, including:

In September 2016, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of the Company’s common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of March 31, 2017, the Company has sold an aggregate of approximately 5.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $6.5 million, and gross proceeds of $6.9 million. As of March 31, 2017, remaining availability under the at the market offering is $4.6 million. For the three months ended March 31, 2017, the Company has sold approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck Global Health Innovation Fund, LLC (“Merck GHI”) and jVen Capital, LLC (“jVen Capital”), each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses were $9.5 million.  The Company used the proceeds for working capital and general corporate purposes.  Pursuant to the private placement, the Company issued 6,744,127 shares of common stock, 2,309,428 shares of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations through a portion of the second quarter of 2017. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during the second quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. Furthermore, the $1.0 million Merck Note (see Note 4) matures in July 2017.  If the Company is unable to repay the note, negotiate its conversion or extend its term, the assets of the Company may be seized, as the note is secured by a lien on all the Company’s assets.

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the following unaudited condensed, consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2016 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment.

Foreign currency

One of the Company’s subsidiaries is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at March 31, 2017 and December 31, 2016.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss.  Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, share-based compensation, allowances for doubtful accounts and inventory obsolescence, valuation of derivative financial instruments, beneficial conversion features of convertible debt, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

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

At March 31, 2017 and December 31, 2016, the Company has funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $31,118 and $26,716 as of March 31, 2017 and December 31, 2016, respectively.

No individual customer represented in excess of 10% of revenues for the three months ended March 31, 2017 and 2016. At March 31, 2017, no individual customer represented in excess of 10% of total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	March 31, 2017	December 31, 2016
Raw materials and supplies	$410,945	$479,479
Work-in process	68,031	27,422
Finished goods	163,985	185,467
Total	$642,961	$692,368

Inventory now includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $134,679 and $704,516 at March 31, 2017 and December 31, 2016, respectively. The primary driver of the decrease in the inventory reserves for obsolescence and expirations is the scrapping of legacy Argus Whole Genome Mapping Systems and the portion of the reagents and supplies used for Argus consumable kits. All items scrapped in the three months ended March 31, 2017 were fully reserved for as of December 31, 2016.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three months ended March 31, 2017 and 2016, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of March 31, 2017 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of March 31, 2017 and December 31, 2016:

		March 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(79,101)	$381,899	$(67,575)	$393,425
Developed technology	458,000	(112,254)	345,746	(95,898)	362,102
Customer relationships	1,094,000	(267,601)	826,399	(228,529)	865,471
	$2,013,000	$(458,956)	$1,554,044	$(392,002)	$1,620,998

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks was 10 years, developed technology was 7 years, and customer relationships was 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended March 31, 2017 and 2016, respectively. The Company estimates amortization expense related to intangible assets will be $268,000 per year for each of the next five years.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three months ended March 31, 2017 and 2016, the Company determined that its finite-lived intangible assets were not impaired.

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

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of March 31, 2017 and December 31, 2016 was $600,814.

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

Revenue from sales of the reagents and supplies used for Argus consumable kits

Revenue is recognized for sales of the reagents and supplies used for Argus consumable kits upon shipment to the customer.

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

The Company had federal net operating loss (“NOL”) carryforwards of $151.0 million at December 31, 2016. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 14.0 million shares and 5.9 million shares as of March 31, 2017 and 2016, respectively.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company has identified its major revenue streams and it plans on completing formal contract reviews in the second half of 2017. While the Company continues to assess all of the potential impacts of these ASUs, the Company does not expect the implementation of these ASUs to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. The Company will assess the disclosure requirements prescribed by these ASUs in the second half of 2017 and it may be required to expand its disclosures. The Company will assess the method of adoption in the second half of 2017.

In July 2015, the FASB issued accounting guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The standard is effective for reporting periods beginning after December 15, 2016. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. The Company adopted this guidance effective January 1, 2017, on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – 2015 Merck GHI financing

In July 2015, in connection with the Merger, the Company entered into a Purchase Agreement with Merck GHI, pursuant to which Merck GHI purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to Merck GHI a 8% Senior Secured Promissory Note (the “Merck Note”) in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. The Company’s obligations under the Merck Note are secured by a lien on all of the Company’s assets.  Under the Purchase Agreement, Merck GHI has the right to participate in future securities offerings made by the Company.  Also in July 2015, the Company entered into a Registration Rights Agreement with Merck GHI and certain stockholders, which will require the Company to register for resale by such holders in the future, such shares of Company common stock that cannot be sold under an exemption from such registration.

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

Note 5 - Fair value measurements

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

For the three months ended March 31, 2017, the Company has not transferred any assets between fair value measurement levels.

Financial assets and liabilities measured at fair value on a recurring basis

The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the hierarchy. The Company has no financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017.

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2017 and 2016.

Note 6 - Debt

As of March 31, 2017 and December 31, 2016, the Company’s outstanding debt consisted of the $1.0 million Merck Note that is due in July 2017 (see Note 4).

Total interest expense on all debt instruments was $29,844 and $41,734 for the three months ended March 31, 2017 and 2016, respectively.

Note 7 - Stockholders’ equity

As of March 31, 2017, the Company has 200,000,000 shares of authorized common shares and 27,377,490 issued and outstanding, and 10,000,000 of authorized preferred shares, of which none were issued or outstanding.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of March 31, 2017, the Company has sold an aggregate of approximately 5.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $6.5 million, and gross proceeds of $6.9 million. As of March 31, 2017, remaining availability under the at the market offering is $4.6 million. For the three months ended March 31, 2017, the Company has sold approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million.

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

Each share of Series A non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, was entitled to dividends on an “as converted basis” when and if dividends are issued to common stockholders, and would have participated in liquidation on a pari passu basis with common stockholders.  The preferred stock was classified as permanent equity.  The stock purchase warrants issued as part of the units are exercisable at $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  The warrants are classified as permanent equity at March 31, 2017.  In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred shareholders. Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.

The Company filed a registration statement on Form S-3 on June 13, 2016 to register for resale by the investors, from time to time, of the shares of common stock acquired, or underlying the warrants issued, in the private offering. On July 20, 2016, the registration statement was declared effective by the SEC.

Stock options

In 2008, the Company adopted the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), pursuant to which the Company’s Board of Directors could grant either incentive or non-qualified stock options or shares of restricted stock to directors, key employees, consultants and advisors.

In April 2015, the Company adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”); the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s initial public offering in May 2015. Following the effectiveness of the 2015 Plan, no further grants will be made under the 2008 Plan. The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for the grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants.

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of March 31, 2017, 1,145,402 shares remain available for issuance under the 2015 Plan, which includes 1,012,171 shares automatically added to the 2015 Plan on January 1, 2017.

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

For the three months ended March 31, 2017 and 2016, the Company recognized stock compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
Cost of services	$1,823	$4,312
Research and development	57,778	62,218
General and administrative	152,476	172,103
Sales and marketing	33,328	22,864
	$245,405	$261,497

No income tax benefit for stock-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three months ended March 31, 2017, the Company granted stock options to acquire 723,600 shares of common stock at a weighted average exercise price of $1.03 per share and a weighted average grant date fair value of $0.54 per share. 4,863 options were forfeited during the three months ended March 31, 2017 at a weighted average exercise price of $1.82 per share. The Company had total stock options to acquire 3,514,071 shares of common stock outstanding at March 31, 2017.

Restricted stock units

In the fourth quarter of 2015, the Company granted restricted stock units to acquire 75,000 shares of common stock, with a weighted average grant date fair value of $1.70 per share, 18,750 shares of which remain outstanding as of March 31, 2017. No restricted stock units vested and no restricted stock units were forfeited during the three months ended March 31, 2017.

Stock purchase warrants

At March 31, 2017 and December 31, 2016, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	March 31, 2017	December 31, 2016
August 2007	$7.91	August 2017	8,921	8,921
March 2008	$790.54	March 2018	46	46
November 2009	$7.91	November 2019	6,674	6,674
January 2010	$7.91	January 2020	6,674	6,674
March 2010	$7.91	March 2020	1,277	1,277
November 2011	$7.91	November 2021	5,213	5,213
December 2011	$7.91	December 2021	664	664
March 2012	$109.90	March 2019	4,125	4,125
February 2015	$6.60	February 2025	225,011	225,011
May 2015	$6.60	May 2020	3,457,750	3,457,750
May 2016	$1.31	May 2021	4,739,348	4,739,348
June 2016	$1.31	May 2021	2,050,821	2,050,821
			10,506,524	10,506,524

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

Note 8 - Commitments

Operating leases

The Company leases a facility in Woburn, Massachusetts under an operating lease that expires January 30, 2022. The Company also leases a facility in Gaithersburg, Maryland under an operating lease that expires January 31, 2021, with one additional five-year renewal at the Company’s election. Additionally, the Company leases office space in Denmark; this lease is currently on a month-to-month basis.

Rent expense under the Company’s facility operating leases for the three months ended March 31, 2017 and 2016 was $232,836 and $254,044, respectively.

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

Note 9 - License agreements, research collaborations and development agreements

The Company is a party to five license agreements to acquire certain patent rights and technologies; two related to the FISH product line and three related to the Argus and MapIt product lines. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees. The Company recognized net royalty expense of $69,245 and $69,854 for the three months ended March 31, 2017 and 2016, respectively. Annual future minimum royalty fees are $250,000 under these agreements.

In June 2016, the Company entered into a license agreement with Hitachi High-Technologies Corporation (“Hitachi”), pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology.  The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone.  The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period.  During the three months ended March 31, 2017, the Company recognized $6,164 of revenue related to the license agreement.

Note 10 - Related party transactions

In March 2014, the Company entered into a supply agreement with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE-marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $44,721 and $93,224 related to these agreements in the three months ended March 31, 2017 and 2016, respectively.

Under the Supply Agreement with Fluidigm, the Company had inventory purchases of $44,721 and $67,775 in the three months ended March 31, 2017 and 2016, respectively.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $30,254 and $45,106 related to the leased equipment in the three months ended March 31, 2017 and 2016, respectively.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp., a wholly-owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of Merck GHI, a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck will provide access to its archive of over 200,000 bacterial pathogens.  OpGen will initially perform molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of OpGen’s rapid diagnostic products. Merck will gain access to the high-resolution genotype data for the isolates as well as access to OpGen’s Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $91,403 of procurement costs which have been recognized as research and development expense, including $59,133 in the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2016.

Overview

OpGen was incorporated in Delaware in 2001. The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark. The Company operates in one business segment.

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

The Company’s molecular diagnostics and bioinformatics offerings combine its Acuitas DNA tests, Acuitas Lighthouse bioinformatics services, and CLIA lab services for MDRO surveillance. The Company is working to deliver its products and services, some in development, to a global network of customers and partners. These include:

•

Its Acuitas DNA tests, which provide rapid microbial identification, and antibiotic resistance gene information. These products include (i) the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, (ii) the Acuitas MDRO Gene Test to detect, type, track, and trend antibiotic resistant organisms in real-time and (iii) the Acuitas Rapid Test in development. The Company is working to provide actionable, precise diagnostic information powered by pathogen surveillance data collected through hospital screening programs and a network of hospital and public health laboratories globally.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. As of March 31, 2017, the Company raised:

•	$2.1 million in net proceeds under the “at the market offering” program from the selling of approximately 2.1 million shares of its common stock.

See “Liquidity and Capital Resources” below for a description of the Company’s recent financing activities.

Results of operations for the three months ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,
	2017	2016
Revenue
Product sales	$734,502	$947,219
Laboratory services	16,105	129,420
Collaboration revenue	21,164	-
Total revenue	$771,771	$1,076,639

Our total revenue for the three months ended March 31, 2017 decreased approximately 28%. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 22% in the 2017 period compared to the 2016 period is primarily attributable to a reduction in the sale of our Argus products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products sales, and a reduction in the sale of our rapid pathogen ID testing products;

•

Laboratory Services: the decrease in revenue of approximately 88% in the 2017 period compared to the 2016 period as a result of decreases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and

•

Collaboration Revenue: the increase in revenue in the 2017 period compared to the 2016 period is primarily attributable to $15,000 of revenue recognized related to the Company’s agreement with Healthcare Services & Solutions LLC, an affiliate of Merck GHI, and revenue related to Hitachi contracts.

Operating expenses

	Three Months Ended March 31,
	2017	2016
Cost of products sold	$424,950	$345,967
Cost of services	100,233	315,709
Research and development	2,122,515	1,953,429
General and administrative	1,969,216	1,538,046
Sales and marketing	1,105,586	1,399,435
Total operating expenses	$5,722,500	$5,552,586

The Company’s total operating expenses for the three months ended March 31, 2017 increased approximately 3% when compared to the same period in 2016. This increase is primarily attributable to:

•

Costs of products sold: cost of products sales for the three months ended March 31, 2017 increased approximately 23% when compared to the same period in 2016. The change in costs of products sold is primarily attributable to increased payroll and facility costs;

•

Costs of services: cost of services for the three months ended March 31, 2017 decreased approximately 68% when compared to the same period in 2016. The change in costs of services is primarily attributable to a decrease in sales of Acuitas Lighthouse services;

•

Research and development: research and development expenses for the three months ended March 31, 2017 increased approximately 9% when compared to the same period in 2016, primarily due to payroll costs;

•

General and administrative: general and administrative expenses for the three months ended March 31, 2017 increased approximately 28% when compared to the same period in 2016, primarily due to payroll and legal costs;

•

Sales and marketing: sales and marketing expenses for the three months ended March 31, 2017 decreased approximately 21% when compared to the same period in 2016, primarily due to costs associated with marketing studies conducted in the first quarter of 2016 and payroll costs.

Other income (expense)

	Three Months Ended March 31,
	2017	2016
Interest expense	$(29,844)	$(41,734)
Foreign currency transaction gains	2,620	11,328
Interest and other income	21	173
Total other expense	$(27,203)	$(30,233)

Other expense for the three months ended March 31, 2017 decreased when compared to the same period of 2016, and was primarily the result of a reduction in interest expense partially offset by foreign currency transaction losses.

Liquidity and capital resources

At March 31, 2017, the Company had cash and cash equivalents of $1.7 million compared to $4.1 million at December 31, 2016. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2017 and 2016, including:

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of March 31, 2017, the Company has sold an aggregate of approximately 5.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $6.5 million, and gross proceeds of $6.9 million. As of March 31, 2017, remaining availability under the at the market offering is $4.6 million. For the three months ended March 31, 2017, the Company has sold approximately 2.1 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $2.1 million, and gross proceeds of $2.2 million.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including Merck GHI and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses were $9.5 million.  The Company has used the proceeds for working capital and general corporate purposes.  Pursuant to the private placement, the Company issued 6,744,127 shares of common stock, 2,309,428 shares of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations through a portion of the second quarter of 2017. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during the second quarter of 2017, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received timely, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. Furthermore, the $1.0 million Merck Note matures in July 2017.  If the Company is unable to repay the note, negotiate its conversion or extend its term, the assets of the Company may be seized, as the note is secured by a lien on all the Company’s assets.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(4,460,492)	$(3,795,817)
Net cash used in investing activities	(27,022)	(1,644)
Net cash provided by/(used in) financing activities	2,044,257	(54,056)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2017 consists primarily of our net loss of $5.0 million, reduced by certain noncash items, including depreciation and amortization expense of $0.2 million, share-based compensation expense of $0.2 million, and the net change in operating assets and liabilities of $0.1 million. Net cash used in operating activities for the three months ended March 31, 2016 consists primarily of our net loss of $4.5 million, reduced by certain noncash items, including depreciation and amortization expense of $0.2 million, share-based compensation expense of $0.3 million, and the net change in operating assets and liabilities of $0.3 million.

Net cash used in investing activities

Net cash used in investing activities in the three months ended March 31, 2017 and 2016 consisted solely of purchases of property and equipment.

Net cash provided by/(used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2017 of $2.0 million consisted primarily of the net proceeds from issuance of common stock.  Net cash used in financing activities for the three months ended March 31, 2016 of $0.1 million consisted primarily of payments on capital lease obligations.

Critical accounting policies and use of estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, share-based compensation, allowances for doubtful accounts and inventories, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

A summary of our significant accounting policies is included in Note 3 to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.  Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our condensed consolidated financial statements.

Contractual obligations and off-balance sheet arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. Substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the three months ended March 31, 2017, we had a net loss of $5.0 million. From our inception through March 31, 2017, we had an accumulated deficit of $138.3 million. We completed a number of financings in 2016, including a private investment public equity, or PIPE, in May and June to members of management, employees and accredited investors, including Merck GHI and jVen Capital, and an at-the-market, or ATM, public offering commenced in September 2016.  The net proceeds from such 2016 financings were approximately $13.9 million. As of March 31, 2017, the Company has raised $6.9 million in aggregate gross proceeds through the ATM. We expect to raise additional funds through capital transactions in 2017. We believe that current cash on hand will be sufficient to fund operations through a portion of the second quarter of 2017. In the event we are unable to successfully raise additional capital during the second quarter of 2017, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

With financing, we expect to continue to incur significant operating expenses relating to, among other things:

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

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we filed a shelf registration statement on Form S-3 to offer for sale and sell, from time to time, up to $50 million of shares of our common stock.  As a smaller reporting company, we are limited to sales under such shelf registration statement, or similar offerings, of no more than one-third of our public float over a rolling twelve-month period.  In September 2016, we commenced an “at the market,” or ATM, offering under the shelf registration statement to raise up to $11.5 million.  As of March 31, 2017, we have raised approximately $6.9 million under the ATM offering.  We believe that additional equity financings are the most likely source of capital.  There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations through a portion of the second quarter of 2017.  In the event we are unable to successfully raise additional capital during the second quarter of 2017, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we is able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

In July 2015, in connection with our acquisition of our subsidiary, AdvanDx, Merck GHI made investments in the Company, including a $1 million senior secured promissory note secured by a security interest in substantially all of our assets, including our intellectual property assets. The secured promissory note requires interest-only payments at a rate of 8% per annum for two years, with the principal due and payable on July 14, 2017. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the promissory note, Merck GHI has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

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

We may enter into collaborations with third parties to develop product and services candidates. If these collaborations are not successful, our business could be adversely affected.

We may enter into collaborations related to our MDRO and bioinformatics products and services.  Such collaborations may be with pharmaceutical companies, platform companies or other participants in our industry.  We would have limited control over the amount and timing of resources that any such collaborators could dedicate to the development or commercialization of the subject matter of any such collaboration. Our ability to generate revenues from these arrangements would depend on our and our collaborator’s abilities to successfully perform the functions assigned to each of us in these arrangements. Our relationships with future collaborators may pose several risks, including the following:

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

Trading of our common stock is currently conducted on The NASDAQ Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. As of March 31, 2017, 44% of the issued and outstanding shares of our common stock were held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock.  In addition, Merck GHI became our principal stockholder following the 2016 PIPE financing transaction; as of March 31, 2017 it owns approximately 19.8% of our outstanding common stock, and has the right to acquire approximately 3.0 million additional shares upon the exercise of stock purchase warrants, which, if exercised, could put its ownership at approximately 27.6% of our outstanding shares.  These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 44% of our outstanding common stock as of the date of this filing.  As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders.  This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders.  This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of March 31, 2017, we had outstanding warrants to acquire 10,506,524 shares of our common stock, and stock options to acquire 3,514,071 shares of our common stock.  The expiration of the term of such options and warrants range from August 2017 to February 2027.  A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants.  If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

We will incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and The NASDAQ Stock Market, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, these rules and regulations will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. We also expect that it will be more expensive for us to obtain director and officer liability insurance.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

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

We are subject to potential enforcement actions involving false claims, kickbacks, physician self-referral or other federal or state fraud and abuse laws, and we could incur significant civil and criminal sanctions, which would hurt our business.

The government has made enforcement of the false claims, anti-kickback, physician self-referral and various other fraud and abuse laws a major priority. In many instances, private whistleblowers also are authorized to enforce these laws even if government authorities choose not to do so. Several clinical diagnostic laboratories and members of their management have been the subject of this enforcement scrutiny, which has resulted in very significant civil and criminal settlement payments. In most of these cases, private whistleblowers brought the allegations to the attention of federal enforcement agencies. The risk of our being found in violation of these laws and regulations is increased by the fact that some of the laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We could be subject to enforcement actions under the following laws:

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

If we or our operations, are found to be in violation of any of these laws and regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. We have compliance policies and are in the process of adopting a written compliance plan based on the Health and Human Services’ Office of the Inspector General guidance set forth in its model compliance plan for clinical laboratories, and federal and state fraud and abuse laws. We will monitor changes in government enforcement, particularly in these areas, as we grow and expand our business. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and hurt our reputation. If we were excluded from participation in U.S. federal healthcare programs, we would not be able to receive, or to sell our tests to other parties who receive reimbursement from Medicare, Medicaid and other federal programs, and that could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

The Company issued no unregistered securities during the first quarter of 2017.

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	May 3, 2017

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith