Form 10-Q
period 2017-06-30
OPGEN INC
filed 2017-08-10
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

51,556,436 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 3, 2017.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to finance our operations;
•	the completion of our development efforts for the Acuitas Rapid Test and Acuitas Lighthouse Knowledgebase, and the timing of commercialization;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our ability to sustain or grow our customer base for our current products;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months and beyond;
•	our expectations regarding future revenue and expenses;
•	anticipated trends and challenges in our business and the competition that we face;
•	our opportunity to successfully enter into new collaborative agreements;
•	changes in laws or regulations applicable to our business, including potential regulation by the FDA; and
•	compliance with the U.S. and international regulations applicable to our business.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$211,683	$4,117,324
Accounts receivable, net	411,762	542,420
Inventory, net	578,903	692,368
Prepaid expenses and other current assets	423,477	329,646
Total current assets	1,625,825	5,681,758
Property and equipment, net	784,333	800,723
Deferred offering costs	179,150	—
Goodwill	600,814	600,814
Intangible assets, net	1,487,090	1,620,998
Other noncurrent assets	313,828	279,752
Total assets	$4,991,040	$8,984,045
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$2,907,190	$2,232,563
Accrued compensation and benefits	798,069	578,480
Accrued liabilities	972,632	1,215,283
Deferred revenue	37,760	37,397
Short-term notes payable	629,702	1,023,815
Current maturities of long-term capital lease obligation	168,831	184,399
Total current liabilities	5,514,184	5,271,937
Deferred rent	347,648	398,084
Warrant liability	89,291	—
Note payable	904,475	—
Long-term capital lease obligation and other noncurrent liabilities	273,208	146,543
Total liabilities	7,128,806	5,816,564
Commitments (Note 8)
Stockholders' (deficit) equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 29,365,741 and 25,304,270 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	293,657	253,042
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	140,047,090	136,199,382
Accumulated other comprehensive (loss)/income	(1,415)	6,176
Accumulated deficit	(142,477,098)	(133,291,119)
Total stockholders’ (deficit) equity	(2,137,766)	3,167,481
Total liabilities and stockholders’ (deficit) equity	$4,991,040	$8,984,045

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Product sales	$681,127	$1,028,146	$1,415,629	$1,975,365
Laboratory services	15,850	29,674	31,955	159,094
Collaboration revenue	6,233	125,000	27,397	125,000
Total revenue	703,210	1,182,820	1,474,981	2,259,459
Operating expenses
Cost of products sold	392,791	337,020	817,741	682,987
Cost of services	78,763	161,222	178,996	476,931
Research and development	1,762,234	2,333,584	3,884,749	4,287,013
General and administrative	1,750,018	1,777,054	3,719,234	3,315,100
Sales and marketing	909,402	1,588,553	2,014,988	2,987,988
Total operating expenses	4,893,208	6,197,433	10,615,708	11,750,019
Operating loss	(4,189,998)	(5,014,613)	(9,140,727)	(9,490,560)
Other expense
Interest and other income/(expense)	22	(3,874)	43	(3,699)
Interest expense	(53,813)	(26,649)	(83,657)	(68,383)
Foreign currency transaction gains/(losses)	8,998	(7,766)	11,618	3,562
Changes in fair value of warrant and conversion option liabilities	26,744	—	26,744	—
Total other expense	(18,049)	(38,289)	(45,252)	(68,520)
Loss before income taxes	(4,208,047)	(5,052,902)	(9,185,979)	(9,559,080)

Provision for income taxes	—	—	—	—
Net loss	(4,208,047)	(5,052,902)	(9,185,979)	(9,559,080)

Preferred stock dividends and beneficial conversion	—	(332,550)	—	(332,550)
Net loss available to common stockholders	$(4,208,047)	$(5,385,452)	$(9,185,979)	$(9,891,630)
Net loss per common share - basic and diluted	$(0.15)	$(0.37)	$(0.34)	$(0.74)
Weighted average shares outstanding - basic and diluted	28,210,657	14,522,097	27,161,931	13,545,519
Net loss	$(4,208,047)	$(5,052,902)	$(9,185,979)	$(9,559,080)
Other comprehensive (loss)/income - foreign currency translation	(3,834)	1,498	(7,591)	387
Comprehensive loss	$(4,211,881)	$(5,051,404)	$(9,193,570)	$(9,558,693)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(9,185,979)	$(9,559,080)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	324,412	329,969
Loss on disposal of property and equipment	—	6,308
Noncash interest expense	19,498	2,083
Share-based compensation	454,712	527,896
Change in fair value of warrant and conversion option liabilities	(26,744)	—
Changes in operating assets and liabilities:
Accounts receivable	130,658	(191,394)
Inventory	113,465	(18,028)
Other assets	81,926	41,286
Accounts payable	674,627	(385,024)
Accrued compensation and other liabilities	(248,372)	(93,999)
Deferred revenue	363	54,842
Net cash used in operating activities	(7,661,434)	(9,285,141)
Cash flows from investing activities
Purchases of property and equipment (net of proceeds on disposals)	(174,113)	(49,817)
Net cash used in investing activities	(174,113)	(49,817)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,426,050	—
Proceeds from issuance of promissory notes, net of issuance costs	664,461	204,895
Proceeds from private offering of common stock, preferred stock and warrants, net of issuance costs	—	9,460,749
Proceeds from exercise of stock options and warrants	7,560	23,512
Payments on debt	(53,047)	(25,328)
Payments on capital lease obligations	(108,095)	(121,170)
Net cash provided by financing activities	3,936,929	9,542,658
Effects of exchange rates on cash	(7,023)	3,103
Net (decrease)/increase in cash and cash equivalents	(3,905,641)	210,803
Cash and cash equivalents at beginning of period	4,117,324	7,814,220
Cash and cash equivalents at end of period	$211,683	$8,025,023
Supplemental disclosure of cash flow information
Cash paid for interest	$36,131	$28,777
Supplemental disclosures of noncash investing and financing activities:
Unpaid deferred offering costs	$179,150	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

OpGen is a precision medicine company using molecular diagnostics and informatics to help combat infectious disease. The Company is developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Its proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

The Company’s molecular diagnostics and informatics offerings combine its Acuitas DNA tests and Acuitas Lighthouse informatics platform for use with its proprietary, curated MDRO knowledgebase. The Company is working to deliver our products and services, some in development, to a global network of customers and partners.  These include:

•

Its Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include our Acuitas Rapid Test for complicated urinary tract infection in development, the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and its Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

•

Its Acuitas Lighthouse informatics systems are cloud-based HIPAA compliant informatics offerings that combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment. Components of its informatics systems are the Acuitas Lighthouse Knowledgebase, a proprietary data warehouse of genomic data matched with antibiotic susceptibility information for bacterial pathogens and its Acuitas Lighthouse informatics, which can be specific to a healthcare facility or collaborator, such as a pharmaceutical company.

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2017 and 2016, including:

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, LLC, a Delaware limited liability company ("jVen Capital"), under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000 (each, a "Bridge Financing Note" and collectively, the "Bridge Financing Notes"). The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes initially were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible redeemable Series A preferred stock, and were convertible at the Company’s option in a qualified financing. The Bridge Financing Notes were amended to remove the Company’s optional conversion right on June 28, 2017.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 140,845 shares with an exercise price of $0.78 per share, and warrants to acquire 158,730 shares with an exercise price of $0.69 per share .  jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer.  As of June 30, 2017, the Company had drawn down on the first of three Bridge Financing

Notes, with $1,000,000 remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was never issued.  The outstanding Bridge Financing Notes were repaid in full upon the closing of the July 2017 Public Offering (as defined below).

•

As a condition to the receipt of the bridge financing, the Company issued the Second Amended & Restated Senior Secured Promissory Note (the “MGHIF Note”) to Merck Global Health Innovation Fund, LLC (“MGHIF”), which extended the maturity date of the MGHIF Note from, July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company increased the interest rate of the MGHIF Note to 10% per annum and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

•

In September 2016, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of the Company’s common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of June 30, 2017, the Company has sold an aggregate of approximately 7.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $7.8 million, and gross proceeds of $8.4 million. As of June 30, 2017, remaining availability under the at the market offering is $3.1 million. During the three months ended June 30, 2017, the Company has sold approximately 2.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $1.3 million, and gross proceeds of $1.4 million. During the six months ended June 30, 2017, the Company has sold approximately 4.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

•

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including MGHIF and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses were $9.5 million.  The Company used the proceeds for working capital and general corporate purposes.  Pursuant to the private placement, the Company issued 6,744,127 shares of common stock, 2,309,428 shares of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock. Holders of the non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.  The stock purchase warrants issued as part of the units are exercisable at a price of $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand, including the $8.7 million of net proceeds from the sale of common stock and warrants in July 2017 described in Note 11 “Subsequent events,” will be sufficient to fund operations into the first quarter of 2018. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the first quarter of 2018, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed, consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission and the standards of accounting measurement set forth in the Interim

Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2016 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment.

Foreign currency

One of the Company’s subsidiaries is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at June 30, 2017 and December 31, 2016.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss.  Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, share-based compensation, allowances for doubtful accounts and inventory obsolescence, valuation of derivative financial instruments and other liabilities measured at fair value on a recurring basis, beneficial conversion features of convertible debt, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalent, receivables, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses, deferred revenue and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At June 30, 2017 and December 31, 2016, the Company had funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $24,783 and $26,716 as of June 30, 2017 and December 31, 2016, respectively.

No individual customer represented in excess of 10% of revenues for the three months ended June 30, 2017. Revenue earned from two customers represented 10% and 11%, respectively, of total revenues for the three months ended June 30, 2016. No individual customer represented in excess of 10% of revenues for the six months ended June 30, 2017. Revenue earned from one customer represented 10% of total revenues for the six months ended June 30, 2016. At June 30, 2017, no individual customer represented in excess of 10% of total accounts receivable.  At June 30, 2016, accounts receivable from one customer represented 20% of the total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	June 30, 2017	December 31, 2016
Raw materials and supplies	$329,904	$479,479
Work-in process	48,185	27,422
Finished goods	200,814	185,467
Total	$578,903	$692,368

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $148,160 and $704,516 at June 30, 2017 and December 31, 2016, respectively. The primary driver of the decrease in the inventory reserves for obsolescence and expirations is the disposal of legacy Argus Whole Genome Mapping Systems and the portion of the reagents and supplies used for Argus consumable kits. All items disposed in the six months ended June 30, 2017 related to Argus were fully reserved for as of December 31, 2016.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and six months ended June 30, 2017 and 2016, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of June 30, 2017 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of June 30, 2017 and December 31, 2016:

		June 30, 2017		December 31, 2016
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and trade names	$461,000	$(90,627)	$370,373	$(67,575)	$393,425
Developed technology	458,000	(128,610)	329,390	(95,898)	362,102
Customer relationships	1,094,000	(306,673)	787,327	(228,529)	865,471
	$2,013,000	$(525,910)	$1,487,090	$(392,002)	$1,620,998

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks was 10 years, developed technology was 7 years, and customer relationships was 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended June 30, 2017 and 2016. Total amortization expense of intangible assets was $133,908 for each of the six months ended June 30, 2017 and 2016, respectively. The Company estimates amortization expense related to intangible assets will be $268,000 per year for each of the next five years.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and six months ended June 30, 2017 and 2016, the Company determined that its finite-lived intangible assets were not impaired.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the fourth quarter of 2016, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Management’s estimate of cash flows might change if the Company’s commercial operations are negatively impacted by the consolidation of operations for the FDA-cleared and CE marked products to Gaithersburg, Maryland or if there is an unfavorable development of sales trends.

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of June 30, 2017 and December 31, 2016 was $600,814.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 14.3 million shares and 16.3 million shares as of June 30, 2017 and 2016, respectively.  The number of anti-dilutive shares stated above excludes shares related to the possible conversion of convertible debt and convertible preferred stock related to the Bridge Financing Note described in Note 6 “Debt” which was subsequently repaid in July 2017.

Recent accounting pronouncements

In May 2014, the FASB issued guidance for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company has identified its major revenue streams and it plans on completing formal contract reviews in the second half of 2017. While the Company continues to assess all of the potential impacts of these ASUs, the Company does not expect the implementation of these ASUs to have a significant impact on the Company’s results of operations, financial position and cash flows. The Company will assess the disclosure requirements prescribed by these ASUs in the second half of 2017 and it may be required to expand its disclosures. The Company will assess the method of adoption in the second half of 2017 as well as any potential impact on existing revenue related processes.

In July 2015, the FASB issued accounting guidance for inventory. Under the guidance, an entity should measure inventory within the scope of this guidance at the lower of cost and net realizable value, except when inventory is measured using LIFO or the retail inventory method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In addition, the FASB has amended some of the other inventory guidance to more clearly articulate the requirements for the measurement and disclosure of inventory. The standard is effective for reporting periods beginning after December 15, 2016. The amendments in this pronouncement should be applied prospectively, with earlier application permitted. The Company adopted this guidance effective January 1, 2017 on a prospective basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – 2015 MGHIF financing

In July 2015, in connection with the Merger, the Company entered into a Purchase Agreement with MGHIF, pursuant to which MGHIF purchased 1,136,364 shares of common stock of the Company at $4.40 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to MGHIF an 8% Senior Secured Promissory Note (the “MGHIF Note”) in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. The Company’s obligations under the MGHIF Note are secured by a lien on all of the Company’s assets.  Under the Purchase Agreement, MGHIF has the right to participate in future securities offerings made by the Company.  Also in July 2015, the Company entered into a Registration Rights Agreement with MGHIF and certain stockholders, which will require the Company to register for resale by such holders in the future, such shares of Company common stock that cannot be sold under an exemption from such registration.

The Company incurred issuance costs of approximately $50,000 related to the financing. Approximately $8,000 of the issuance costs were deferred as debt issuance costs and netted against notes payable in the accompanying condensed consolidated balance sheets is a result of the Company’s adoption of the new accounting guidance in 2016, and are being amortized as interest expense over the life of the MGHIF Note. The remaining $42,000 of issuance costs were charged to additional paid-in capital.

On June 6, 2017, the maturity date of the MGHIF Note was extended by one year to July 14, 2018.  As consideration for the agreement to extend the maturity date of the MGHIF Note, the Company issued an amended and restated secured promissory note to MGHIF that (1) increased the interest rate to ten percent (10%) per annum and (2) provided for the issuance of common stock warrants to purchase 327,995 shares of its common stock to MGHIF .  The warrants issued to MGHIF each have a five year term from issuance, are first exercisable on the date that is six months after the date of issuance and have an exercise price equal $0.78 which represents 110% of the closing price of the Company's common stock on the date of issuance.

The amendment of the MGHIF Note was treated as a debt modification and as such the issuance date fair value of the warrants is deferred and amortized as incremental interest expense over the term of MGHIF Note.  The warrants are classified as mark to market liabilities under ASC 480, Distinguishing Liabilities from Equity,  due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction, as defined in the agreement.  The warrants had an issuance date fair value of approximately $0.1 million which was calculated using the Black-Scholes model.

The estimated fair value of the MGHIF Note is $1.0 million as of June 30, 2017 and December 31, 2016 which approximates carry value given the short time lapse since modification, prevailing interest rates and maturity date

Note 5 - Fair value measurements

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

For the six months ended June 30, 2017, the Company has not transferred any assets between fair value measurement levels.

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

As part of the Company’s bridge financing and amendment to the MGHIF Note, the Company issued stock purchase warrants that the Company considers to be mark-to-market liabilities due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction.  The Company determines the fair value of the warrant liabilities using the Black-Scholes option pricing model. Using this model, level 3 unobservable inputs include the estimated volatility of the Company’s common stock, estimated terms of the instruments, and estimated risk-free interest rates.

The Company accounts for the conversion option embedded in the Bridge Financing Notes as a mark-to-market derivative financial instrument.  The Company determines the fair value of the embedded conversion option liability using a probability-weighted expected return method. Using this method, level 3 unobservable inputs include the probability of default, the probability of a qualified financing, the probability of conversion, the estimated volatility of the Company’s common stock, estimated terms of the instruments, and estimated risk-free interest rates, among other inputs.

The following table sets forth a summary of changes in the fair value of Level 3 liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2017:

Description	Balance at December 31, 2016	Established in 2017	Changes in Fair Value	Reclassified to Equity	Balance at June 30, 2017
Embedded conversion option liability	$—	$4,500	$—	$—	$4,500
Warrant liability	$—	$116,035	$(26,744)	$—	$89,291

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2017 and 2016.

Note 6 - Debt

As of June 30, 2017, the Company’s outstanding short-term debt consisted of the $0.5 million of Bridge Financing Notes (see discussion in Note 2 “Liquidity and management’s plans), net of discounts and offering costs, along with a financing arrangement for the Company’s insurance with a note balance of approximately $0.2 million with a final payment scheduled for January 2018. As of June 30, 2017 and December 31, 2016, the Company’s outstanding long-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs (see Note 4 “2015 MGHIF financing”).   Total principal payments of $0.5 million due in 2017 and $1.0 million are due in 2018.

The Company has accounted for the embedded conversion option granted to jVen Capital in the Bridge Financing Notes as a mark-to-market derivative financial instrument carried at fair value.  Changes in fair value of the embedded conversion option are reflected in earnings during the period of change.  The warrants issued to jVen Capital and MGHIF are classified as mark to market liabilities under ASC 480 due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction.

As of June 30, 2017, the Company had drawn down on the first of three Bridge Financing Notes, with $1,000,000 remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was not issued.  The outstanding Bridge Financing Notes were repaid in full subsequent to the closing of the July 2017 Public Offering.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $53,813 and $26,649 for the three months ended June 30, 2017 and 2016, respectively. Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $83,657 and $68,383 for the six months ended June 30, 2017 and 2016, respectively.

Note 7 - Stockholders’ equity

As of June 30, 2017, the Company has 200,000,000 shares of authorized common stock and 29,365,741 issued and outstanding, and 10,000,000 authorized preferred shares, of which none were issued or outstanding.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of June 30, 2017, the Company has sold an aggregate of approximately 7.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $7.8 million, and gross proceeds of $8.4 million. As of June 30, 2017, remaining availability under the at the market offering is $3.1 million. During the three months ended June 30, 2017, the Company has sold approximately 2.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $1.3 million, and gross proceeds of $1.4 million. During the six months ended June 30, 2017, the Company has sold approximately 4.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including MGHIF and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses was $9.5 million.  Pursuant to the private placement the Company issued 6,744,127 shares of common stock, 2,309,428 of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.  Under the purchase agreement, the Company granted registration rights to the investors in the private financing.

Each share of Series A non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, was entitled to dividends on an “as converted basis” when and if dividends are issued to common stockholders, and would have participated in liquidation on a pari passu basis with common stockholders.  The preferred stock was classified as permanent equity.  The stock purchase warrants issued as part of the units are exercisable at $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  The warrants are classified as permanent equity at June 30, 2017.  In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred shareholders. Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2017, 1,275,950 shares remain available for issuance under the 2015 Plan, which includes 1,012,171 shares automatically added to the 2015 Plan on January 1, 2017.

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

For the three and six months ended June 30, 2017 and 2016, the Company recognized stock compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of services	$2,145	$696	$3,968	$5,008
Research and development	52,777	73,204	110,555	135,422
General and administrative	160,419	177,025	312,895	349,128
Sales and marketing	(6,034)	15,474	27,294	38,338
	$209,307	$266,399	$454,712	$527,896

No income tax benefit for stock-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three months ended June 30, 2017, the Company granted stock options to acquire 146,000 shares of common stock at a weighted average exercise price of $0.73 per share and a weighted average grant date fair value of $0.34 per share. 303,047 options were forfeited during the three months ended June 30, 2017 at a weighted average exercise price of $1.46 per share.

During the six months ended June 30, 2017, the Company granted stock options to acquire 869,600 shares of common stock at a weighted average exercise price of $0.98 per share and a weighted average grant date fair value of $0.51 per share. 307,910 options were forfeited during the six months ended June 30, 2017 at a weighted average exercise price of $1.47 per share. The Company had total stock options to acquire 3,340,224 shares of common stock outstanding at June 30, 2017.

Restricted stock units

During the three months ended June 30, 2017, the Company granted restricted stock units to acquire 26,500 shares of common stock, with a weighted average grant date fair value of $0.63. In the fourth quarter of 2015, the Company granted restricted stock units to acquire 75,000 shares of common stock, with a weighted average grant date fair value of $1.70 per share, 45,250 shares of which remain outstanding as of June 30, 2017. No restricted stock units vested and no restricted stock units were forfeited during the three and six months ended June 30, 2017.

Stock purchase warrants

At June 30, 2017 and December 31, 2016, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2017	December 31, 2016
August 2007	$7.91	August 2017	8,921	8,921
March 2008	$790.54	March 2018	46	46
November 2009	$7.91	November 2019	6,674	6,674
January 2010	$7.91	January 2020	6,674	6,674
March 2010	$7.91	March 2020	1,277	1,277
November 2011	$7.91	November 2021	5,213	5,213
December 2011	$7.91	December 2021	664	664
March 2012	$109.90	March 2019	4,125	4,125
February 2015	$6.60	February 2025	225,011	225,011
May 2015	$6.60	May 2020	3,457,750	3,457,750
May 2016	$1.31	May 2021	4,739,348	4,739,348
June 2016	$1.31	May 2021	2,050,821	2,050,821
June 2017	$0.78	June 2022	398,418	—
			10,904,942	10,506,524

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

Rent expense under the Company’s facility operating leases for the three months ended June 30, 2017 and 2016 was $238,703 and $248,345, respectively. Rent expense under the Company’s facility operating leases for the six months ended June 30, 2017 and 2016 was $471,539 and $502,389, respectively.

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

Restructuring

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. The Company expects these actions to reduce operating expenses by 25-30 percent by the fourth quarter of 2017. The restructuring plans anticipate that the Company will consolidate operations for FDA-cleared and CE marked products and research and development activities for the Acuitas Rapid Test in Gaithersburg, Maryland, and reduce the size of its commercial organization while the Company works to complete the development of its Acuitas Rapid Test and Acuitas Lighthouse Knowledgebase products and services in development.

There were approximately $128,000 of one-time termination benefits that were recognized during the three and six months ended June 30, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service period end dates range from the end of August to the end of December 2017.  The Company expects to incur total retention expense of approximately $63,000 of which approximately $13,000 was incurred during the three and six months ended June 30, 2017.  The future minimum lease payments for the Woburn facility were approximately $2 million as of June 30, 2017.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in Q1 of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun preliminary sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Note 9 - License agreements, research collaborations and development agreements

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,941 and $75,948 for the three months ended June 30, 2017 and 2016, respectively. Under all license agreements, the Company recognized a net royalty expense of $132,186 and $145,802 for the six months ended June 30, 2017 and 2016, respectively. Annual future minimum royalty fees are $250,000 under these agreements.

In June 2016, the Company entered into a license agreement with Hitachi High-Technologies Corporation (“Hitachi”), pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology.  The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone.  The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period.  During the three and six months ended June 30, 2017, the Company recognized $6,233 and $12,397, respectively, of revenue related to the license agreement.

Note 10 - Related party transactions

In March 2014, the Company entered into a supply agreement with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE-marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $0 and $66,865 related to these agreements in the three months ended June 30, 2017 and 2016, respectively. The Company paid $44,721 and $160,089 related to these agreements in the six months ended June 30, 2017 and 2016, respectively.

Under the Supply Agreement with Fluidigm, the Company had inventory purchases of $45,758 and $0 in the three months ended June 30, 2017 and 2016, respectively. Under the Supply Agreement with Fluidigm, the Company had inventory purchases of $90,479 and $67,775 in the six months ended June 30, 2017 and 2016, respectively.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $30,254 and $45,106 related to the leased equipment in the three months ended June 30, 2017 and 2016, respectively. The Company paid $60,517 and $90,212 related to the leased equipment in the six months ended June 30, 2017 and 2016, respectively.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp., a wholly-owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. Merck gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $146,177 of procurement costs which have been recognized as research and development expense, including $54,774 and $113,907 in the three and six months ended June 30, 2017, respectively.

Note 11 – Subsequent events

On July 18, 2017 the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.7 million (the “July 2017 Public Offering”).  jVen Capital was one of the investors included in the offering.  Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes in July, 2017.  Four million pre-funded warrants were exercised in July 2017.

As discussed in Note 2 “Liquidity and management’s plans,” on May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000. The interest rate on each Bridge Financing Notes was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes initially were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible redeemable Series A preferred stock, and were convertible at the Company’s option in a qualified financing. The Bridge Financing Notes were amended to remove the Company’s optional conversion right on June 28, 2017.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 140,845 shares with an exercise price of $0.78 per share, and warrants to acquire 158,730 shares with an exercise price of $0.69 per share .  jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer.  As of June 30, 2017, the Company had drawn down on the first of three Bridge Financing Notes, with $1,000,000 remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was never issued.  The outstanding Bridge Financing Notes were repaid in full upon the closing of the July 2017 Public Offering.

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

OpGen is a precision medicine company using molecular diagnostics and informatics to help combat infectious disease. The Company is developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Its proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

The Company’s molecular diagnostics and informatics offerings combine its Acuitas DNA tests and Acuitas Lighthouse informatics platform for use with its proprietary, curated MDRO knowledgebase. The Company is working to deliver our products and services, some in development, to a global network of customers and partners.  These include:

•

Its Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include our Acuitas Rapid Test for complicated urinary tract infection in development, the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and its Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

•

Its Acuitas Lighthouse informatics systems are cloud-based HIPAA compliant informatics offerings that combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment. Components of its informatics systems are the Acuitas Lighthouse Knowledgebase, a proprietary data warehouse of genomic data matched with antibiotic susceptibility information for bacterial pathogens and its Acuitas Lighthouse informatics, which can be specific to a healthcare facility or collaborator, such as a pharmaceutical company.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2017:

•

On July 18, 2017, the Company closed its July 2017 Public Offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre‑funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.7 million.  jVen Capital, an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer, and three employees of the Company participated in the July 2017 Public Offering.  Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes to jVen Capital in July 2017.

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of Bridge Financing Notes. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  In connection with the Bridge Financing Notes, the Company issued jVen Capital stock purchase warrants to acquire 140,845 shares with an exercise price of $0.78 per share, and stock purchase warrants to acquire 158,730 shares at an exercise price of $0.69 per share.  As of June 30, 2017, the Company had drawn down on the first of three Bridge Financing Notes, with $1,000,000 remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was never issued.  The outstanding Bridge Financing Notes were repaid in full upon the closing of the July 2017 Public Offering.

•

On June 6, 2017, as amended on June 28, 2017, the Company issued the amended and restated MGHIF Note to MGHIF, which extended the maturity date of the MGHIF Note from July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company increased the interest rate of the MGHIF Note to 10% per annum and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

•

During the six months ended June, 30, 2017 the Company sold approximately 4.0 million shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. The Company expects these actions to reduce operating expenses by 25-30 percent by the fourth quarter of 2017. The restructuring plans anticipate that the Company will consolidate operations for FDA-cleared and CE marked products and research and development activities for the Acuitas Rapid Test in Gaithersburg, Maryland, and reduce the size of its commercial organization while the Company works to complete the development of its Acuitas Rapid Test and Acuitas Lighthouse Knowledgebase products and services in development.

There were approximately $128,000 of one-time termination benefits that were recognized during the three and six months ended June 30, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service period end dates range from the end of August to the end of December 2017.  The Company expects to incur total retention expense of approximately $63,000 of which approximately $13,000 was incurred during the three and six months ended June 30, 2017.  The future minimum lease payments for the Woburn facility were approximately $2 million as of June 30, 2017.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in Q1 of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun preliminary sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Results of operations for the three months ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,
	2017	2016
Revenue
Product sales	$681,127	$1,028,146
Laboratory services	15,850	29,674
Collaboration revenue	6,233	125,000
Total revenue	$703,210	$1,182,820

Total revenue for the three months ended June 30, 2017 decreased approximately 41%. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 34% in the 2017 period compared to the 2016 period is primarily attributable to a reduction in the sale of our Argus products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products sales, and a reduction in the sale of our rapid pathogen ID testing products;

•

Laboratory Services: the decrease in revenue of approximately 47% in the 2017 period compared to the 2016 period is a result of decreases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and

•	Collaboration Revenue: the decrease in revenue of approximately 95% in the 2017 period compared to the 2016 period is primarily attributable to decreased revenue related to Hitachi contracts.

Operating expenses

	Three Months Ended June 30,
	2017	2016
Cost of products sold	$392,791	$337,020
Cost of services	78,763	161,222
Research and development	1,762,234	2,333,584
General and administrative	1,750,018	1,777,054
Sales and marketing	909,402	1,588,553
Total operating expenses	$4,893,208	$6,197,433

The Company’s total operating expenses for the three months ended June 30, 2017 decreased approximately 21% when compared to the same period in 2016. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the three months ended June 30, 2017 increased approximately 17% when compared to the same period in 2016. The change in costs of products sold is primarily attributable to increased payroll and facility costs;

•

Costs of services: cost of services for the three months ended June 30, 2017 decreased approximately 51% when compared to the same period in 2016. The change in costs of services is primarily attributable to a decrease in sales of Acuitas Lighthouse services;

•

Research and development: research and development expenses for the three months ended June 30, 2017 decreased approximately 24% when compared to the same period in 2016, primarily due to a decrease in costs related to the automated rapid pathogen identification project;

•	General and administrative: general and administrative expenses for the three months ended June 30, 2017 were relatively consistent with the same period in 2016;
•

Sales and marketing: sales and marketing expenses for the three months ended June 30, 2017 decreased approximately 43% when compared to the same period in 2016, primarily due to costs associated with marketing studies conducted in 2016 and due to a decrease in payroll costs.  We expect further reductions in sales and marketing expenses in the third quarter of 2017 due to a full quarter impact of the reductions in the size of our commercial organization that occurred in June 2017.

Other income (expense)

	Three Months Ended June 30,
	2017	2016
Interest expense	$(53,813)	$(26,649)
Foreign currency transaction gains/(losses)	8,998	(7,766)
Interest and other income/(expense)	22	(3,874)
Change in fair value of warrant and conversion option liabilities	26,744	—
Total other expense	$(18,049)	$(38,289)

Other expense for the three months ended June 30, 2017 decreased primarily as a result of other income in the current period due to the change in the fair value of warrant and conversion option liabilities, as a result of a decline the Company’s stock price, and due to foreign currency gains, partially offset by an increase in interest expense due to the issuance of a Bridge Financing Note and modification of the MGHIF Note in June 2017.

Results of operations for the six months ended June 30, 2017 and 2016

Revenues

	Six Months Ended June 30,
	2017	2016
Revenue
Product sales	$1,415,629	$1,975,365
Laboratory services	31,955	159,094
Collaboration revenue	27,397	125,000
Total revenue	$1,474,981	$2,259,459

Total revenue for the six months ended June 30, 2017 decreased approximately 35% as compared to the six months ended June 30, 2016. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 28% in the 2017 period compared to the 2016 period is primarily attributable to a reduction in the sale of our Argus products, as we transition from our legacy mapping products to the introduction of Acuitas MDRO products sales, and a reduction in the sale of our rapid pathogen ID testing products;

•

Laboratory Services: the decrease in revenue of approximately 80% in the 2017 period compared to the 2016 period is a result of decreases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and

•	Collaboration Revenue: the decrease in revenue in the 2017 period compared to the 2016 period is primarily attributable to decreased revenue related to Hitachi contracts.

Operating expenses

	Six Months Ended June 30,
	2017	2016
Cost of products sold	$817,741	$682,987
Cost of services	178,996	476,931
Research and development	3,884,749	4,287,013
General and administrative	3,719,234	3,315,100
Sales and marketing	2,014,988	2,987,988
Total operating expenses	$10,615,708	$11,750,019

The Company’s total operating expenses for the six months ended June 30, 2017 decreased approximately 10% when compared to the same period in 2016. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the six months ended June 30, 2017 increased approximately 20% when compared to the same period in 2016. The change in costs of products sold is primarily attributable to increased payroll and facility costs;

•

Costs of services: cost of services for the six months ended June 30, 2017 decreased approximately 62% when compared to the same period in 2016. The change in costs of services is primarily attributable to a decrease in sales of Acuitas Lighthouse services;

•

Research and development: research and development expenses for the six months ended June 30, 2017 decreased approximately 9% when compared to the same period in 2016, primarily due to a decrease in costs related to the automated rapid pathogen identification project;

•

General and administrative: general and administrative expenses for the six months ended June 30, 2017 increased approximately 12% when compared to the same period in 2016, primarily due to legal costs;

•

Sales and marketing: sales and marketing expenses for the six months ended June 30, 2017 decreased approximately 33% when compared to the same period in 2016, primarily due to costs associated with marketing studies conducted in the first and second quarter of 2016 and decreased payroll costs.  We expect further reductions in sales and marketing expenses in the third quarter of 2017 due to a full quarter impact of the reductions in the size of our commercial organization that occurred in June 2017.

Other income (expense)

	Six Months Ended June 30,
	2017	2016
Interest expense	$(83,657)	$(68,383)
Foreign currency transaction gains	11,618	3,562
Interest and other income/(expense)	43	(3,699)
Change in fair value of warrant and conversion option liabilities	26,744	—
Total other expense	$(45,252)	$(68,520)

Other expense for the six months ended June 30, 2017 decreased when compared to the same period of 2016, primarily as a result of other income in the current period due to the change in the fair value of warrant and conversion option liabilities, as a result of a decline in the Company’s stock price, and due to foreign currency gains, partially offset by an increase in interest expense due to the issuance of a Bridge Financing Note and modification of the MGHIF Note in June 2017.

Liquidity and capital resources

As of June 30, 2017, the Company had cash and cash equivalents of $0.2 million compared to $4.1 million at December 31, 2016. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2017 and 2016, including:

On July 18, 2017, the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre‑funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.7 million.  Each unit included one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one warrant to purchase one share of common stock at an exercise price of $0.425 per share.  The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to pay back promissory notes.

On May 31, 2017, the Company entered the bridge financing transaction with jVen Capital described above under “Recent Developments.”

A condition to the receipt of the bridge financing was an extension of the maturity date MGHIF Note from July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company amended and restated the MGHIF Note to increase the interest rate to 10% and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of June 30, 2017, the Company has sold an aggregate of approximately 7.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $7.8 million, and gross proceeds of $8.4 million. As of June 30, 2017, remaining availability under the at the market offering is $3.1 million. For the three months ended June 30, 2017, the Company has sold approximately 2.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $1.3 million, and gross proceeds of $1.4 million. For the six months ended June 30, 2017, the Company has sold approximately 4.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including MGHIF and jVen Capital, each unit consisting of either (i) one share of common stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.75 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses were $9.5 million.  The Company has used the proceeds for working capital and general corporate purposes.  Pursuant to the private placement, the Company issued 6,744,127 shares of common stock, 2,309,428 shares of non-voting convertible preferred stock and stock purchase warrants to acquire an additional 6,790,169 shares of common stock.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2018. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern.  In the event the Company is unable to successfully raise additional capital during or before the first quarter of 2018, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. Furthermore, the $1.0 million MGHIF Note matures in July 2018.  If the Company is unable to repay the note, negotiate its conversion or extend its term, the assets of the Company may be seized, as the note is secured by a lien on all the Company’s assets.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(7,661,434)	$(9,285,141)
Net cash used in investing activities	(174,113)	(49,817)
Net cash provided by financing activities	3,936,929	9,542,658

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2017 consists primarily of our net loss of $9.2 million, reduced by certain noncash items, including depreciation and amortization expense of $0.3 million, share-based compensation expense of $0.5 million, and the net change in operating assets and liabilities of $0.8 million. Net cash used in operating activities for the six months ended June 30, 2016 consists primarily of our net loss of $9.6 million, reduced by certain noncash items, including depreciation and amortization expense of $0.3 million and share-based compensation expense of $0.5 million, partially offset by the net change in operating assets and liabilities of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities in the six months ended June 30, 2017 and 2016 consisted solely of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2017 of $3.9 million consisted primarily of the net proceeds from issuance of common stock and from the issuance of a Bridge Financing Note.  Net cash provided by financing activities for the six months ended June 30, 2016 of $9.5 million consisted primarily of proceeds from the private offering of common stock, preferred stock and warrants.

Critical accounting policies and use of estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, share-based compensation, valuation of derivative financial instruments and other liabilities measured at fair value on a recurring basis, allowances for doubtful accounts and inventories, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.  Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our condensed consolidated financial statements.

Contractual obligations and off-balance sheet arrangements

As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Securities

We have a history of losses, and we expect to incur losses for the next several years. Substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the six months ended June 30, 2017, we had a net loss of $9.2 million. From our inception through June 30, 2017, we had an accumulated deficit of $142.5 million. We completed a number of financings in 2017 and 2016, including the July 2017 Public Offering, a private investment in public equity, or PIPE, in May and June to members of management, employees and accredited investors, including MGHIF and jVen Capital, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $25.8 million. As of June 30, 2017, the Company has raised $7.8 million in aggregate gross proceeds through the ATM. We expect to raise additional funds through capital transactions in 2017. We believe that current cash on hand, plus the bridge financing, excluding any additional bridge financings, other financings, or further cash conservation measures will be sufficient to fund operations until the first quarter 2018. In the event we are unable to successfully raise sufficient capital prior to such time, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

We needed bridge financing from a principal stockholder and an affiliate of our Chairman of the Board and Chief Executive Officer to provide us with financing in order to complete the July 2017 Public Offering and for our operations..

On May 31, 2017, the Company entered into a Note Purchase Agreement (amended and restated on July 10, 2017) with jVen Capital under which jVen Capital agreed to lend up to $1,500,000 to the Company in the form of three $500,000 secured convertible promissory notes to provide bridge financing for the July 2017 Public Offering and fund our operations. A total of $1,000,000 principal amount of Bridge Financing Notes and warrants to purchase 299,575 shares of common stock were  issued to jVen Capital. jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer. If we had not been able to secure the bridge financing, we would not have been able to sustain our operations through the July 2017 Public Offering

There is no public market for the common warrants to purchase shares of our common stock included in the units and the pre-funded units sold by us in the July 2017 Public Offering.

There is no established public trading market for the common warrants included in the units and the pre-funded units being sold in the July 2017 Public Offering, and we do not expect a market to develop. In addition, we do not intend to apply to list the common warrants on any national securities exchange or other nationally recognized trading system, including The NASDAQ Capital Market. Without an active market, the liquidity of the common warrants will be limited.

The common warrants are speculative in nature.

The common warrants do not confer any rights of common stock ownership on its holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the common warrants may exercise their right to acquire the common stock and pay an exercise price of $0.425 per share, subject to certain adjustments, prior to five years from the date of issuance, after which date any unexercised common warrants will expire and have no further value. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the common warrants, and consequently, whether it will ever be profitable for holders of the common warrants to exercise the common warrants.

Directors, executive officers and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

Our current officers, directors, their affiliated entities and affiliates collectively own approximately 22% of our outstanding common stock. As a result, if some or all of our directors, executive officers and affiliated entities acted together, they would have the ability to exert substantial influence over the election of our Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The market price of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease and could cause you to lose some or all of your investment in our common stock.

During the period from our initial public offering in May 2015 through June 30, 2017, the market price of our common stock fluctuated from a high of $5.43 per share to a low of $0.52 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	our ability to grow our revenue and customer base;
•	the announcement of new products or product enhancements by us or our competitors;
•	developments concerning regulatory oversight and approvals;
•	variations in our and our competitors’ results of operations;
•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
•	successes or challenges in our collaborative arrangements or alternative funding sources;
•	developments in the health care and life science industries;
•	the results of product liability or intellectual property lawsuits;
•	future issuances of common stock or other securities;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the market for health care and life science companies in particular, has recently experienced extreme price and volume fluctuations. The volatility of our common stock is further exacerbated due to its low trading volume. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of your investment.

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares; and future sales of common stock could reduce our stock price.

Trading of our common stock is currently conducted on The NASDAQ Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Currently, approximately 22% of the issued and outstanding shares of our common stock is held by officers, directors and beneficial owners of at least 10% of our outstanding shares, each of whom is subject to certain restrictions with regard to trading our common stock. In addition, MGHIF became our principal stockholder following the 2016 PIPE financing transaction; as of July 18, 2017, it owns approximately 10.5% of our outstanding common stock, and has the right to acquire approximately 3.0 million additional shares upon the exercise of stock purchase warrants, which, if exercised, could put its ownership at approximately 15.4% of our outstanding shares. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

We issued 25,000,00 common warrants in the July 2017 Public Offering and an aggregate of 627,570 warrants to purchase common stock to jVen Capital and MGHIF in connection with the bridge financing.  These warrants must be revalued each reporting period.  Such assessments involve the use of estimates that could later be found to differ materially from actual results, which could have an adverse effect on our financial condition.

On July 18, 2017, we sold an aggregate of 25,000,000 common warrants, each  to purchase one share of common stock, and in June and July 2017 we issued an aggregate of 627,570 warrants to purchase common stock to jVen Capital and MGHIF in the bridge financing transactions.  Each of these warrants has a put feature that allow the holder to put the warrants back to the Company for cash equal to the Black-Scholes value upon a change of control or fundamental transaction.  The warrants are each recorded as a liability on our financial statements, and we are required to revalue each of the warrants each financial quarter.  Such revaluations necessarily involve the use of estimate, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the warrants are exercised could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the warrants will equal the value in the future, and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition.

The exercise of our outstanding options and warrants will dilute shareholders and could decrease our stock price.

The existence of our outstanding options and warrants, including the common warrants issued in the July 2017 Public Offering may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of common stock or warrants, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants, or any future issuance of additional shares of common stock or other equity securities, including but not limited to options, warrants or other derivative securities convertible into our common stock, may result in significant dilution to our stockholders and may decrease our stock price.

We received deficiency notices from The NASDAQ Capital Market. If we are unable to cure these deficiencies and meet the NASDAQ continued listing requirements, we could be delisted from the NASDAQ Capital Market which would negatively impact the trading of our common stock.

On May 12, 2017, the Company received a written notice from The Nasdaq Stock Market LLC, or NASDAQ, notifying the Company that it fails to comply with NASDAQ’s Marketplace Rule 5550(b)(1) because the Company’s stockholders’ equity as of March 31, 2017 fell below the required minimum of $2,500,000, and, as of May 12, 2017, the Company did not meet the alternative compliance standards of market value of listed securities or net income from continuing operations for continued listing. On July 24, 2017, the Company received notice from NASDAQ that it had regained compliance with this continued listing standard as of the closing of the July 2017 Public Offering, but there can be no assurance that the Company will continue to meet such stockholders’ equity requirement in the future.  Any additional failure to meet this requirement could lead to a delisting of the Company’s common stock.

On June 20, 2017, we received notice from NASDAQ that we had failed to maintain a bid price of at least $1.00 per share for 30 successive trading days. We have a minimum of six months to regain compliance with the listing standard, and may be able to obtain an additional six-month compliance period. However, there can be no assurance that we will be able to maintain the NASDAQ Capital Market listing of our common stock in the future.

If our common stock is delisted by NASDAQ, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from NASDAQ could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, the MGHIF Note and related security agreement restrict our ability to pay cash dividends on our common stock and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. Substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the six months ended June 30, 2017, we had a net loss of $9.2 million. From our inception through June 30, 2017, we had an accumulated deficit of $142.5 million. We completed a number of financings in 2017 and 2016, including the July 2017 Public Offering, a private investment in public equity, or PIPE, in May and June to members of management, employees and accredited investors, including MGHIF and jVen Capital, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $25.8 million. As of June 30, 2017, the Company has raised $7.8 million in aggregate gross proceeds through the ATM. We expect to raise additional funds through capital transactions in 2017. We believe that current cash on hand, plus the bridge financing, excluding any additional bridge financings, other financings, or further cash conservation measures will be sufficient to fund operations until the first quarter 2018. In the event we are unable to successfully raise sufficient capital prior to such time, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

We expect to continue to incur significant operating expenses relating to, among other things:

•	commercializing our rapid pathogen identification and Acuitas MDRO and Acuitas Lighthouse informatics services;
•	developing our Acuitas Rapid Test products and services for antibiotic resistance testing, and our automated rapid molecular diagnostic products;
•	developing, presenting and publishing additional clinical and economic utility data intended to increase clinician adoption of our current and future products and services;
•	expansion of our operating capabilities;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	future clinical trials as we seek regulatory approval for some of our product offerings;

•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize potential future products and services; and
•	continued focus on recruiting and retaining our quality assurance and compliance personnel and activities.

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

We anticipate that we will need to make significant investments in our Acuitas Rapid Test in development, Acuitas MDRO tests, informatics services and QuickFISH products and services in order to make our business profitable. We have identified potential synergies for future rapid diagnostic test developments based on our existing product and service offerings, but need to expend significant investments to develop such products and services. There can be no assurance that we can obtain sufficient resources or capital from operations or future financings to support these development activities.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we filed a shelf registration statement on Form S-3 to offer for sale and sell, from time to time, up to $50 million of shares of our common stock. As a smaller reporting company, we are limited to sales under such shelf registration statement, or similar offerings, of no more than one-third of our public float over a rolling twelve-month period. In September 2016, we commenced an “at-the-market,” or ATM, offering under the shelf registration statement to raise up to $11.5 million. As of June 30, 2017, we have raised approximately $8.4 million in gross proceeds under the ATM offering. We believe that additional equity financings are the most likely source of capital. There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

In the event we are unable to successfully raise sufficient capital, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

In July 2015, in connection with our acquisition of our subsidiary, AdvanDx, MGHIF made investments in the Company, including the $1 million MGHIF Note, secured by a security interest in substantially all of our assets, including our intellectual property assets. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the MGHIF Note, MGHIF has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

Our restructuring plans may not produce the cost savings we anticipate, and we may encounter difficulties associated with the related organizational change.

In June 2017, we commenced a restructuring of our operations to improve efficiency and reduce our cost structure. We expect these actions to reduce operating expenses by 25-30 percent by the fourth quarter of 2017. The restructuring plans anticipate that we will consolidate operations for our FDA-cleared and CE marked products and research and development activities for the Acuitas Rapid Test in Gaithersburg, Maryland, and reduce the size of our commercial organization while we work to complete the development of our Acuitas Rapid Test and Acuitas Lighthouse Knowledgebase products and services in development.

If we are unable to complete the objectives of the restructuring, our business and results of operations may be materially and adversely affected. We may not fully realize the anticipated benefits from our restructuring plans. Our restructuring plans may not adequately reduce expenses or produce the cost savings we anticipate or in the time frame we expect. Further restructuring activities may also be required in the future beyond what is currently planned, which could enhance the risks associated with these activities.

Moreover, the costs associated with the closing of our facility in Woburn, Massachusetts and consolidating our operations in Gaithersburg, Maryland may be significant. In addition, our Gaithersburg facility may not meet the FDA and CE marked requirements. If we are unable to consolidate our operations, receive the necessary regulatory approvals for our Gaithersburg facility, or sufficiently reduce our cash burn it could have a material adverse effect on our business, operating results and financial condition.

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

•

our ability to successfully develop automated rapid pathogen identification and antibiotic resistance testing products and services, including informatics, and convince hospitals and other healthcare providers of the patient safety, improved patient outcomes and potential cost savings that could result;

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

We may enter into collaborations related to our MDRO and informatics products and services. Such collaborations may be with pharmaceutical companies, platform companies or other participants in our industry. We would have limited control over the amount and timing of resources that any such collaborators could dedicate to the development or commercialization of the subject matter of any such collaboration. Our ability to generate revenues from these arrangements would depend on our and our collaborator’s abilities to successfully perform the functions assigned to each of us in these arrangements. Our relationships with future collaborators may pose several risks, including the following:

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

We sell our products through our own direct sales force, which sells our Acuitas MDRO test products and services, which includes our QuickFISH products, and our Acuitas Lighthouse informatics services and surveillance product and services offerings. All of these products and services may be offered and sold to different potential customers or involve discussions with multiple personnel in in-patient facilities. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The inpatient healthcare industry is a large and diverse market. As a result, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

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

The results of our clinical and economic validation studies involving our Acuitas MDRO test and informatics products and services have been presented at major infectious disease and infection control society meetings. We need to maintain and grow a continued presence in peer-reviewed publications to promote clinician adoption of our products. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products and services, and adoption by key opinion leaders in the infectious disease market are very important to our commercial success. Clinicians typically take a significant amount of time to adopt new products and testing practices, partly because of perceived liability risks and the uncertainty of a favorable cost/benefit analysis. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our products and demonstrate their clinical benefits. Clinicians may not adopt our current and future products and services unless they determine, based on published peer- reviewed journal articles and the experience of other clinicians, that our products provide accurate, reliable, useful and cost-effective information that is useful in MDRO diagnosis, screening and outbreak prevention. If our current and future products and services or the technology underlying our products and services or our future product offerings do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing our products, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.

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

If our sole laboratory facility or manufacturing facility becomes inoperable, we will be unable to perform Acuitas MDRO test services, or manufacture our QuickFISH, PNA Fish and XpressFISH products, and our business will be harmed.

We perform all of our Acuitas MDRO and Acuitas Lighthouse testing services in our CLIA-compliant laboratory located in Gaithersburg, Maryland. We do not have redundant laboratory facilities. Our facility and the equipment we use to perform our diagnostic and screening assays would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed. The facility may be harmed or rendered inoperable by natural or man-made disasters, including flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future.

Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

In order to establish a redundant laboratory facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. Additionally, any new clinical laboratory facility opened by us would be required to be certified under CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. In addition to a CLIA certification, we would also be required to secure and maintain state licenses required by several states, including Maryland, California, Florida, New York and Pennsylvania which can take a significant amount of time and result in delays in our ability to begin operations at that facility. We currently have active licenses in Maryland, Florida, New York and Pennsylvania. If we failed to secure any such licenses, we would not be able to process samples from recipients in such states. If we fail to maintain our CLIA certification or if our CLIA certification is suspended, limited or revoked, we would not be able to process human-derived samples from recipients that are not for research purposes. We also expect that it would be difficult, time-consuming and costly to train, equip and use a third-party to perform tests on our behalf. We could only use another facility with the established state licensures and CLIA certification necessary to perform our current or future tests following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing or able to adopt our current or future tests and comply with the required procedures, or that this laboratory would be willing or able to perform the tests for us on commercially reasonable terms.

We manufacture our QuickFISH, PNA Fish and XpressFISH products in a leased facility located in Woburn, Massachusetts. If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. If we decide to relocate the facility, we will need to obtain all necessary FDA certifications, which could delay our ability to manufacture these products. If any of these issues occur, it could have a material adverse effect on our financial condition and results of operations.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Cepheid, Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems, GenMark and Nanosphere.

We also face competition from commercial laboratories, such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and EuroFins, which have strong infrastructure to support the commercialization of diagnostic laboratory services.

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

A key element of our strategy is to discover, develop, validate and commercialize a portfolio of additional diagnostic and screening products and services to rapidly diagnose and effectively treat MDRO infections and reduce the associated costs to patients, inpatient facilities and the healthcare industry. We cannot assure you that we will be able to successfully complete development of, or commercialize any of our planned future products and services, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or more. Our new product development efforts may fail for many reasons, including:

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

Our activities currently require the use of hazardous materials and the handling of patient samples. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. We are, or may be in the future, subject to compliance with additional laws and regulations relating to the protection of the environment and human health and safety, and including those relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and Occupational Safety and Health Administration, or OSHA, requirements. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could severely harm our business.

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

We have incurred net losses since inception and do not expect to become profitable in 2017 or for several years thereafter. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these net operating loss carryforwards, or NOLs, and certain tax credit carryforwards to offset income before such unused NOLs tax credit carryforwards expire. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOLs and other pre- change tax attributes to offset its post-change income may be further limited. The AdvanDx Merger resulted in an ownership change for AdvanDx and, accordingly, AdvanDx’s net operating loss carryforwards and certain other tax attributes in U.S. taxing jurisdictions are subject to limitations on their use after the AdvanDx Merger. OpGen’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the AdvanDx Merger. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. We have not performed an analysis on previous ownership changes. It is possible that we have experienced an ownership change, or that we will experience an ownership change in the future. We had U.S. federal NOL carryforwards of $151.0 million and research and development tax credits of $2.6 million as of December 31, 2016, that may already be or could be limited if we experience an ownership change.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and The NASDAQ Stock Market, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, compliance with these rules and regulations has increased our legal, accounting and financial compliance costs and has made some activities more time-consuming and costly. It is also more expensive for us to obtain director and officer liability insurance.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes- Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

When we are no longer an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

When we are no longer an emerging growth company and a smaller reporting company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.

We are an emerging growth company and have elected to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined under the Securities Act. We will remain an emerging growth company until May 2020, although if our revenue exceeds $1.07 billion in any fiscal year before that time, we would cease to be an emerging growth company as of the end of that fiscal year. In addition, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter of any fiscal year before May 2020, we would cease to be an emerging growth company as of December 31 of that year. As an emerging growth company, we take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and financial-related disclosures, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive if we choose to rely on any of these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are also required to maintain state licenses to conduct testing in our laboratories. Maryland law requires that we maintain a state license and establishes standards for the day-to- day operation of our clinical reference laboratory in Gaithersburg, including the training and skills required of personnel and quality control matters. In addition, our clinical reference laboratory is required to be licensed on a test-specific basis by New York State. New York law also mandates proficiency testing for laboratories licensed under New York state law, regardless of whether such laboratories are located in New York. Moreover, several other states including California, Pennsylvania, and Florida require that we hold licenses to test samples from patients in those states. Other states may adopt similar requirements in the future.

If we were to lose, or have restrictions imposed on, our CLIA certificate or Maryland license for our Gaithersburg laboratory, whether as a result of revocation, suspension or limitation, we would no longer be able to perform our test products, which would eliminate our primary source of revenue and harm our business. If we cannot secure a license from states where we are required to hold licenses, we will not be able to test specimens from those states.

A number of the rapid diagnostic products are regulated by the FDA and non-U.S. regulatory authorities. If we or our suppliers fail to comply with ongoing FDA, or other foreign regulatory authority, requirements, or if we experience unanticipated problems with the products, these products could be subject to restrictions or withdrawal from the market.

We do not have significant experience in complying with the rules and regulations of the FDA and foreign regulatory authorities. The rapid diagnostic products regulated as medical devices, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s QSR regulations for the manufacture, labeling, distribution and promotion of the QuickFISH products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval, and with ISO regulations. The FDA enforces the QSR and similarly, other regulatory bodies with similar regulations enforce those regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions against us: (1) untitled letters, Form 483 observation letters, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; (7) operating restrictions; (8) withdrawing 510(k) clearances or PMA approvals that have already been granted; (9) refusal to grant export approval for our products; or (10) criminal prosecution.

If any of these actions were to occur it could harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, if any of our key component suppliers are not in compliance with all applicable regulatory requirements we may be unable to produce our products on a timely basis and in the required quantities, if at all.

We and our suppliers are also subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the QSR and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form 483, untitled letters, warning letters, or other forms of enforcement. Since 2009, the FDA has significantly increased its oversight of companies subject to its regulations, by hiring new investigators and stepping up inspections of manufacturing facilities. The FDA has recently also significantly increased the number of warning letters issued to companies. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our FDA-cleared products are ineffective or pose an unreasonable health risk, the FDA could take a number of regulatory actions, including but not limited to, preventing us from manufacturing any or all of our devices or performing laboratory testing on human specimens, which could materially adversely affect our business.

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

If we were to lose, or have restrictions imposed on, FDA clearances received to date, or clearances we may receive in the future, our business, operations, financial condition and results of operations would likely be significantly adversely affected.

If the FDA were to begin regulating our laboratory tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or other approvals.

Clinical laboratory tests, like our Acuitas MDRO Gene Test, are regulated under CLIA, as well as by applicable state laws. Historically, most LDTs were not subject to FDA regulations applicable to medical devices, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. The FDA defines the term “laboratory developed test” as an IVD test that is intended for clinical use and designed, manufactured and used within a single laboratory. We believe that our Acuitas MDRO test products are LDTs. Until 2014, the FDA exercised enforcement discretion such that it did not enforce provisions of the Food, Drug, and Cosmetic Act (the “FDA Act”) with respect to LDTs. In July 2014, due to the increased proliferation of LDTs for complex diagnostic testing and concerns with several high-risk LDTs related to lack of evidentiary support for claims, erroneous results and falsification of data, the FDA issued a Notification to Congress that it intended to issue a draft guidance that, when and if finalized, would likely adopt a risk-based framework that would increase FDA oversight of LDTs. The FDA issued draft guidance in October 2014, informing manufacturers of LDTs of its intent to collect information from laboratories regarding their current LDTs and newly developed LDTs through a notification process. The FDA will use this information to classify LDTs and to prioritize enforcement of premarket review requirements for categories of LDTs based on risk, using a public process. Specifically, the FDA plans to use advisory panels to provide recommendations to the agency on LDT risks, classification and prioritization of enforcement of applicable regulatory requirements on certain categories of LDTs, as appropriate. In November 2016, the FDA announced that a final LDT Policy guidance would not be issued to allow for further public discussion on an appropriate oversight approach, to give the FDA’s congressional authorizing committees the opportunity to develop a legislative solution to LDT regulation. The FDA further elaborated in January 2017, through a discussion paper, the agency’s intended framework for potential regulation while also confirming that the FDA intends to continue to exercise enforcement discretion over LDTs at this time.

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

Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device and LDT manufacturers are required to report to the FDA information that a device or LDT has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

We believe that our Acuitas MDRO test products are LDTs, subject to the FDA’s enforcement discretion. To remain within the FDA’s enforcement discretion, we are restricted in the ways we can promote and market our products. Furthermore, certain of our future products, including specimen transport containers we may develop such as Grow on the Go, might be regulated as Class I medical devices for which premarket clearance or approval may not be required, subject to certain limitations. We believe that our promotional activities for our products fall within the scope of the FDA’s enforcement discretion and applicable premarket exemptions. However, the FDA could disagree and require us to stop promoting our Acuitas MDRO products in certain ways unless and until we obtain FDA clearance or approval for them, or our FDA-cleared products for unapproved or “off-label” uses unless and until we obtain FDA clearance or approval for those uses. In addition, because our Acuitas MDRO products are not currently cleared or approved by the FDA, if the FDA determines that our promotional materials constitute promotion of a use for which premarket clearance or approval is required, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions, including, but not limited to, the issuance of an untitled letter, a Form 483 letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

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

We believe that a portion of our future revenue growth will come from international sources as we implement and expand overseas operations. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign health care and other regulatory requirements and laws, such as those relating to patient privacy;
•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and U.K. Bribery Act, data privacy requirements, labor laws and anti- competition regulations;
•	export or import restrictions;
•	various reimbursement and insurance regimes;
•	laws and business practices favoring local companies;
•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	political and economic instability;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	foreign exchange controls;
•	difficulties and costs of staffing and managing foreign operations; and
•	difficulties protecting or procuring intellectual property rights.

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

In March 2010, President Obama signed into law both the Patient Protection and Affordable Care Act, or Affordable Care Act, and the reconciliation law known as Health Care and Education Reconciliation Act, with the Affordable Care Act, the 2010 Health Care Reform Legislation. The constitutionality of the 2010 Health Care Reform Legislation was confirmed twice by the Supreme Court of the United States. The 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the new health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. The U.S. Congress is seeking to replace the 2010 Health Care Reform Legislation. At this time the Company is not certain as to the impact of federal health care legislation on its business.

The 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. This excise tax was suspended in December 2015 for two years, and we anticipate that this may be repealed. If eventually implemented, this excise tax will likely increase our expenses in the future.

Further, the 2010 Health Care Reform Legislation includes the Open Payments Act (formerly referred to as the Physician Payments Sunshine Act), which, in conjunction with its implementing regulations, requires manufacturers of certain drugs, biologics, and devices that are reimbursed by Medicare, Medicaid and the Children’s Health Insurance Program to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals and to report annually ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. We have provided reports under the Open Payments Act to the CMS since 2013. The failure to report appropriate data accurately, timely, and completely could subject us to significant financial penalties. Other countries and several states currently have similar laws and more may enact similar legislation.

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

If hospital patient volumes drop as a result of severe economic conditions, or other unforeseen changes in healthcare provision or affordability, individual hospitals and health systems may be less willing to invest in our products and services. In addition, state and federal funds that are anticipated to be invested in the National Strategy for Combating Antibiotic- Resistant Bacteria could be reduced. If such funds are reduced, the market for our products would be impacted, which may affect our ability to generate revenues.

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

In July 2015, we issued a senior secured promissory note, in the principal amount of $1 million to MGHIF. Such promissory note is secured by a lien on our assets, including our intellectual property assets. In May 2017, we entered into a secured bridge financing facility with jVen Capital, which is also secured by a lien on our assets, including our intellectual property assets. If we default on our payment obligations under any of these secured promissory notes, the secured creditors have the right to control the disposition of our assets, including our intellectual property assets. If such default occurs, and our intellectual property assets are sold or licensed, our business could be materially adversely affected.

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

As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. Our competitors and others may now and, in the future, have significantly larger and more mature patent portfolios than we currently have. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence or protection. Therefore, our commercial success may depend in part on our non- infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in our existing and targeted markets and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into or growth in those markets. Third parties may assert that we are employing their proprietary technology without authorization. In addition, our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products infringes these patents. We could incur substantial costs and divert the attention of our management and technical personnel in defending against any of these claims. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties, and obtain one or more licenses from third parties, or be prohibited from selling certain products. We may not be able to obtain these licenses on acceptable terms, if at all. We could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our financial results. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products, and the prohibition of sale of any of our products could materially affect our business and our ability to gain market acceptance for our products.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

The Company issued Bridge Financing Notes to jVen Capital and warrants to purchase shares of common stock to jVen Capital and MGHIF in private placement transactions as described in this Quarterly Report on Form 10-Q and in the Form D filed on June 20, 2017.

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	August 10, 2017

EXHIBIT INDEX

Exhibit Number		Description

4.1

Form of Common Stock Warrant (issued to jVen Capital, LLC and Merck Global Health Innovation Fund) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A, filed on July 10, 2017)

4.2		Form of Pre-Funded Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrants Form S-1/A, File No. 333-218392, filed on July 11, 2017)

4.3		Form of Common Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrants Form S-1/A, File No. 333-218392, filed on July 11, 2017)

4.4		Form of Placement Agent Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1/A, File No. 333-218392, filed on July 11, 2017)

10.1

Supply Agreement, dated June 15, 2017, by and between the Registrant and Life Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 19, 2017)

10.2

Amended & Restated Note Purchase Agreement, dated July 10, 2017, by and between the Registrant and jVen Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K/A, filed on July 10, 2017)

10.3		Form of Secured Convertible Promissory Note #1 to be issued to jVen Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed on July 10, 2017)

10.4		Form of Secured Promissory Note #2 and #3 to be issued to jVen Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, filed on July 10, 2017)

10.5

Second Amended and Restated Senior Secured Convertible Promissory Note, dated June 28, 2017, by and between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Current Report on Form 8-K/A, filed on June 28, 2017)

10.6	±

Supply Agreement, dated June 15, 2017, by and between the Registrant and Life Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 19, 2017)

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

±

Confidential treatment has been requested for certain portions of this agreement pursuant to an application for confidential treatment filed with the Securities and Exchange Commission on June 19, 2017. Such provisions have been filed separately with the Commission.