Form 10-Q
period 2017-09-30
OPGEN INC
filed 2017-11-09
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

54,873,143 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 6, 2017.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$4,854,031	$4,117,324
Accounts receivable, net	469,954	542,420
Inventory, net	461,129	692,368
Prepaid expenses and other current assets	340,923	329,646
Total current assets	6,126,037	5,681,758
Property and equipment, net	750,090	800,723
Goodwill	600,814	600,814
Intangible assets, net	1,420,136	1,620,998
Other noncurrent assets	321,592	279,752
Total assets	$9,218,669	$8,984,045
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,939,175	$2,232,563
Accrued compensation and benefits	902,892	578,480
Accrued liabilities	857,024	1,215,283
Deferred revenue	31,239	37,397
Short-term notes payable	1,100,012	1,023,815
Current maturities of long-term capital lease obligation	160,485	184,399
Total current liabilities	4,990,827	5,271,937
Deferred rent	319,273	398,084
Warrant liability	28,378	—
Long-term capital lease obligation and other noncurrent liabilities	119,764	146,543
Total liabilities	5,458,242	5,816,564
Commitments (Note 8)
Stockholders' equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 51,964,878 and 25,304,270 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	519,648	253,042
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	148,994,194	136,199,382
Accumulated other comprehensive (loss)/income	(7,649)	6,176
Accumulated deficit	(145,745,766)	(133,291,119)
Total stockholders’ equity	3,760,427	3,167,481
Total liabilities and stockholders’ equity	$9,218,669	$8,984,045

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Product sales	$729,742	$730,325	$2,145,371	$2,705,690
Laboratory services	9,070	23,036	41,025	182,130
Collaboration revenue	6,302	6,302	33,699	131,302
Total revenue	745,114	759,663	2,220,095	3,019,122
Operating expenses
Cost of products sold	448,407	400,001	1,266,148	1,269,990
Cost of services	49,119	51,802	228,115	528,733
Research and development	1,513,157	2,178,818	5,397,906	6,278,829
General and administrative	1,600,577	1,639,996	5,319,811	4,955,096
Sales and marketing	330,305	1,294,640	2,345,293	4,282,628
Total operating expenses	3,941,565	5,565,257	14,557,273	17,315,276
Operating loss	(3,196,451)	(4,805,594)	(12,337,178)	(14,296,154)
Other expense
Other (expense)/income	(87,292)	623	(87,270)	(3,078)
Interest expense	(90,317)	(41,423)	(173,974)	(109,806)
Foreign currency transaction gains/(losses)	8,018	(1,269)	19,636	2,293
Changes in fair value of warrant liabilities	97,395	—	124,139	—
Total other expense	(72,196)	(42,069)	(117,469)	(110,591)
Loss before income taxes	(3,268,647)	(4,847,663)	(12,454,647)	(14,406,745)

Provision for income taxes	—	—	—	—
Net loss	(3,268,647)	(4,847,663)	(12,454,647)	(14,406,745)

Preferred stock dividends and beneficial conversion	—	—	—	(332,550)
Net loss available to common stockholders	$(3,268,647)	$(4,847,663)	$(12,454,647)	$(14,739,295)
Net loss per common share - basic and diluted	$(0.07)	$(0.23)	$(0.37)	$(0.92)
Weighted average shares outstanding - basic and diluted	47,078,415	20,938,700	33,956,494	16,028,047
Net loss	$(3,268,647)	$(4,847,663)	$(12,454,647)	$(14,406,745)
Other comprehensive (loss)/income - foreign currency translation	(6,234)	672	(13,825)	1,059
Comprehensive loss	$(3,274,881)	$(4,846,991)	$(12,468,472)	$(14,405,686)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(12,454,647)	$(14,406,745)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	499,651	494,828
Loss on disposal of property and equipment	—	6,308
Noncash interest expense	65,511	3,126
Share-based compensation	722,304	706,648
Inventory obsolescence	—	109,367
Change in fair value of warrant liabilities	(124,139)	—
Unamortized discount on bridge loan at repayment	85,932	—
Changes in operating assets and liabilities:
Accounts receivable	72,466	231,960
Inventory	231,239	(113,560)
Other assets	(337,999)	124,133
Accounts payable	(293,388)	(349,780)
Accrued compensation and other liabilities	337,562	313,644
Deferred revenue	(6,158)	13,499
Net cash used in operating activities	(11,201,666)	(12,866,572)
Cash flows from investing activities
Purchases of property and equipment (net of proceeds on disposals)	(142,687)	(87,533)
Net cash used in investing activities	(142,687)	(87,533)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,426,050	124
Proceeds from issuance of promissory notes, net of issuance costs	—	204,895
Proceeds from private offering of common stock, preferred stock and warrants, net of issuance costs	—	9,460,751
Proceeds from issuance of units, net of selling costs	8,754,882	—
Proceeds from exercise of stock options and warrants	48,179	23,771
Proceeds from debt, net of issuance costs	1,168,222	—
Payments on debt	(1,146,287)	(101,796)
Payments on capital lease obligations	(156,161)	(188,231)
Net cash provided by financing activities	12,094,885	9,399,514
Effects of exchange rates on cash	(13,825)	1,276
Net increase/(decrease) in cash and cash equivalents	736,707	(3,553,315)
Cash and cash equivalents at beginning of period	4,117,324	7,814,220
Cash and cash equivalents at end of period	$4,854,031	$4,260,905
Supplemental disclosure of cash flow information
Cash paid for interest	$108,463	$46,022
Supplemental disclosures of noncash investing and financing activities:
Unpaid deferred offering costs	$—	$137,178
Shares issued to settle obligations	$110,000	$—
Issuance of placement agent warrant	$93,677	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2017 and 2016, including:

•

On July 18, 2017 the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million (the “July 2017 Public Offering”).  jVen Capital, LLC, a Delaware limited liability company ("jVen Capital") was one of the investors participating in the offering. jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer.    Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes (as defined below) in July 2017.  Four million pre-funded warrants were exercised in July 2017 (see Note 11 “Subsequent events”).

•

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

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000 (each, a "Bridge Financing Note" and collectively, the "Bridge Financing Notes"). The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible Series B preferred stock.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 140,845 shares with an exercise price of $0.78 per share, and warrants to acquire 158,730 shares with an exercise price of $0.69 per share. The Company drew down on two of three Bridge Financing Notes during June and July, and repaid such outstanding Bridge Financing Notes in full upon the closing of the July 2017 Public Offering.

•

As a condition to the receipt of the bridge financing, the Company issued the Second Amended & Restated Senior Secured Promissory Note (the “A&R MGHIF Note”) to Merck Global Health Innovation Fund, LLC (“MGHIF”), which extended the maturity date of the promissory note from, July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company increased the interest rate of the A&R MGHIF Note to 10% per annum and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the A&R MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

•

In September 2016, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company LLC ("Cowen") pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of the Company’s common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of September 30, 2017, the Company has sold an aggregate of approximately 7.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $7.8 million, and gross proceeds of $8.4 million. As of September 30, 2017, remaining availability under the at the market offering is $3.1 million. The Company did not sell any shares of its common stock under this at the market offering during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company has sold approximately 4.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

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

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed, consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following unaudited condensed, consolidated financial statements be read in conjunction with the audited condensed, consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2016 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment.

Foreign currency

One of the Company’s subsidiaries is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive (loss)/income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive (loss)/income at September 30, 2017 and December 31, 2016.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss.  Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, share-based compensation, allowances for doubtful accounts and inventory obsolescence, valuation of derivative financial instruments and other liabilities measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalent, receivables, accounts payable, deferred revenue and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At September 30, 2017 and December 31, 2016, the Company has funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $24,783 and $26,716 as of September 30, 2017 and December 31, 2016, respectively.

No individual customer represented in excess of 10% of revenues for the three months ended September 30, 2017. Revenue earned from one customer represented 11% of total revenues for the three months ended September 30, 2016. No individual customer represented in excess of 10% of revenues for the nine months ended September 30, 2017 and 2016. At September 30, 2017, no individual customer represented in excess of 10% of total accounts receivable.  At September 30, 2016, accounts receivable from one customer represented 11% of the total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	September 30, 2017	December 31, 2016
Raw materials and supplies	$279,562	$479,479
Work-in process	40,814	27,422
Finished goods	140,753	185,467
Total	$461,129	$692,368

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $157,529 and $704,516 at September 30, 2017 and December 31, 2016, respectively. The primary driver of the decrease in the inventory reserves for obsolescence and expirations is the disposal of legacy Argus Whole Genome Mapping Systems and the portion of the reagents and supplies used for Argus consumable kits. All items disposed in the nine months ended September 30, 2017 related to Argus were fully reserved for as of December 31, 2016.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2017 and 2016, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of September 30, 2017 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of September 30, 2017 and December 31, 2016:

		September 30, 2017		December 31, 2016
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(102,153)	$358,847	$(67,575)	$393,425
Developed technology	458,000	(144,966)	313,034	(95,898)	362,102
Customer relationships	1,094,000	(345,745)	748,255	(228,529)	865,471
	$2,013,000	$(592,864)	$1,420,136	$(392,002)	$1,620,998

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks was 10 years, developed technology was 7 years, and customer relationships was 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended September 30, 2017 and 2016. Total amortization expense of intangible assets was $200,862 for each of the nine months ended September 30, 2017 and 2016, respectively. The Company estimates amortization expense related to intangible assets will be $268,000 per year for each of the next five years.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and nine months ended September 30, 2017 and 2016, the Company determined that its finite-lived intangible assets were not impaired.

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

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of September 30, 2017 and December 31, 2016 was $600,814.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 44.0 million shares and 13.5 million shares as of September 30, 2017 and 2016, respectively.

Recent accounting pronouncements

In May 2014, the FASB issued an Accounting Standards Update (“ASU”) for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company has identified its major revenue streams and it plans on completing formal contract reviews in the fourth quarter of 2017. While the Company continues to assess all of the potential impacts of these ASUs, the Company does not expect the implementation of these ASUs to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

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

On June 6, 2017, the promissory note was amended and restated, and the maturity date of the A&R MGHIF Note was extended by one year to July 14, 2018.  As consideration for the agreement to extend the maturity date, the Company issued an amended and restated secured promissory note to MGHIF that (1) increased the interest rate to ten percent (10%) per annum and (2) provided for the issuance of common stock warrants to purchase 327,995 shares of its common stock to MGHIF .  The warrants issued to MGHIF each have a five year term from issuance, are first exercisable on the date that is six months after the date of issuance and have an exercise price equal $0.78 which represents 110% of the closing price of the Company's common stock on the date of issuance.

The A&R MGHIF Note was treated as a debt modification and as such the issuance date fair value of the warrants is deferred and amortized as incremental interest expense over the term of A&R MGHIF Note.  The warrants are classified as mark to market liabilities under ASC 480, Distinguishing Liabilities from Equity,  due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction, as defined in the agreement.  The warrants had an issuance date fair value of approximately $0.1 million which was calculated using the Black-Scholes model.

The estimated fair value of the A&R MGHIF Note was $1.0 million as of September 30, 2017 and December 31, 2016 which approximates the carry value given the short time lapse since modification, prevailing interest rates and maturity date

Note 5 - Fair value measurements

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

For the nine months ended September 30, 2017, the Company has not transferred any assets between fair value measurement levels.

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

As part of the Company’s bridge financing and amendment to the A&R MGHIF Note, the Company issued stock purchase warrants that the Company considers to be mark-to-market liabilities due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction.  The Company determines the fair value of the warrant liabilities using the Black-Scholes option pricing model. Using this model, level 3 unobservable inputs include the estimated volatility of the Company’s common stock, estimated terms of the instruments, and estimated risk-free interest rates.

The Company originally accounted for the conversion option embedded in the Bridge Financing Notes as a mark-to-market derivative financial instrument.  The Company determined the fair value of the embedded conversion option liability using a probability-weighted expected return method. Using this method, level 3 unobservable inputs include the probability of default, the probability of a qualified financing, the probability of conversion, the estimated volatility of the Company’s common stock, estimated terms of the instruments, and estimated risk-free interest rates, among other inputs. The fair value of the conversion option was expensed at the time of repayment of the Bridge Financing Notes.

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2017:

Description	Balance at December 31, 2016	Established in 2017	Changes in Fair Value	Expensed	Balance at September 30, 2017
Embedded conversion option liability	$—	$4,500	$—	$(4,500)	$—
Warrant liability	$—	$152,517	$(124,139)	$—	$28,378

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2017 and 2016.

Note 6 - Debt

As of September 30, 2017, the Company’s outstanding short-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs (see Note 4 “2015 MGHIF financing”) as well as, the financing arrangements for the Company’s insurance with note balances of approximately $0.2 million with a final payment scheduled for May 2018. Total principal payments of $0.2 million are due in 2017 and $1.0 million are due in 2018. As of December 31, 2016, the Company’s outstanding long-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs.

The Company drew down on two of three Bridge Financing Notes (see discussion in Note 2 “Liquidity and management’s plans) during June and July of 2017. The outstanding Bridge Financing Notes were repaid in full subsequent to the closing of the July 2017 Public Offering.

The Company accounted for the embedded conversion option granted to jVen Capital in the Bridge Financing Notes as a mark-to-market derivative financial instrument carried at fair value.  Changes in fair value of the embedded conversion option are reflected in earnings during the period of change. The embedded conversion option was expensed along with the remaining unamortized discount at the date of  the Bridge Financing Notes repayment.   The warrants issued to jVen Capital and MGHIF are classified as mark-to-market liabilities under ASC 480 due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $90,317 and $41,423 for the three months ended September 30, 2017 and 2016, respectively. Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $173,974 and $109,806 for the nine months ended September 30, 2017 and 2016, respectively.

Note 7 - Stockholders’ equity

As of September 30, 2017, the Company has 200,000,000 shares of authorized common stock and 51,964,878 shares issued and outstanding, and 10,000,000 authorized preferred shares, of which none were issued or outstanding.

In the July 2017 Public Offering, the Company issued 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital was one of the investors participating in the offering.  Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. At closing, the outstanding Bridge Financing Notes issued to jVen Capital, were repaid in the principal amount of $1 million plus accrued interest of $6,438.  Four million pre-funded warrants were exercised during the three months ended September 30, 2017 (see Note 11 “Subsequent events”).

In connection with the July 2017 Public Offering, the Company issued to its placement agent 1,250,000 shares of common stock.  The warrants issued to the Placement Agent have an exercise price of $0.50 per share and are exercisable for five years.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of September 30, 2017, the Company has sold an aggregate of approximately 7.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $7.8 million, and gross proceeds of $8.4 million. As of September 30, 2017, remaining availability under the at the market offering is $3.1 million. The Company did not sell any shares of its common stock under this at the market offering during the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company has sold approximately 4.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

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

Each share of Series A non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one share of common stock, was entitled to dividends on an “as converted basis” when and if dividends are issued to common stockholders, and would have participated in liquidation on a pari passu basis with common stockholders.  The preferred stock was classified as permanent equity.  The stock purchase warrants issued as part of the units are exercisable at $1.3125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  The warrants are classified as permanent equity at September 30, 2017.  In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred shareholders. Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 2,309,428 shares of common stock.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 1,355,000 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2017, 869,194 shares remain available for issuance under the 2015 Plan, which includes 1,012,171 shares automatically added to the 2015 Plan on January 1, 2017.

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

For the three and nine months ended September 30, 2017 and 2016, the Company recognized stock compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of services	$2,306	$—	$6,274	$5,008
Research and development	61,097	45,945	171,652	181,367
General and administrative	187,357	98,683	500,252	447,811
Sales and marketing	16,832	34,124	44,126	72,462
	$267,592	$178,752	$722,304	$706,648

No income tax benefit for stock-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three months ended September 30, 2017, the Company granted stock options to acquire 409,500 shares of common stock at a weighted average exercise price of $0.30 per share and a weighted average grant date fair value of $0.12 per share. 196,288 options were forfeited during the three months ended September 30, 2017 at a weighted average exercise price of $1.11 per share.

During the nine months ended September 30, 2017, the Company granted stock options to acquire 1,279,100 shares of common stock at a weighted average exercise price of $0.76 per share and a weighted average grant date fair value of $0.38 per share. 504,197 options were forfeited during the nine months ended September 30, 2017 at a weighted average exercise price of $1.33 per share. The Company had total stock options to acquire 3,471,729 shares of common stock outstanding at September 30, 2017.

Restricted stock units

During the three and nine months ended September 30, 2017, the Company granted restricted stock units to acquire 289,376 shares of common stock, with a weighted average grant date fair value of $0.28. 26,500 restricted stock units vested and no restricted stock units were forfeited during the three and nine months ended September 30, 2017. The Company had 281,626 total restricted stock units outstanding at September 30, 2017.

Stock purchase warrants

At September 30, 2017 and December 31, 2016, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2017	December 31, 2016
August 2007	$7.91	August 2017	—	8,921
March 2008	$790.54	March 2018	46	46
November 2009	$7.91	November 2019	6,674	6,674
January 2010	$7.91	January 2020	6,674	6,674
March 2010	$7.91	March 2020	1,277	1,277
November 2011	$7.91	November 2021	5,213	5,213
December 2011	$7.91	December 2021	664	664
March 2012	$109.90	March 2019	4,125	4,125
February 2015	$6.60	February 2025	225,011	225,011
May 2015	$6.60	May 2020	3,457,750	3,457,750
May 2016	$1.31	May 2021	4,739,348	4,739,348
June 2016	$1.31	May 2021	2,050,821	2,050,821
June 2017	$0.78	June 2022	468,840	—
July 2017	$0.69	July 2022	158,730	—
July 2017	$0.50	July 2022	1,250,000	—
July 2017 (1)	$0.01	July 2022	2,835,805	—
July 2017	$0.43	July 2022	25,000,000	—
			40,210,978	10,506,524

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)These July 2017 warrants represent the outstanding pre-funded warrants issued under the July 2017 Public Offering.  See Note 7 “Stockholders’ equity” and Note 11 “Subsequent events.”

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

Rent expense under the Company’s facility operating leases for the three months ended September 30, 2017 and 2016 was $238,791 and $254,219, respectively. Rent expense under the Company’s facility operating leases for the nine months ended September 30, 2017 and 2016 was $710,330 and $756,608, respectively.

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

There were approximately $0 and $121,000 of one-time termination benefits that were recognized during the three and nine months ended September 30, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods end in December 2017.  The Company expects to incur total retention expense of approximately $68,000 of which approximately $34,000 and $47,000 was incurred during the three and nine months ended September 30, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.8 million as of September 30, 2017.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the first quarter of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun preliminary sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Note 9 - License agreements, research collaborations and development agreements

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 and $71,135 for the three months ended September 30, 2017 and 2016, respectively. Under all license agreements, the Company recognized a net royalty expense of $194,686 and $216,937 for the nine months ended September 30, 2017 and 2016, respectively. Annual future minimum royalty fees are $250,000 under these agreements.

In June 2016, the Company entered into a license agreement with Hitachi High-Technologies Corporation (“Hitachi”), pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology.  The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone.  The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period.  During the three and nine months ended September 30, 2017, the Company recognized $6,301 and $18,698, respectively, of revenue related to the license agreement.

Note 10 - Related party transactions

In March 2014, the Company entered into a supply agreement (the “Supply Agreement”) with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expanded the Supply Agreement, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE-marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $30,200 and $0 related to these agreements in the three months ended September 30, 2017 and 2016, respectively. The Company paid $74,921 and $160,089 related to these agreements in the nine months ended September 30, 2017 and 2016, respectively.

Under the Supply Agreement, the Company had inventory purchases of $19,760 and $23,624 in the three months ended September 30, 2017 and 2016, respectively. Under the Supply Agreement, the Company had inventory purchases of $110,239 and $91,399 in the nine months ended September 30, 2017 and 2016, respectively.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $15,683 and $45,106 related to the leased equipment in the three months ended September 30, 2017 and 2016, respectively. The Company paid $76,199 and $135,319 related to the leased equipment in the nine months ended September 30, 2017 and 2016, respectively.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp., a wholly-owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. Merck gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $146,177 of procurement costs which have been recognized as research and development expense, including $0 and $113,907 in the three and nine months ended September 30, 2017, respectively.

Note 11 – Subsequent events

As of October 16, 2017, all of the 6,835,805 pre-funded warrants issued in the July 2017 Public Offering have been exercised.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2017:

•

On July 18, 2017, the Company closed its July 2017 Public Offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre‑funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital, an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer, and three employees of the Company participated in the July 2017 Public Offering.  Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $0.425 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes to jVen Capital in July 2017.

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of Bridge Financing Notes. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  In connection with the Bridge Financing Notes, the Company issued jVen Capital stock purchase warrants to acquire 140,845 shares with an exercise price of $0.78 per share, and stock purchase warrants to acquire 158,730 shares at an exercise price of $0.69 per share.  On June 14, 2017, the Company drew down on the first of three Bridge Financing Notes, with $1 million remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was never issued.  The outstanding Bridge Financing Notes were repaid in full upon the closing of the July 2017 Public Offering.

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

•

During the nine months ended September 30, 2017 the Company sold approximately 4.0 million shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

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

There were approximately $0 and $121,000 of one-time termination benefits that were recognized during the three and nine months ended September 30, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods end in December 2017.  The Company expects to incur total retention expense of approximately $68,000 of which approximately $34,000 and $47,000 were incurred during the three and nine months ended September 30, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.8 million as of September 30, 2017.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the first quarter of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun preliminary sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Results of operations for the three months ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,
	2017	2016
Revenue
Product sales	$729,742	$730,325
Laboratory services	9,070	23,036
Collaboration revenue	6,302	6,302
Total revenue	$745,114	$759,663

Total revenue for the three months ended September 30, 2017 decreased approximately 2%. This decrease is primarily attributable to:

•	Product Sales: product sales for the three months ended September 30, 2017 were relatively consistent with the same period in 2016;

•

Laboratory Services: the decrease in revenue of approximately 61% in the 2017 period compared to the 2016 period is a result of decreases in sales of our Acuitas MDRO test services and Acuitas Lighthouse services; and

•	Collaboration Revenue: collaboration revenue for the three months ended September 30, 2017 was consistent with the same period in 2016;

Operating expenses

	Three Months Ended September 30,
	2017	2016
Cost of products sold	$448,407	$400,001
Cost of services	49,119	51,802
Research and development	1,513,157	2,178,818
General and administrative	1,600,577	1,639,996
Sales and marketing	330,305	1,294,640
Total operating expenses	$3,941,565	$5,565,257

The Company’s total operating expenses for the three months ended September 30, 2017 decreased approximately 29% when compared to the same period in 2016. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the three months ended September 30, 2017 increased approximately 12% when compared to the same period in 2016. The change in costs of products sold is primarily attributable to increased payroll and facility costs;

•

Costs of services: cost of services for the three months ended September 30, 2017 decreased approximately 5% when compared to the same period in 2016. The change in costs of services is primarily attributable to a decrease in sales of Acuitas Lighthouse services;

•

Research and development: research and development expenses for the three months ended September 30, 2017 decreased approximately 31% when compared to the same period in 2016, primarily due to a decrease in costs related to the automated rapid pathogen identification project;

•	General and administrative: general and administrative expenses for the three months ended September 30, 2017 were relatively consistent with the same period in 2016;
•

Sales and marketing: sales and marketing expenses for the three months ended September 30, 2017 decreased approximately 74% when compared to the same period in 2016, primarily due to costs incurred to conduct marketing studies conducted in 2016 and reductions in the size of our commercial organization that occurred in June 2017.

Other income (expense)

	Three Months Ended September 30,
	2017	2016
Interest expense	$(90,317)	$(41,423)
Foreign currency transaction gains/(losses)	8,018	(1,269)
Other (expense)/income	(87,292)	623
Change in fair value of warrant liabilities	97,395	—
Total other expense	$(72,196)	$(42,069)

The Company’s total other expense for the three months ended September 30, 2017 increased primarily as a result of an increase in interest expense due to the issuance of a Bridge Financing Note and modification of the MGHIF Note in June 2017 as well as the expense of the unamortized discount on the outstanding Bridge Financing Notes at repayment. The increase in other expense was partially offset by an increase in other income in the three months ended September 30, 2017, due to the change in the fair value of warrant liabilities, as a result of a decline the Company’s stock price, and due to foreign currency gains.

Results of operations for the nine months ended September 30, 2017 and 2016

Revenues

	Nine Months Ended September 30,
	2017	2016
Revenue
Product sales	$2,145,371	$2,705,690
Laboratory services	41,025	182,130
Collaboration revenue	33,699	131,302
Total revenue	$2,220,095	$3,019,122

Total revenue for the nine months ended September 30, 2017 decreased approximately 26% as compared to the six months ended June 30, 2016. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 21% in the 2017 period compared to the 2016 period is primarily attributable to a reduction in the sale of our Argus products, as we transitioned from our legacy mapping products to the introduction of Acuitas MDRO products sales, and a reduction in the sale of our rapid pathogen ID testing products;

•

Laboratory Services: the decrease in revenue of approximately 77% in the 2017 period compared to the 2016 period is a result of decreases in sales of our Acuitas MDRO test products and Acuitas Lighthouse services; and

•	Collaboration Revenue: the decrease in revenue of approximately 74% in the 2017 period compared to the 2016 period is primarily attributable to decreased revenue related to Hitachi contracts.

Operating expenses

	Nine Months Ended September 30,
	2017	2016
Cost of products sold	$1,266,148	$1,269,990
Cost of services	228,115	528,733
Research and development	5,397,906	6,278,829
General and administrative	5,319,811	4,955,096
Sales and marketing	2,345,293	4,282,628
Total operating expenses	$14,557,273	$17,315,276

The Company’s total operating expenses for the nine months ended September 30, 2017 decreased approximately 16% when compared to the same period in 2016. This decrease is primarily attributable to:

•	Costs of products sold: cost of products sold for the nine months ended September 30, 2017 were relatively consistent with the same period in 2016;
•

Costs of services: cost of services for the nine months ended September 30, 2017 decreased approximately 57% when compared to the same period in 2016. The change in costs of services is primarily attributable to a decrease in sales of Acuitas Lighthouse services;

•

Research and development: research and development expenses for the nine months ended September 30, 2017 decreased approximately 14% when compared to the same period in 2016, primarily due to a decrease in costs related to the automated rapid pathogen identification project;

•

General and administrative: general and administrative expenses for the nine months ended September 30, 2017 increased approximately 7% when compared to the same period in 2016, primarily due to legal costs;

•

Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2017 decreased approximately 45% when compared to the same period in 2016, primarily due to costs associated with marketing studies conducted in the first and second quarter of 2016 and the reductions in the size of our commercial organization that occurred in June through September 2017.

Other income (expense)

	Nine Months Ended September 30,
	2017	2016
Interest expense	$(173,974)	$(109,806)
Foreign currency transaction gains	19,636	2,293
Other expense	(87,270)	(3,078)
Change in fair value of warrant liabilities	124,139	—
Total other expense	$(117,469)	$(110,591)

The Company’s total other expense for the nine months ended September 30, 2017 increased when compared to the same period of 2016, primarily as a result of an increase in interest expense due to the issuance of a Bridge Financing Note and modification of the MGHIF Note in June 2017 as well as the expense of the unamortized discount on the Bridge Financing Notes at repayment. The increase in other expense was partially offset by an increase in other income in the three months ended September 30, 2017, due to the change in the fair value of warrant liabilities, as a result of a decline the Company’s stock price, and due to foreign currency gains.

Liquidity and capital resources

As of September 30, 2017, the Company had cash and cash equivalents of $4.9 million compared to $4.1 million at December 31, 2016. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2017 and 2016, including:

On July 18, 2017, the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre‑funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  Each unit included one share of common stock and one warrant to purchase one share of common stock at an exercise price of $0.425 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one warrant to purchase one share of common stock at an exercise price of $0.425 per share.  The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay outstanding Bridge Financing Notes.

On May 31, 2017, the Company entered the bridge financing transaction with jVen Capital described above under “Recent Developments.”

A condition to the receipt of the bridge financing was an extension of the maturity date of the A&R MGHIF Note from July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company issued the A&R MGHIF Note to increase the interest rate to 10% and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the A&R MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of September 30, 2017, the Company has sold an aggregate of approximately 7.7 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $7.8 million, and gross proceeds of $8.4 million. As of September 30, 2017, remaining availability under the at the market offering is $3.1 million. The Company did not sell any shares of its common stock under this at the market offering during the three months ended September 30, 2017. For the nine months ended September 30, 2017, the Company has sold approximately 4.0 million shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.4 million, and gross proceeds of $3.6 million.

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

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(11,201,666)	$(12,866,572)
Net cash used in investing activities	(142,687)	(87,533)
Net cash provided by financing activities	12,094,885	9,399,514

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 consists primarily of our net loss of $12.5 million, reduced by certain noncash items, including depreciation and amortization expense of $0.5 million, and share-based compensation expense of $0.7 million. Net cash used in operating activities for the nine months ended September 30, 2016 consists primarily of our net loss of $14.4 million, reduced by certain noncash items, including depreciation and amortization expense of $0.5 million and share-based compensation expense of $0.7 million, and the net change in operating assets and liabilities of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities in the nine months ended September 30, 2017 and 2016 consisted solely of purchases of property and equipment, net of proceeds on disposals.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 of $12.1 million consisted primarily of the net proceeds from the July 2017 Public Offering and the at the market offering.  Net cash provided by financing activities for the nine months ended September 30, 2016 of $9.4 million consisted primarily of net proceeds from the private offering of common stock, preferred stock and warrants.

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

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Contractual obligations and off-balance sheet arrangements

As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Securities

We have a history of losses, and we expect to incur losses for the next several years. Substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the nine months ended September 30, 2017, we had a net loss of $12.5 million. From our inception through September 30, 2017, we had an accumulated deficit of $145.7 million. We completed a number of financings in 2017 and 2016, including the July 2017 Public Offering, a private investment in public equity, or PIPE, in May and June 2016 to members of management, employees and accredited investors, including MGHIF and jVen Capital, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $25.8 million. As of September 30, 2017, the Company has raised $7.8 million in aggregate gross proceeds through the ATM. We expect to raise additional funds through capital transactions in 2017. We believe that current cash on hand, excluding any additional bridge financings, other financings, or further cash conservation measures will be sufficient to fund operations into the first quarter of 2018. In the event we are unable to successfully raise sufficient capital prior to such time, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

We needed bridge financing from a principal stockholder and an affiliate of our Chairman of the Board and Chief Executive Officer to provide us with financing in order to complete the July 2017 Public Offering and for our operations.

On May 31, 2017, the Company entered into a Note Purchase Agreement (amended and restated on July 10, 2017) with jVen Capital under which jVen Capital agreed to lend up to $1,500,000 to the Company in the form of three $500,000 secured convertible promissory notes to provide bridge financing for the July 2017 Public Offering and fund our operations. A total of $1,000,000 principal amount of Bridge Financing Notes and warrants to purchase 299,575 shares of common stock were issued to jVen Capital. jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer. If we had not been able to secure the bridge financing, we would not have been able to sustain our operations through the July 2017 Public Offering.

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

During the period from our initial public offering in May 2015 through September 30, 2017, the market price of our common stock fluctuated from a high of $5.43 per share to a low of $0.21 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on The NASDAQ Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Currently, approximately 22% of the issued and outstanding shares of our common stock is held by officers, directors and beneficial owners of at least 10% of our outstanding shares, including jVen Capital and MGHIF, each of whom is subject to certain restrictions with regard to trading our common stock. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

We issued an aggregate of 627,570 warrants to purchase common stock to jVen Capital and MGHIF in connection with the bridge financing transactions.  These warrants must be revalued each reporting period. Such assessments involve the use of estimates that could later be found to differ materially from actual results, which could have an adverse effect on our financial condition.

In June and July 2017, we issued an aggregate of 627,570 warrants to purchase common stock to jVen Capital and MGHIF in the bridge financing transactions.  Each of these warrants has a put feature that allow the holder to put the warrants back to the Company for cash equal to the Black-Scholes value upon a change of control or fundamental transaction.  The warrants are each recorded as a liability on our financial statements, and we are required to revalue each of the warrants each financial quarter.  Such revaluations necessarily involve the use of estimate, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the warrants are exercised could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the warrants will equal the value in the future, and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition.

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

We received a bid price deficiency notice from The NASDAQ Capital Market. If we are unable to cure this deficiency and meet the NASDAQ continued listing requirements, we could be delisted from the NASDAQ Capital Market which would negatively impact the trading of our common stock.

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

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, the A&R MGHIF Note and related security agreement restrict our ability to pay cash dividends on our common stock and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. Substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the nine months ended September 30, 2017, we had a net loss of $12.5 million. We believe that current cash on hand, will be sufficient to fund operations into the first quarter of 2018. In the event we are unable to successfully raise sufficient capital prior to such time, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

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

We anticipate that we will need to make significant investments in our Acuitas Rapid Test in development, Acuitas MDRO tests, and Acuitas Lighthouse informatics services in order to make our business profitable. We have identified potential synergies for future rapid diagnostic test developments based on our existing product and service offerings, but need to expend significant investments to develop such products and services. There can be no assurance that we can obtain sufficient resources or capital from operations or future financings to support these development activities.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we commenced an “at-the-market,” or ATM, offering under an existing shelf registration statement to raise up to $11.5 million. As of September 30, 2017, we have raised approximately $8.4 million in gross proceeds under the ATM offering. We believe that additional equity financings are the most likely source of capital. There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

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

In July 2015, in connection with our acquisition of our subsidiary, AdvanDx, MGHIF made investments in the Company, including the $1 million A&R MGHIF Note, secured by a security interest in substantially all of our assets, including our intellectual property assets. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the A&R MGHIF Note, MGHIF has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

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

We are currently developing a new one to three hour antibiotic resistance diagnostic product that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and testing for antibiotic resistance. Development of new diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products. Our intent is to identify over 100 antibiotic resistance genes to help guide clinician antibiotic therapy decisions when test results are evaluated using the Acuitas Lighthouse. Although we have demonstrated preliminary feasibility, and confirmed genotype/phenotype predictive algorithms, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, identify and license a third-party rapid array platform, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests. In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts. We currently estimate that such antibiotic resistance diagnostic tests will be commercially available by 2019. Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

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

We have been awarded a contract by the Center for Disease Control, or CDC, and may enter into additional agreements with U.S. or other government agencies, which could be subject to uncertain future funding..

The presence of MDROs and the need for antibiotic stewardship activities have prompted state, federal and international government agencies to develop programs to combat the effects of MDROs. In October 2017, we were awarded a contract by the CDC to assess use of smartphone-based clinical decision support tools for antimicrobial stewardship and infection control in low- and middle-income countries.  Receipt of this funding is contingent on our successful implementation of the grant agreement with our collaboration partners.  If we fail to meet the obligations under the contract, our financial condition could be adversely affected.

In the future, we may seek to enter into additional agreements with governmental funding sources or contract with government healthcare organizations to sell our products and services. Under such agreements, we would rely on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal.

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

Our sales cycle for our marketed products and services is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

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

We currently manufacture our QuickFISH, PNA Fish and XpressFISH products in a leased facility located in Woburn, Massachusetts, however, we are currently in the process of re-locating such manufacturing capability to our Gaithersburg, Maryland facility. If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. We are in the process of obtaining all necessary FDA certifications with respect to such relocation.  If we are not successful in obtaining all necessary FDA certifications, it could delay our ability to manufacture these products. If any of these issues occur, it could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Public Company Status

We incur increased costs and demands on management as a result of compliance with laws and regulations applicable to public companies, which could harm our operating results.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Unregistered Sales of Equity Securities

In July 2017, the Company issued one Bridge Financing Notes to jVen Capital and warrants to purchase shares of common stock to jVen Capital and MGHIF in a private placement transactions as described in this Quarterly Report on Form 10-Q and in the Form D filed on June 20, 2017.

In September 2017, we issued common stock with an aggregate value of $110,000 to settle a dispute related to pre-Merger AdvanDx activities.  A Form D was filed on September 21, 2017.

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

10.2	Form of Secured Convertible Promissory Note #1 to be issued to jVen Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A, filed on July 10, 2017)

10.3	Form of Secured Promissory Note #2 and #3 to be issued to jVen Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, filed on July 10, 2017)

10.4

Second Amended and Restated Senior Secured Convertible Promissory Note, dated June 28, 2017, by and between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Current Report on Form 8-K/A, filed on June 28, 2017)

10.5

Securities Purchase Agreement, among the Registrant and the purchasers signatory thereto, dated as of July 12, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 14, 2017)

10.6	Engagement Letter with H.C Wainwright & Co., dated as of June 12, 2017 (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-1/A, filed on July 11, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	November 9, 2017