Form 10-K
period 2017-12-31
OPGEN INC
filed 2018-03-29
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017, was $11,102,412 (based upon the last reported sale price of $16.005 per share on June 30, 2017, on The Nasdaq Capital Market, as the stock price and number of shares is adjusted to reflect the one-for-twenty-five reverse stock split effected on January 17, 2018).

As of March 26, 2018, 5,289,919 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2018 annual meeting of stockholders to be filed by April 30, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) and certain information incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Annual Report, we refer to OpGen, Inc. as the “Company,” “OpGen,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the completion of our development efforts for the AMR Gene Panel for cUTI and Acuitas Lighthouse Software, and the timing of commercialization;
•	our ability to sustain or grow our customer base for our current products;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative agreements;
•	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report to confirm these statements to actual results or revised expectations.

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

PART I

Item 1. Business

Please refer to the Glossary at the end of this Business section for definitions or descriptions of scientific, diagnostic, healthcare, regulatory, and OpGen-specific terms used in this Annual Report.

Overview

We are a precision medicine company using molecular diagnostics and informatics to help combat infectious disease. We are developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

Our molecular diagnostics and informatics offerings combine our Acuitas® DNA tests and Acuitas Lighthouse® informatics platform for use with our proprietary, curated MDRO knowledgebase. We are working to deliver our products and services, some in development, to a global network of customers and partners.

•

Our Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include our Acuitas antimicrobial resistance, or AMR, Gene Panel u5.47 for complicated urinary tract infections in development as a clinical diagnostic test and available for Research Use Only, the QuickFISH® family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and our Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

•

Our Acuitas Lighthouse informatics systems are cloud-based HIPAA compliant informatics offerings that combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment. Components of our informatics systems include the Acuitas Lighthouse Knowledgebase and the Acuitas Lighthouse Software. The Acuitas Lighthouse Knowledgebase is a relational database management system and a proprietary data warehouse of genomic data matched with antibiotic susceptibility information for bacterial pathogens.  The Acuitas Lighthouse Software system includes the Acuitas Lighthouse Portal, a suite of web applications and dashboards, the Acuitas Lighthouse Prediction Engine, which is a data analysis software, and other supporting software components.  The Acuitas Lighthouse Software can be customized and made specific to a healthcare facility or collaborator, such as a pharmaceutical company.

We have established a number of collaborative arrangements to support execution of our business strategy as we work to address the more than $2 billion potential market for precision medicine MDRO solutions. Our relationship with Merck & Co., Inc. includes investment from Merck Global Health Innovation Fund, or MGHIF, and a research collaboration with Merck Sharp & Dohme, or MSD, to provide access to MSD’s 250,000 clinical isolate SMART bacterial surveillance archive. In December 2017, we entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions  division, whereby ILÚM Health Solutions will provide services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings.

In June 2017, we entered into a global supply agreement to provide customer access to Thermo Fisher Scientific’s products to support the commercialization of our Acuitas Rapid Test and Acuitas Lighthouse Software products in development to combat MDROs. We have worked closely with Intermountain Healthcare, or IHC, a leading integrated health system, to complete a comprehensive retrospective study to evaluate the burden and costs of antibiotic resistance at IHC. We are working to expand these established relationships and to enter into additional collaborative arrangements in the future.

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

We are developing a new high resolution AMR Gene Panel designed to determine pathogen levels in clinical specimens and the key drug resistance gene profiles of Gram-negative organisms. Following completion of our research and development efforts and receipt of appropriate regulatory approvals, we anticipate the AMR Gene Panel will be used in the clinical setting to provide pathogen and antibiotic resistance gene information to aid in decision-making for patients with complicated urinary tract infections, or cUTI, lower respiratory tract infections, and blood stream infections.

Lead Rapid Diagnostic and Acuitas Lighthouse Software

Our lead product in development is the Acuitas AMR Gene Panel u5.47 for patients at risk for cUTI. The AMR Gene Panel u5.47 is a direct test that will be able to be performed in under three hours to identify five pathogens associated with urinary tract infections and their levels and 47 genes associated with antibiotic resistance. We anticipate that the Acuitas Lighthouse Software will be used to provide additional interpretation of test results including probability of resistance for fourteen antibiotics commonly used to treat cUTI. Approximately 10,000 bacterial isolates from the Merck SMART surveillance network and other sources have been tested and added to the Acuitas Lighthouse Knowledgebase to support development and use of the Acuitas Lighthouse Software antibiotic resistance prediction decision-making algorithms. Preliminary performance data for E. coli and K. pneumonia in our Acuitas Lighthouse Software algorithms was presented at the ASM Microbe meeting in June 2017. Accuracy of prediction ranged from 77% to 96%. These data and additional data from our research combined with the anticipated results from the AMR Gene Panel u5.47 support the potential for the Acuitas Lighthouse Software to provide actionable antibiotic resistance prediction information directly from clinical specimens in under three hours. The figure below describes the potential workflow and anticipated results from our new testing approach.

Current Diagnostic Tests and Informatics Offerings

Our suite of DNA-based products and products in development are intended to provide actionable, precise diagnostic information supported by the proprietary genomic Acuitas Lighthouse Knowledgebase to facilitate data interpretation. The Acuitas DNA tests use multiplex PCR to help provide reliable and accurate detection of drug resistance. The QuickFISH tests are powered by PNA technology and provide rapid pathogen identification, typically in less than 30 minutes from a positive blood culture result. The Acuitas MDRO Gene Test is used for determining if acute care patients are colonized with MDROs. Positive samples are confirmed using microbiological methods and the Acuitas Resistome Test for high resolution genotyping. Test results are maintained in the Acuitas Lighthouse data warehouse for subsequent interpretation by physicians and healthcare providers.

Our Strategy

We are using our current product and service offerings, and will use our products in development to build and commercialize a comprehensive precision medicine solution for combatting infectious disease with a focus on developing diagnostic tests for rapid pathogen identification and genetic profiling, antibiotic resistance analysis and advanced informatics to store and analyze MDRO and other infectious disease data for hospitals, out-patient settings and other healthcare providers.

The two core components of our strategy are development and commercialization of rapid diagnostic tests and leveraging our Acuitas Lighthouse information services into new markets and channels.

•

Rapid diagnostics – We are developing OpGen-branded Acuitas AMR Gene Panel tests for use on the Thermo Fisher Scientific Applied Biosystems™ QuantStudio™ 5 Real-Time PCR System. The first of these new tests will be for management of patients with cUTI. We anticipate developing tests for additional clinical indications such as lower respiratory tract infections and for new antibiotic decision- making applications. The second rapid diagnostics growth driver will be through strategic partner relationships where we will work to expand channel access for our proprietary DNA tests through development and subsequent use of these tests, utilizing the Acuitas Lighthouse Software on established rapid in vitro diagnostic testing platforms.

•

Acuitas Lighthouse informatics and services – We are pursuing commercial opportunities to provide our Acuitas Lighthouse informatics and companion genomic testing to pharmaceutical companies and CROs, health systems, third party in vitro diagnostic companies, and government agencies. Through our Pharmaceutical/CRO services we are working to help accelerate clinical trials and new product launches and to establish early access for diagnostic tests to help guide decision-making for new antibiotics. Our focus in the health system segment is on helping guide antibiotic decision-making and supporting patient safety initiatives. We are actively pursuing government funding for development and deployment of our Acuitas Lighthouse informatics in the United States and internationally.

In support of our strategy we are working to:

•

complete development, clinical evaluations, obtain necessary regulatory approvals, and successfully commercialize our AMR Gene Panel u5.47 for cUTI with a goal of achieving three-hour antibiotic resistance analysis from the time of specimen collection;

•

continue clinical evaluations for the AMR Gene Panel u5.47 in the first half of 2018; in January 2018 we introduced the AMR Gene Panel u5.47 as an RUO test and have a goal of making a FDA 510(k) submission in the fourth quarter of 2018 to support commercial launch;

•	obtain third party funding to expand our AMR Gene Panel development and access to additional third party rapid testing platforms;
•	expand our business collaborations with Merck and other pharmaceutical companies;
•	capitalize on opportunities to deploy our Acuitas Lighthouse informatics and genomic testing for pharmaceutical/CRO services;
•

grow our Acuitas Lighthouse data warehouse offerings for resistance and susceptibility data in hospital, hospital system, or broader community applications through continued development of the Acuitas Lighthouse Knowledgebase;

•	seek government funding to advance programs focused on identification and treatment of MDROs; and
•	continue development of our Acuitas Lighthouse Software and work to install Acuitas Lighthouse Software to customer sites in the United States and globally.

Molecular Information Business

We are working to build a unique and highly proprietary molecular information business. Our approach combines FDA-cleared and CE-marked rapid diagnostics and CLIA lab-based MDRO surveillance tests with our Acuitas Lighthouse Software. We are developing an integrated solution based on a genomic knowledgebase of drug-resistant pathogens. Our approach involves sourcing thousands of pathogens from hospitals worldwide and completing genomic analysis including DNA sequencing and drug susceptibility testing of each individual pathogen. These data are combined along with hospital patient data and other information in our Acuitas Lighthouse Knowledgebase. We anticipate using this information and insights we derive from it to help power our rapid diagnostic products, healthcare management solutions and new applications to support pharmaceutical companies.

The lead products from our initial development work are the Acuitas AMR Gene Panel u5.47, which is in development as a clinical diagnostic for complicated urinary tract infections and clinical isolates and was released as a ROU product in the first quarter of 2018, and the Acuitas Lighthouse Software for managing and evaluating results from the AMR Gene Panel test. In conjunction with these development programs we have added and tested approximately 9,500 bacterial isolates from the SMART pathogen archive and added the results to the Lighthouse Knowledgebase which includes data from 15,000 bacterial isolates. In the future we anticipate developing additional AMR Gene Panel tests and expanding our software offerings.

Recent Events

Business Initiatives

In June 2017, the Company entered into a global supply agreement to use Thermo Fisher Scientific’s technology to support the commercialization of its rapid molecular products. Under the terms of the agreement, OpGen will commercialize the Acuitas Rapid Test for Pathogen ID and resistance genes on Thermo Fisher’s new mid-throughput real-time PCR system. In January 2018, the Company entered into a second global supply agreement to incorporate Thermo Fisher Scientific’s real-time PCR technology in the company’s Acuitas® AMR Gene Panel Tests. Specific products covered under these agreements include the QuantStudio 5 Real-Time PCR System, TaqMan® Fast Advanced Master Mix and TaqMan® Probes for quick, multiplexed gene detection.

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. To date, the Company has achieved a reduction in operating expenses of approximately 31 percent. The restructuring plans included work to consolidate the Company’s operations for FDA-cleared and CE marked products and research and development activities for the Acuitas AMR Gene Panel products and Acuitas Lighthouse Software in Gaithersburg, Maryland, and reduce the size of its commercial organization while the Company focused on development work.    The restructuring process was substantially completed by year-end, and is expected to be completed in the first quarter of 2018.

In October 2017, the Company announced that it was awarded a contract from the Centers for Disease Control and Prevention, or CDC, to develop smartphone-based clinical decision support solutions for antimicrobial stewardship, or AMS, and infection control in low- and middle-income countries. The one-year $860,000 award began September 30, 2017 and funds development and evaluation of cloud-based mobile software. The Company will work with partners ILÚM Health Solutions and Universidad El Bosque, or UEB, of Bogota, Colombia. The Company’s teaming partner ILÚM is providing its cloud- and mobile-based software platform, which integrates electronic patient data and local empiric treatment guidelines to support antimicrobial stewardship. The ILÚM platform is state-of-the-art mobile AMS software that is commercially available and in use in major medical centers. The mobile platform will be extended to quickly identify patients requiring infection control precautions, assist with the implementation of appropriate precautions, and assist with the collection and tracking of indicators for monitoring implementation of infection control precautions. The software will be translated to Spanish and will support WHONET data integration. WHONET is an information system developed to support the World Health Organization’s goal of global surveillance of bacterial resistance to antimicrobial agents. WHONET analyzes the data of over 4,000 laboratories worldwide and is used in more than 120 countries.

Corporate Events

Following receipt of approval from stockholders at a special meeting of stockholders held on January 17, 2018, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect a  reverse stock split of the issued and outstanding shares of our common stock, at a ratio of one share for twenty-five shares, and to reduce the authorized shares of our common stock from 200,000,000 to 50,000,000 shares. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock split.

On June 20, 2017, we received a notice from the Listing Qualifications Staff of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days to regain compliance with the rule.  On December 21, 2017, the Company received written notification, or the December Notice, from the Listing Qualifications Staff of Nasdaq, or the Staff, indicating that, based upon (i) the Company's continued non-compliance with the minimum bid price rule and (ii) the Company's inability to meet The Nasdaq Capital Market initial listing requirements, specifically maintaining a minimum of stockholders' equity, the Staff had determined that the Company was not eligible for an additional 180 day extension to meet the minimum bid price rule. On February 5, 2018, subsequent to completion of our reverse stock split, we received written notification from the Listing Qualifications Staff of Nasdaq that the minimum bid price deficiency of the Company’s stock had been cured, and the Company would continue to be listed and trade on The Nasdaq Stock Market. In addition, the Company was informed that it was in compliance with all applicable listing standards of The Nasdaq Capital Market as of that date.

Financings

On February 7, 2018, the Company closed a public offering, or the February 2018 Public Offering, of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, LLC, a Delaware limited liability company and principal stockholder of the Company and an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer, or jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000, each, a Bridge Financing Note and collectively, the Bridge Financing Notes. The purpose of the bridge financing was to provide capital while the Company pursued  a public offering described below. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible Series B preferred stock.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 5,634 shares with an exercise price of $19.50 per share, and warrants to acquire 6,350 shares with an exercise price of $17.25 per share.  The Company drew down on two of three Bridge Financing Notes during June and July, and repaid such outstanding Bridge Financing Notes in full upon the closing of the July 2017 Public Offering.

As a condition to the receipt of the bridge financing, the Company issued the Second Amended & Restated Senior Secured Promissory Note, or the MGHIF Note, to MGHIF, which extended the maturity date of the promissory note from, July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company increased the interest rate of the MGHIF Note to 10% per annum and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

On July 18, 2017, the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million, or the July 2017 Public Offering.  jVen Capital was one of the investors participating in the offering. Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes to jVen Capital in July 2017.  As of December 31, 2017, all of the pre-funded warrants have been exercised.

In September 2016, the Company entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company LLC, or Cowen, pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of the Company’s common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of December 31, 2017, the Company has sold an aggregate of approximately 372 thousand shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of December 31, 2017, remaining availability under the at the market offering is $2.7 million. During the year ended December 31, 2017, the Company sold approximately 227 thousand shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million.

Market Overview

Antibiotic Resistance – An Urgent Global Issue

We believe that antimicrobial resistance is an urgent global healthcare issue. MDROs have been prioritized as an urgent national and global threat by the CDC, the executive branch of the federal government and the WHO. In September 2014, The White House issued a National Strategy for Combating Antibiotic-Resistant Bacteria. This strategy calls for the strengthening of surveillance efforts to combat resistance, the development and use of innovative diagnostic tests for identification and characterization of resistant bacteria and antibiotic stewardship and development.

The CDC estimates that in the United States more than two million people are sickened every year with antibiotic-resistant infections, with at least 23,000 dying as a result. Antibiotic- resistant infections add considerable but often avoidable costs to the U.S. healthcare system. In most cases, these infections require prolonged and/or costlier treatments, extended hospital stays, additional doctor visits and healthcare facilities use, and result in greater disability and death compared with infections that are treatable with antibiotics. Estimates for the total economic cost to the U.S. economy are difficult to calculate but have been estimated to be as high as $20 billion in excess direct healthcare costs annually. As described in a December 2014 report issued by the Review on Antimicrobial Resistance commissioned by the U.K. Prime Minister, titled “Antimicrobial Resistance: Tackling a Crisis for the Health and Wealth of Nations,” 300 million people are expected to die prematurely because of drug resistance over the next 35 years, which could result in $60 to $100 trillion worth of lost economic output if the problem of antimicrobial drug resistance is not resolved.

Over the last decade multidrug-resistant Gram-negative bacteria, frequently referred to as Superbugs, have been implicated in severe HAIs, and their occurrence has increased steadily. For example, Klebsiella pneumoniae, or K. pneumoniae, is responsible for roughly 15% of Gram-negative infections in hospital intensive care units. Infections caused by KPC strains have few treatment options and are associated with a mortality rate upwards of 50%.

Exacerbating the problems associated with the emergence of these highly resistant KPC strains is their propensity to cause outbreaks in healthcare institutions. These pathogens persist both in the flora of hospitalized patients and in the hospital environment, and they have the capacity to silently colonize patients or hospital personnel by establishing residence in the gastrointestinal tract without causing any signs of infection. Individuals can be silently colonized or become asymptomatic carriers for long periods of time, with detection of these carriers often proving difficult. These silent carriers act as reservoirs for continued transmission, which makes subsequent spread difficult to control and outbreaks difficult to stop. In addition, KPC strains can survive for several hours on the hands of hospital personnel, which likely facilitates the spread of organisms from patient to patient. Effective control of KPC outbreaks requires a detailed understanding of how transmission occurs, but current technologies do not allow healthcare providers to routinely perform these investigations on a timely basis.

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

Products

Our lead product are the Acuitas® AMR Gene Panel u5.47 and the Acuitas Lighthouse Software. The Acuitas AMR Gene Panel u5.47 was introduced as an RUO test in the first quarter of 2018 and is under development as an in vitro diagnostic test to detect the most common bacterial causes of cUTI directly from urine. Our current product offerings include our QuickFISH and PNA FISH which are FDA-cleared, CE-marked IVD tests designed to rapidly identify antimicrobial- resistant pathogens significantly earlier than currently available conventional methods, our Acuitas MDRO Gene Test, Acuitas CR Elite Test and Acuitas Resistome Test, each a CLIA lab-based laboratory developed tests, or LDT, service that provides a profile of MDRO-resistant genes for surveillance and response to outbreaks, and our Acuitas Lighthouse informatics.

Acuitas AMR Gene Panel and Acuitas Lighthouse Software

The Acuitas® AMR Gene Panel u5.47 is a qualitative and semi-quantitative nucleic acid-based in vitro diagnostic test that is capable of simultaneous detection and identification of multiple bacterial nucleic acids and select genetic determinants of antimicrobial resistance in urine specimens or bacterial colonies isolated from urine. The Acuitas AMR Gene Panel u5.47 is intended as an aid in the diagnosis of specific agents of urinary tract infections, or UTI, for patients at risk of complicated urinary tract infection. The Acuitas AMR Gene Panel u5.47 employs automated deoxyribonucleic acid, or DNA, extraction on the Qiagen® EZ1® Advanced XL and multiplex real-time PCR on the Applied Biosystems™ QuantStudio 5™ PCR System. The Acuitas AMR Gene Panel u5.47 RUO test detects 47 gene targets which span 600 subtypes and convey resistance to 9 classes of antibiotics directly from urine and isolated colonies.  Gene families detected include: KPC, NDM, VIM, IMP, OXA, CTXM-1, CTXM-9, CMY, MCR, and resistance genes to fluoroquinolone antibiotics. From urine specimens, the Acuitas AMR Gene Panel u5.47 RUO will semi-quantitatively detect the most common bacterial causes of cUTI (E. coli, K. pneumoniae, P. aeruginosa, P. mirabilis, E. faecalis). While the test is currently designed to detect only 5 bacterial species, this test will detect resistance genes in other organisms if present without providing species identification. Test results are provided in under three hours, compared with traditional microbiology methods, which can take two to three days. The figure below describes the workflow for the Acuitas AMR Gene Panel u5.47 test and the Acuitas Lighthouse Software.

The Acuitas Lighthouse Software manages and evaluates data that identify the most common microbial causes of cUTI and key genetic determinants of antibiotic drug resistance, based on the amplification data of gene targets extracted from urine specimens. Through analysis of this data, the Acuitas Lighthouse Software can identify five bacterial species and predict resistance to up to fourteen  different antibiotics from across nine  antibiotic classes including: Aminoglycosides, Carbapenems, Cephalosporins, Fluoroquinolones, Polymyxins, Penicillins, Sulfonamides, Trimethoprim and Vancomycin. The Acuitas Lighthouse Software consists of the Acuitas Lighthouse Portal, a web application; the Acuitas Lighthouse Prediction Engine, data analysis software; and draws from the Lighthouse Knowledgebase, a relational database management system; and minor supporting software components. All components of this Acuitas Lighthouse Software are securely hosted in a cloud-hosted, web-based application. The input to Acuitas Lighthouse Software is a data file generated by processing the results from the Acuitas AMR Gene Panel u5.47 test through the Acuitas AMR Gene Panel u5.47 Gene Analysis Software. This input file indicates which gene targets were detected by the assay and is loaded into the Acuitas Lighthouse Software via an interface of the Acuitas Lighthouse Portal, accessed by the user through a web browser. The Acuitas AMR Gene Panel u5.47 Gene Analysis Software results are retained by the Acuitas Lighthouse Knowledgebase and are sent to the Acuitas Lighthouse Prediction Engine for analysis. The Acuitas Lighthouse Prediction Engine contains software implementations of data models that were derived using a training panel of thousands of bacterial isolates with detailed genotypic and phenotypic characterizations, all stored within the Acuitas Lighthouse Knowledgebase. These models, each specific to one (1) microbial species and antibiotic drug pairing, are used to make predictions of antibiotic resistance by analyzing the loaded input data. The results from the Acuitas Lighthouse Prediction Engine indicate whether there is evidence of resistance detected through the presence of specific genes, and if there is known intrinsic resistance to certain drugs. These final results are reported to the user via a Prediction Report and the Resistance Dashboard interface in the Acuitas Lighthouse Portal; both displays present the Acuitas Lighthouse Prediction Engine output in combination with selected input data and metadata, as well as the semi-quantitative counts of gene copies / mL for urine specimens. Development of the Acuitas Lighthouse Software and the Acuitas AMR Gene Panel u5.47 was the result of a comprehensive, multi-year development effort to help address urgent clinical needs for improved rapid antibiotic decision-making capabilities.

FISH Products

We have commercialized 12 QuickFISH and PNA FISH diagnostic test products in the United States and Europe for the identification of various infectious pathogens. The pathogens identified and differentiated by our FISH products are:

QuickFISH	PNA FISH
Staphylococcus	Staphylococcus
Enterococcus	Enterococcus
Gram-negative bacteria	Gram-negative bacteria
Candida	Candida

Our FISH products can provide pathogen identification and differentiation within 20 to 90 minutes of positive blood culture results. The tests provide actionable information that can be used by the healthcare provider to determine appropriate antibiotic therapy.

Approximately 80 U.S. hospital customers purchased our FISH products over the past twelve months, and we sell our FISH products to hospitals in 15 countries with antibiotic stewardship programs. Our hospital customers include academic medical centers, tertiary care hospitals and community hospitals.

Other Acuitas Products

Our high resolution DNA tests are marketed under the Acuitas trade name. We have developed Acuitas DNA tests, such as the Acuitas MDRO Gene Test, for use in our CLIA laboratory,

•

Our Acuitas MDRO Gene Test, launched in 2014, is, to our knowledge, the first CLIA lab-based test able to provide information regarding the presence of ten MDRO resistance genes from one patient specimen. The ten drug-resistant genes identified by our Acuitas MDRO Gene Test are associated with CRE, ESBL and VRE organisms, and are gastrointestinal organisms frequently associated with antibiotic-resistant infections. The test results can be used by healthcare providers to identify patients colonized with organisms expressing the drug-resistant genes or who are actively infected.

•

Our Acuitas CR Elite Test, launched in 2014, adds the ability for the healthcare provider to order a microbiology culture screen to be performed from the same specimen sent for our Acuitas MDRO Gene Test, thereby providing additional information about the organism(s) associated with an active infection, as well as an antibiotic susceptibility profile for such organism(s).

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

Acuitas Resistome Test results can be used in conjunction with the Acuitas CR Elite Test to provide high resolution Acuitas Lighthouse profiles. Our goal is to provide DNA test-based Acuitas Lighthouse profiles, within 24 hours of sample receipt, and, using the Acuitas CR Elite Test to supplement our Acuitas Lighthouse profiles, with biologically derived, phenotypic antibiotic susceptibility data within 48 hours. We anticipate improving the accuracy, over time, of our Acuitas Resistome Test by performing DNA sequence analysis of microbial isolates characterized within our Acuitas Lighthouse Knowledgebase. We believe our menu of genotypic and phenotypic tests along with our Acuitas Lighthouse informatics platform, will enable better surveillance and epidemiology, improved infection control practices, improved antibiotic stewardship and individualized patient care, as well as help to facilitate outbreak detection and response in healthcare settings.

Acuitas Lighthouse

Our Acuitas Lighthouse informatics platform enables proactive MDRO management to prevent in-hospital transmission events and to help improve patient outcomes. Using our Acuitas Lighthouse informatics, launched in December 2015, we offer trend analysis of patient specific data, data specific to individual hospital facilities and health systems, which can be accessed safely and confidentially by healthcare providers. Our Acuitas Lighthouse’s dynamic profiling incorporates identity, phenotype and MDRO gene presence and assigns unique microbe identifiers, or Acuitas Lighthouse profiles, based on MDRO gene composition, and antibiotic susceptibility, or AST, data. We believe our Acuitas Lighthouse profiling will provide a comprehensive diagnostic tracking tool for MDRO infections in the hospital setting. It is based on our CLIA- and HIPAA-compliant LIMS database system. We have developed a web-based portal to allow our customers access to LIMS-based lab reports and Acuitas Lighthouse data reports.

Research and Development

For the years ended December 31, 2017 and 2016, our research and development expenses were $6.9 million and $8.6 million, respectively. We intend to continue to invest in the development of additional Acuitas AMR Gene Panel tests and our Acuitas Lighthouse informatics platform, and to support commercial sales of our QuickFISH rapid identification tests. Our current focus is on completing the development of the Acuitas AMR Gene Panel u5.47 and our other product offerings to provide actionable, precise diagnostics powered by our Acuitas Lighthouse Software for rapid diagnostics of pathogens, determination of the appropriate antibiotics to treat the infection and accumulation of actionable surveillance data to provide information useful for monitoring and controlling outbreaks and promoting antibiotic stewardship.

Our ongoing and anticipated research and development efforts include:

•	development of the Acuitas AMR Gene Panel tests for additional indications, and clinical trial work to support a 510(k) application for commercial launch of the Acuitas AMR Gene Panel 5u.47;
•	continued investments in our Acuitas Lighthouse informatics platform, focused on (i) data warehouse and portal for MDRO data and (ii) antibiotic analysis;
•

expanding our clinical decision support capabilities by completing the work under the CDC contract to develop smartphone-based clinical decision support solutions for antimicrobial stewardship and infection control in low- and middle-income countries;

•	working with pharmaceutical companies to add new or recently FDA approved antibiotics to the Acuitas Lighthouse Software
•	further development of our Acuitas MDRO Gene Test, Acuitas Resistome Test and Acuitas Whole Genome Sequence Analysis; and
•	converting our CLIA lab-based products to IVD kits that can be sold, upon receipt of FDA clearance and other approvals, directly to our customers and to other clinical reference laboratories.

During 2018 we anticipate finalizing the regulatory approach for commercializing the Acuitas AMR Gene Panel u5.47 and the Acuitas Lighthouse Software. We believe that separate FDA 510(k) regulatory submissions will be required for both of these products. The objective is to complete clinical trials and analytical validation work to support FDA submissions during the fourth quarter of 2018. We anticipate the clinical trial will involve 4-5 clinical sites and the testing of approximately 5,000 clinical samples and bacterial isolates. The final scope of the clinical trial will be finalized following pre-submission meetings with the FDA.

Sales and Marketing

We currently sell and market our products and services directly in the United States through a dedicated sales and marketing support team. Internationally, we sell our products through a network of distributors in 11 countries. We operate a subsidiary in Denmark that provides support for our European customers and to distributors in other parts of the world. We anticipate expanding our commercial organization in conjunction with the anticipated FDA clearance to commercialize our Acuitas AMR Gene Panel u5.47 and Acuitas Lighthouse Software products. During 2018 our strategy to build demand for our products following receipt of such regulatory clearance includes completing clinical verification studies, sales of the AMR Gene Panel for Research Use Only, and in conjunction with such FDA clearance entering into channel partner co-marketing and distribution agreements.

We are generating data to support the commercialization of our Acuitas AMR Gene Panel u5.47 and Acuitas Lighthouse Software products through a structured clinical verification program including  academic medical centers and clinical collaborators. In March 2018 we announced the first of these agreements with Beth Israel Deaconess Medical Center in Boston. Participants in our clinical verification program will potentially participate in our FDA clinical trials. Results from these activities will support publications and peer to peer medical communications.

In the first quarter of 2018, we introduced the Acuitas AMR Gene Panel u5.47 for infection control purposes and pharmaceutical surveillance research as a Research Use Only test for cUTI. The Acuitas AMR Gene Panel u5.47 will be available while the Company completes clinical trials and regulatory submissions to support FDA clearance to commercialize such products for broader clinical use. We anticipate that customers who use the products as RUO tests for infection control and clinical research will serve as a potential installed base for the FDA cleared product in 2019. Our rapid pathogen identification FISH products are used by nearly 100 customers in the US and internationally. Many of these customers are potential customers for our FDA-cleared Acuitas AMR Gene Panel u5.47 test. We are working to expand our market reach by entering into strategic co-marketing relationships with larger diagnostic and pharmaceutical companies and by expanding our network of distributors globally.

We operate in one segment. Substantially all of our operations are in the United States. Total revenues from customers for the years ended December 31, 2017 and 2016 were $3.2 million and $4.0 million, respectively. Net loss for the years ended December 31, 2017 and 2016 was $15.4 million and $19.2 million, respectively. Total assets at December 31, 2017 and 2016 were $6.6 million and $9.0 million, respectively.

For the year ended December 31, 2017, revenue earned under the CDC contract represented 11% of total revenues. No individual customer represented in excess of 10% of revenues for the year ended December 31, 2016.

Competition

We believe we are currently the only company developing a molecular information business focused on leading a transformation in microbiology and infectious disease through precision medicine products and services that combine genomic data and informatics. Our approach combines proprietary DNA tests developed in our CLIA laboratory, FDA-cleared and CE-marked rapid diagnostics, and our Acuitas Lighthouse informatics and data warehouse offerings. Our competitors include rapid diagnostic testing and traditional microbiology companies, commercial laboratories, information technology companies, and hospital laboratories who may internally develop testing capabilities. Principal competitive factors in our target market include: organizational size, scale, and breadth of product offerings; rapidity of test results; quality and strength of clinical and analytical validation data and confidence in diagnostic results; cost effectiveness; ease of use; and regulatory approval status.

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Cepheid, Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems, GenMark, Curetis and Nanosphere. We believe our focus on identifying antibiotic-resistant genes, rather than primarily organisms, the genes and associated diseases included in our gene tests, and our Acuitas Lighthouse informatics offerings distinguish us from such competitors.

We also face competition from commercial laboratories, such as ARUP Laboratories, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and EuroFins, which have strong infrastructure to support the commercialization of diagnostic laboratory services.

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

Laboratory Operations

Our laboratory operations are headquartered at our CLIA-certified laboratory in Gaithersburg, Maryland, where we perform all Acuitas MDRO tests. Samples are transported to the laboratory by FedEx or by courier. Once received, samples are assessed for acceptability, accessioned into our LIMS, prepared for processing and analyzed with traditional microbiology culture methods or using molecular testing instrumentation. Laboratory test data is housed in a proprietary LIMS database that is CLIA and HIPAA compliant. Customers access CLIA laboratory test results through individual PDF test reports and through our Acuitas Lighthouse informatics. Our laboratory also performs testing for research and development, quality control, and for both the creation and ongoing maintenance of our Acuitas Lighthouse data warehouse.

We believe we have sufficient laboratory capacity to perform Acuitas testing for at least the next 24 months.

Manufacturing

During 2017, we manufactured our  FDA-cleared and CE-marked QuickFISH and PNA FISH products in our Woburn, Massachusetts facility. We are currently in the process of transferring these manufacturing operations to our Gaithersburg, Maryland facility.

Manufacturing of our FDA-cleared products is performed under the current Good Manufacturing Practices – Quality System Regulation as required by the FDA for the manufacture of IVD labeled products. These regulations carefully control the manufacture, testing and release of IVD products as well as raw material receipt and control. We also have ongoing postmarket surveillance and vigilance responsibilities under FDA regulations, and are subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form 483, warning letters, or other forms of enforcement. Our Woburn, Massachusetts facility was inspected by the FDA in 2015. Following such inspection, the FDA issued a report of its findings and observations, typically referred to as “Form 483 observations,” primarily related to our quality systems and testing policies and documentation. We have responded to all inspection observations within the required timeframe and have worked with the FDA’s Office of Compliance to satisfy all identified deficiencies.

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

Raw Materials and Suppliers

We procure PCR amplification reagents and the QuantStudio 5 Real-Time PCR System from Thermo Fisher Scientific. DNA purification reagents and the EZ1 DNA Purification System are procured from Qiagen, NV. We procure reagents, equipment, chips and other materials we use to perform our Acuitas MDRO Gene Test from sole suppliers such as Fluidigm Corporation. We purchase the PNA probes, glass slides and specialty consumables for our QuickFISH products from third party manufacturers who have long lead times and who manufacture several of these products for us on a sole source basis. We also purchase our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternative sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or whether alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to perform our Acuitas MDRO Gene Test or manufacture our QuickFISH products, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, our business would be negatively affected.

Payments and Reimbursement

Our Acuitas AMR Gene Panel, the Acuitas Lighthouse Software, MDRO test products, and our QuickFISH tests are, and other future products and services will be, sold to hospitals and public health organizations as products and on a fee-for-service basis. When hospital and health system clients purchase our QuickFISH tests we bill them directly for the purchase of test kits and consumables. Hospitals that purchase MDRO services from our CLIA laboratory are billed on a per test basis. In the future, we envision selling our Acuitas Lighthouse Software to health systems, hospitals and long-term care facilities under capitated, flat-rate contracts. We believe that hospitals will recoup costs of our products and services by obtaining reimbursement from the government or private insurance companies for in-bed occupancies, which traditionally includes all testing required for admitted patients. When our tests are used prior to hospital admission, hospitals, clinical laboratories, and other healthcare provider customers that purchase our products may bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products.

Intellectual Property

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. To that end, in order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. To that end, we rely on a combination of patents, copyrights and trademarks, as well as contracts, such as confidentiality, invention assignment and licensing agreements. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation. In addition, we have what we consider to be reasonable security measures in place to maintain confidentiality. Our intellectual property strategy is intended to develop and maintain our competitive position.

As of December 31, 2017, we had total ownership rights to 35 patents, including 19 pending United States non-provisional patent applications, and 16 issued United States patents. More specifically, as of December 31, 2017, related to our FISH products, we had ownership rights to 11 patents, including 3 pending United States non-provisional patent applications, and 8 issued United States patents. These issued patents began to expire in November 2024 and will be fully expired by March 2032. As of December 31, 2017, related to our Acuitas products, we had ownership rights to 4 patents, including 4 pending United States non-provisional patent applications and no issued United States patents. As of December 31, 2017, related to our other products, we had ownership rights to 20 patents, including 12 pending United States non-provisional patent applications, and 8 issued United States patents related to our other products. These issued patents began to expire in June 2026 and will be fully expired by May 2032. A majority of our issued and exclusively licensed FISH patents expired over the last five years. The remaining 14 exclusively licensed United States FISH patents expire between 2018 and 2023.

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

Clinical Laboratory Improvement Amendments of 1988

Congress passed CLIA in 1988, which provided CMS authority over all laboratory testing, except research that is performed on humans in the United States. The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations, has the responsibility for implementing the CLIA program.

The CLIA program is designed to establish quality laboratory testing by ensuring the accuracy, reliability and timeliness of patient test results. Under CLIA, a laboratory is a facility that does laboratory testing on specimens derived from humans and used to provide information for the diagnosis, prevention or treatment of disease, or impairment of, or assessment of health. Under the CLIA program, laboratories must be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to inspections and pay fees.

As a clinical reference laboratory, we are required to hold certain Federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of laboratory examinations we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We have a current Certificate of Compliance under CLIA and a Medical Laboratory Permit from the State of Maryland to perform clinical testing at our Gaithersburg, Maryland laboratory. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The regulatory and compliance standards applicable to the testing we perform may change over time, and any such changes could have a material effect on our business. Our current CLIA certificate expires on October 1, 2019, and our Medical Laboratory Permit expires on June 30, 2018.

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

Federal Oversight of Laboratory Developed Tests and Research-Use-Only Products

Clinical laboratory tests, like our Acuitas MDRO Gene Test, are regulated under CLIA, as well as by applicable state laws. Historically, most laboratory developed tests, or LDTs, were not subject to FDA regulations applicable to medical devices, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. The FDA defines the term “laboratory developed test” as an IVD test that is intended for clinical use and designed, manufactured and used within a single laboratory. We believe that our Acuitas MDRO test products are LDTs. Currently, the FDA exercises enforcement discretion with respect to LDTs such that it does not enforce provisions of the Food, Drug and Cosmetic Act applicable to IVD devices. In July 2014, due to the increased proliferation of LDTs for complex diagnostic testing, and concerns with several high-risk LDTs related to lack of evidentiary support for claims, erroneous results and falsification of data, the FDA notified Congress that it would issue guidance that, when finalized, would adopt a risk-based framework that would increase FDA oversight of LDTs. As part of this developing framework, the FDA issued draft guidance in October 2014, informing manufacturers of LDTs of its intent to collect information from laboratories regarding their current LDTs and newly developed LDTs through a notification process. In November 2016, the FDA announced that a final LDT Policy guidance would not be issued to allow for further public discussion on an appropriate oversight approach, to give FDA’s congressional authorizing committees the opportunity to develop a legislative solution to LDT regulation. The FDA further elaborated in January 2017 through a discussion paper the agency’s intended framework for potential regulation while also confirming that the FDA intends to continue to exercise enforcement discretion over LDTs at this time.

Some products are for RUO or for investigational use only, or IUO. RUO and IUO products are not intended for human clinical use and must be properly labeled in accordance with FDA guidance. Claims for RUOs and IUOs related to safety, effectiveness, or clinical utility or that are intended for human diagnostic or prognostic use are prohibited. In November 2013, the FDA issued guidance titled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only – Guidance for Industry and Food and Drug Administration Staff.” This guidance sets forth the requirements to utilize such designations, labeling requirements and acceptable distribution practices, among other requirements.

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

FDA’s Premarket Clearance and Approval Requirements

The FDA also has broad authority over the regulation of medical devices marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices. The FDA also regulates the export of medical devices manufactured in the United States to international markets.

Under the Food, Drug, and Cosmetic Act, or FDCA, the FDA classifies medical devices into one of three classes: Class 1, Class 2 or Class 3. Devices deemed to pose lower risk are placed into either Class 1 or Class 2.

Class 1 devices are deemed to pose the lowest risk to the patient. Accordingly, Class 1 devices are subject to the lowest degree of regulatory scrutiny and need only comply with the FDA’s General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the QSR as well as the general misbranding and adulteration prohibitions. Unless specifically exempted in the regulations, general controls require a company that intends to market a Class 1 device, like us, to gain clearance for marketing through the 510(k) process. Many Class 1 devices, however, are exempt from 510(k) clearance because the level of risk is low.

Class 2 devices are considered higher risk devices than Class 1 devices. Class 2 devices are subject to General Controls as well as additional Special Controls. Special Controls may include labeling requirements, mandatory performance standards, and post market surveillance. Generally companies that intend to market Class 2 devices, like us, must comply with applicable regulations and submit a 510(k) premarket submission for review to receive clearance to list and market their devices. The 510(k) must establish substantial equivalence to a predicate device. Some Class 2 devices are exempt from filing a 510(k) but in some instances, Class 2 devices may be required to file a Premarket Approval, or PMA, application.

Class 3 devices are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared device, and require a PMA before commercialization.

All medical device manufacturers must register their establishments with the FDA; such registrations require the payment of user fees. In addition, both 510(k) premarket submissions and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review. At this time our CLIA lab in Maryland is not required to register and list with the FDA; however, the Medical Device User Fee Act IV, or MFUFA IV, negotiations currently taking place between the FDA and medical device manufacturers include discussions regarding user fees for clinical laboratories running LDTs. This new fee would be in addition to the user fees required to operate a clinical laboratory.

The FDA has issued a regulation outlining specific requirements for “specimen transport and storage containers.” “Specimen transport and storage containers” are medical devices if “intended to contain biological specimens, body waste, or body exudate during storage and transport” so that the specimen can be used effectively for diagnostic examination. Since medical devices are subject to registration and listing requirements, the reporting of corrections and removals, and responsible for medical device reporting requirements, if the FDA were to determine that our sample collection container is a medical device, the manufacturer would be required to register and list with the FDA for us to use the container for diagnostic purposes. The specimen collection device would be exempt from premarket review, and from Quality System Regulation, or QSR, requirements except for recordkeeping and complaint handling requirements, so long as no sterility claims are made, but the manufacturer would still be required to comply with applicable regulations.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a new 510(k) notice, or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to products that we believe do not require new 510(k) clearances, but we cannot guarantee that the future enhancements, should they occur, will be exempt from new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if a device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process. A PMA application must be supported by extensive data including, but not limited to, analytical, preclinical, clinical trials, manufacturing, statutory preapproval inspections, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

After a PMA application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the QSR, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval application supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved PMA require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or the 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under a premarket approval.

Clinical Trials

Clinical trials are almost always required to support a PMA application and are usually required to support non-exempt Class 1 and Class 2 510(k) premarket submissions. Clinical trials may also be required to support certain marketing claims. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE application with the FDA and obtain IDE approval prior to conducting the human clinical trials. The IDE application must be supported by appropriate data, such as analytical, animal and laboratory testing results, manufacturing information, and an Investigational Review Board, or IRB approved protocol showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA prior to initiation of enrollment of human subjects. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA. If the clinical trial design is deemed to be “non-significant risk,” the clinical trial may eligible for the “abbreviated” IDE requirements; in some instances IVD clinical trials may be exempt from the more burdensome IDE requirements if certain labeling requirements are met. All clinical trials conducted to support a premarket submission must be conducted in accordance with FDA regulations and Federal and state regulations concerning human subject protection, including informed consent, oversight by an IRB and healthcare privacy requirements. A clinical trial may be suspended by the FDA or the IRB review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain approval of our product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Ministry of Health in the applicable country.

21st Century Cures Act

The 21st Century Cures Act contains several sections specific to antimicrobial innovation and antibiotic stewardship, and other provisions related to medical device innovations.  The Company believes that implementation of the 21st Century Cures Act may have a positive impact on the Company’s businesses through facilitating innovation and/or reducing the regulatory burden imposed on medical device manufacturers, especially those involved in antimicrobial susceptibility testing.  The Company cannot predict how and when these initiatives under the Act will be implemented at the federal or state level in which we may do business, or the effect any future regulation will have on us.

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

OpGen’s Woburn, Massachusetts facility is currently registered as an establishment with the FDA. If the LDTs performed in OpGen’s CLIA-certified lab were deemed medical devices by the FDA, then we and any third-party manufacturers of such devices would need to register with the FDA as medical device manufacturers and obtain all necessary state permits or licenses to operate our business. We and any third-party manufacturers would be subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. Our Woburn, Massachusetts facility was inspected by the FDA in 2015. Following such inspection, the FDA issued a report of its findings and observations, typically referred to as “Form 483 observations,” primarily related to our quality systems and testing policies and documentation. We have responded to all inspection observations within the required time frame and are working with the FDA’s Office of Compliance to satisfy the identified deficiencies.

Failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which might include any of the following sanctions: (1) untitled letters, Form 483 observations, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products; (7) operating restrictions; (8) withdrawing 510(k) clearances or PMA approvals that have already been granted; (9) refusal to grant export approval for our products; or (10) criminal prosecution.

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

Health Insurance Portability and Accountability Act

Under HIPAA, the Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by healthcare providers, such as us, and by certain vendors of ours, also known as our business associates. The regulations include limitations on the use and disclosure of protected health information and impose notification requirements in the event of a breach of protected health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties.

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

Other States’ Laboratory Licensing

In addition to Maryland, other states including California, Florida, New York, Pennsylvania, Rhode Island, and the District of Columbia, require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses to receive specimens from Pennsylvania, Florida, and New York. We intend to obtain licenses from additional states and jurisdictions where we believe we are required to be licensed, and believe we are in compliance with applicable licensing laws.

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

Glossary

The following scientific, healthcare, regulatory and OpGen-specific terms are used throughout this Annual Report:

“Acuitas AMR Gene Panel u5.47” is a qualitative and semi-quantitative nucleic acid-based in vitro diagnostic test that is capable of simultaneous detection and identification of multiple bacterial nucleic acids and select genetic determinants of antimicrobial resistance in urine specimens or bacterial colonies isolated from urine.

“Acuitas CR Elite” is a comprehensive test for detection of CRE including our Acuitas MDRO gene test, culture-based detection, and Acuitas resistome testing on positive specimens.

“Acuitas Lighthouse” is our informatics platform, developed internally to provide real-time information on the MDRO status for patients and hospitals. We combine our molecular test information and microbiology test results from our customized CLIA-based tests to create Acuitas Lighthouse profiles for hospitals, health systems and communities, which we call our Acuitas Lighthouse informatics, and we are developing Acuitas Lighthouse Software for use with our Acuitas AMR Gene Panel in development. Acuitas Lighthouse profiling facilitates MDRO tracking and results can be aggregated with hospital data to provide customized reports including alerts, prevalence, trend analysis and transmission information.

“Acuitas MDRO Gene Test” means our internally developed test that detects ten critical MDRO genes, including CRE (7 genes), ESBL (2 genes) and VRE-resistant organisms, from one patient swab.

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

“CDC” means the U.S. Centers for Disease Control and Prevention.

“CLIA” means the Clinical Laboratory Improvements Act of 1988, as amended.

“CLIA lab” means a clinical or reference laboratory meeting the requirements of the Clinical Laboratory Improvements Act of 1988, as amended.

“CMS” means the Centers for Medicare and Medicaid Services.

“CRE” means carbapenem-resistant Enterobacteriaceae, an MDRO.

“CRO” means carbapenem-resistant organisms, an MDRO.

“DNA sequencing” is the process of determining the precise order of nucleotides within a DNA molecule.

“epidemiologically linked” means situations where it is shown that one person is the source of an infection that spreads through contact to one or more other persons.

“ESBL” means extended spectrum beta lactamase bacteria.

“FDA” means the U.S. Food and Drug Administration.

“HAIs” means healthcare-associated infections. Such infections could arise first in the hospital or other healthcare setting, or could result from a patient, colonized with an organism, developing an active infection once admitted to the hospital or other healthcare setting.

“HIPAA” means the Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act. HIPAA and HITECH Act are Federal laws mandating security and privacy of protected personal health information of patients.

“informatics” refers to methods, algorithms and processes for the collection, classification, storage and analysis of biochemical and biological data and information using computers, especially as applied in molecular genetics and genomics. Our focus is on acquiring such data and information related to MDROs to assist in diagnosis and screening of patients and antibiotic stewardship initiatives by acute care hospitals. When we use the term “advanced informatics,” we mean informatics combined with higher levels of complexity, sophistication and subject matter expertise related to MDROs, diagnostics, antibiotic stewardship, and the development of associated analysis tools, or the novel application of existing informatics in future products or services. In this Annual Report, we also sometimes use the phrase “informatics products and services,” often interchangeably with “informatics platform,” to describe the Company’s focus on the use of informatics and advanced informatics in its current and future product and service offerings.

“informatics platform” means a combination of software tools and analytical processes that streamline the production and analysis of informatics data. When we use the term informatics platform, we are primarily referring to Acuitas Lighthouse.

“IVD” means in vitro diagnostic.

“KPC” means Klebsiella pneumoniae Carbapenemase, an MDRO.

“LIMS” means a laboratory information management system.

“MDRO” means a multidrug-resistant organism.

“PCR” means polymerase chain reaction.

“QSR” means Quality System Regulation.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“WHO” means the World Health Organization.

Employees

As of December 31, 2017, we had 43 employees worldwide, with 42 employed in the United States and 1 employed in Denmark. There are 35 full-time employees. The 42 employees in the United States primarily work in our Gaithersburg, Maryland and Woburn, Massachusetts locations. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2017 and 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2017 and 2016, we had net losses of $15.4 million and $19.2 million, respectively. From our inception through December 31, 2017, we had an accumulated deficit of $148.7 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2017 and 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2018, 2017, and 2016, including the February 2018 Public Offering, the July 2017 Public Offering, a private investment in public equity, or PIPE, in May and June 2016 to members of management, employees and accredited investors, including MGHIF and jVen Capital, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $37.1 million.

We expect to continue to incur significant operating expenses relating to, among other things:

•	developing our Acuitas AMR Gene Panel products and services for antibiotic resistance testing, and our automated rapid molecular diagnostic products;
•	commercializing our rapid pathogen identification and Acuitas MDRO and Acuitas Lighthouse informatics services;
•	developing, presenting and publishing additional clinical and economic utility data intended to increase clinician adoption of our current and future products and services;
•	expansion of our operating capabilities;
•	development of collaborative arrangements during 2018;
•	maintenance, expansion and protection of our intellectual property portfolio and trade secrets;
•	future clinical trials as we seek regulatory approval for some of our product offerings;
•	expansion of the size and geographic reach of our sales force and our marketing capabilities to commercialize potential future products and services; and
•	continued focus on recruiting and retaining our quality assurance and compliance personnel and activities.

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy.  We believe that current cash on hand including the February 2018 Public Offering will be sufficient to fund operations into the first quarter of 2019.  In the event we are unable to successfully raise additional capital during or before the first quarter of 2019, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing.  We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

We expect to make significant additional investment in the future related to our diagnostic products and services, which investments will require additional financing transactions through the issuance of equity or debt. If we are unable to make such investments our business will suffer.

We anticipate that we will need to make significant investments in our Acuitas AMR Gene Panel tests in development, Acuitas MDRO tests and Acuitas Lighthouse bioinformatics services in order to make our business profitable. We have identified potential synergies for future rapid diagnostic test developments based on our existing product and service offerings, but need to expend significant investments to develop such products and services. There can be no assurance that we can obtain sufficient resources or capital from operations or future financings to support these development activities.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we filed a shelf registration statement on Form S-3 to offer for sale and sell, from time to time, up to $50 million of shares of our common stock.  As a smaller reporting company, we are limited to sales under such shelf registration statement, or similar offerings, of no more than one-third of our public float over a rolling twelve-month period.  In September 2016, we commenced an “at the market,” or ATM, offering under the shelf registration statement to raise up to $11.5 million.  As of December 31, 2017, we have raised approximately $8.8 million under the ATM offering.  We believe that additional equity financings are the most likely source of capital.  There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand including the February 2018 Public Offering will be sufficient to fund operations into the first quarter of 2019.  In the event we are unable to successfully raise additional capital during or before the first quarter of 2019, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

In July 2015, in connection with our acquisition of our subsidiary, AdvanDx, MGHIF made investments in the Company, including the $1 million MGHIF Note, secured by a security interest in substantially all of our assets, including our intellectual property assets. The debt is due to be paid in July 2018. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the MGHIF Note, MGHIF has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

Our restructuring plans may not produce the cost savings we anticipate, and we may encounter difficulties associated with the related organizational change.

In June 2017, we commenced a restructuring of our operations to improve efficiency and reduce our cost structure. To date, we have achieved a reduction in operating expenses of approximately 31 percent. The restructuring plan anticipates that we will consolidate operations for our FDA-cleared and CE marked products and research and development activities for the Acuitas AMR Gene Panel in Gaithersburg, Maryland, and reduce the size of our commercial organization while we work to complete the development of our Acuitas AMR Gene Panel u5.47 test and Acuitas Lighthouse Software in development.

The restructuring is substantially complete, however, if we are unable to complete the objectives of the restructuring, our business and results of operations may be materially and adversely affected. We may not fully realize the anticipated benefits from our restructuring plans. Our restructuring plans may not adequately reduce expenses or produce the cost savings we anticipate or in the time frame we expect. Further restructuring activities may also be required in the future beyond what is currently planned, which could enhance the risks associated with these activities.

Moreover, the costs associated with the closing of our facility in Woburn, Massachusetts and consolidating our operations in Gaithersburg, Maryland are significant. In addition, our Gaithersburg facility may not meet the FDA and CE marked requirements.  If we are unable to consolidate our operations, receive the necessary regulatory approvals for our Gaithersburg facility, or sufficiently reduce our cash burn it could have a material adverse effect on our business, operating results and financial condition.

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

The current customers we are targeting for our Acuitas AMR Gene Panel and Acuitas Lighthouse Software test products and services are hospital systems, acute care hospitals, particularly those with advanced care units, such as intensive care units, community-based hospitals and governmental units, such as public health facilities. We need to provide a compelling case for the savings, patient safety and recovery, reduced length of stay and reduced costs that come from adopting our MDRO diagnosis and management products and services. If we are not able to successfully increase our customer base, sales of our products and our margins may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products and services, would adversely affect our ability to improve our operating results.

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

We are developing a new one to three hour antibiotic resistance diagnostic product that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and testing for antibiotic resistance. Development of new diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products. We have identified approximately 47 antibiotic resistance genes to help guide clinician antibiotic therapy decisions when test results are evaluated using the Acuitas Lighthouse Software. Although we have demonstrated preliminary feasibility, and confirmed genotype/phenotype predictive algorithms, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests. In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts. We currently estimate that such antibiotic resistance diagnostic tests will be commercially available by 2019. Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

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

We have been awarded a contract by the CDC, and may enter into additional agreements with U.S. or other government agencies, which could be subject to uncertain future funding.

The presence of MDROs and the need for antibiotic stewardship activities have prompted state, federal and international government agencies to develop programs to combat the effects of MDROs. In September 2017, we were awarded a contract by the CDC to assess use of smartphone-based clinical decision support tools for antimicrobial stewardship and infection control in low- and middle-income countries.  Receipt of this funding is contingent on our successful implementation of the grant agreement with our collaboration partners.  If we fail to meet the obligations under the contract, our financial condition could be adversely affected.

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

The sales cycles for our Acuitas AMR Gene Panel and Acuitas Lighthouse Software is lengthy, which makes it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period. Potential customers for our products typically need to commit significant time and resources to evaluate our products, and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products on a facility-wide basis can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial use of our products, has varied and could be 12 months or longer, which has made it difficult for us to accurately project revenues and operating results. In addition, the revenue generated from sales of our products may fluctuate from time to time due to changes in the testing volumes of our customers. As a result, our results may fluctuate on a quarterly basis, which may adversely affect the price of our common stock.

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

We rely principally on the commercialization of our QuickFISH and Acuitas Gene Panel test products and our Acuitas Lighthouse Software to generate future revenue growth. To date, the Acuitas MDRO test products and Acuitas Lighthouse services have delivered only minimal revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of hospitals, long-term care facilities and other inpatient healthcare settings that use our products. We have experienced very limited revenue and customer adoption for our Acuitas MDRO products and services to date. If demand for products does not increase as quickly as we have planned, we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of our products by our target markets, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

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

We sell our products through our own direct sales force, which sells our Acuitas AMR Gene Panel and Acuitas Lighthouse Software, our QuickFISH products, and our Acuitas Lighthouse surveillance product and services offerings. All of these products and services may be offered and sold to different potential customers or involve discussions with multiple personnel in in-patient facilities. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The inpatient healthcare industry is a large and diverse market. As a result, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

If the utility of our current products and products in development is not supported by studies published in peer-reviewed medical publications, the rate of adoption of our current and future products and services by clinicians and healthcare facilities may be negatively affected.

The results of our clinical and economic validation studies involving our Acuitas AMR Gene Panel and Acuitas Lighthouse Software have been presented at major infectious disease and infection control society meetings. We need to maintain and grow a continued presence in peer-reviewed publications to promote clinician adoption of our products. We believe that peer-reviewed journal articles that provide evidence of the utility of our current and future products and services, and adoption by key opinion leaders in the infectious disease market are very important to our commercial success. Clinicians typically take a significant amount of time to adopt new products and testing practices, partly because of perceived liability risks and the uncertainty of a favorable cost/benefit analysis. It is critical to the success of our sales efforts that we educate a sufficient number of clinicians and administrators about our products and demonstrate their clinical benefits. Clinicians may not adopt our current and future products and services unless they determine, based on published peer- reviewed journal articles and the experience of other clinicians, that our products provide accurate, reliable, useful and cost-effective information that is useful in MDRO diagnosis, screening and outbreak prevention. If our current and future products and services or the technology underlying our products and services or our future product offerings do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing our products, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenue from any product that is the subject of a study.

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

If our sole laboratory facility or manufacturing facility becomes inoperable, we will be unable to perform Acuitas MDRO test services, or manufacture our QuickFISH and PNA Fish products, and our business will be harmed.

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

We are completing the process of re-locating the manufacturing our QuickFISH and PNA Fish products from our leased facility located in Woburn, Massachusetts to our Gaithersburg, Maryland facility. If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. We are in the process of obtaining all necessary FDA certifications with respect to such relocation.  If we are not successful in obtaining all necessary FDA certifications, it could delay our ability to manufacture these products. If any of these issues occur, it could have a material adverse effect on our financial condition and results of operations.

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

We have incurred net losses since inception and do not expect to become profitable in 2018 or for several years thereafter. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these net operating loss carryforwards, or NOLs, and certain tax credit carryforwards to offset income before such unused NOLs tax credit carryforwards expire. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOLs and other pre- change tax attributes to offset its post-change income may be limited. The AdvanDx Merger resulted in an ownership change for AdvanDx and, accordingly, AdvanDx’s net operating loss carryforwards and certain other tax attributes in U.S. taxing jurisdictions are subject to limitations on their use after the AdvanDx Merger. OpGen’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the AdvanDx Merger. Additional ownership changes in the future could result in additional limitations on the use of our net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. We have not performed an analysis on previous ownership changes. It is possible that we have experienced an ownership change, or that we will experience an ownership change in the future. We had U.S. federal NOL carryforwards of $165.5 million and research and development tax credits of $2.6 million as of December 31, 2017, that may already be or could be limited if we experience an ownership change. In addition, the Tax Cuts and Jobs Act may limit the amount of losses incurred for tax years beginning after December 31, 2017 that can be used on a yearly basis. The limit is equal to 80 % of taxable income for a given year. However, losses incurred after December 31, 2017 may be carried forward indefinitely.

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

During the period from our initial public offering in May 2015 through March 26, 2018, the market price of our common stock fluctuated from a high of $136.00 per share to a low of $1.75 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on the Nasdaq Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Currently, approximately 9% of our common stock, on a fully diluted basis, is held by officers, directors and their affiliates, each of whom is subject to certain restrictions with regard to trading our common stock. This ownership may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, following the reverse stock split, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of March 26, 2018, we had outstanding warrants to acquire 4,198,876 shares of our common stock, and stock options to purchase 221,194 shares of our common stock. The expiration of the term of such options and warrants range from March 2019 to February 2025. A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. In addition, an amended and restated promissory note issued in June 2017 to MGHIF, and the related security agreement restricts our ability to pay cash dividends on our common stock.  We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

We issued warrants to purchase an aggregate of 25,102 shares of common stock to jVen Capital and MGHIF in connection with the bridge financing transactions.  These warrants must be revalued each reporting period.  Such assessments involve the use of estimates that could later be found to differ materially from actual results, which could have an adverse effect on our financial condition.

In June and July 2017, we issued warrants to purchase an aggregate 25,102 shares of common stock to jVen Capital and MGHIF in connection with the bridge financing transactions.  Each of these warrants has a put feature that allow the holder to put the warrants back to the Company for cash equal to the Black-Scholes value upon a change of control or fundamental transaction.  The warrants are each recorded as a liability on our financial statements, and we are required to revalue each of the warrants each financial quarter.  Such revaluations necessarily involve the use of estimates, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the warrants are exercised could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the warrants will equal the value in the future, and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition. In addition, as these warrants will be valued based upon the Black-Scholes value, which assesses a value to the warrants even if the exercise price is below the current fair market value of the underlying security, warrant holders could get a disproportionate amount of the consideration upon a change of control or fundamental transaction under certain circumstances.

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

In March 2010 both the Patient Protection and Affordable Care Act, or Affordable Care Act, and the reconciliation law known as Health Care and Education Reconciliation Act, with the Affordable Care Act, the 2010 Health Care Reform Legislation, were enacted. The constitutionality of the 2010 Health Care Reform Legislation was confirmed twice by the Supreme Court of the United States. The 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the new health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. The U.S. Congress is seeking to replace the 2010 Health Care Reform Legislation. At this time the Company is not certain as to the impact of federal health care legislation on its business.

The 2010 Health Care Reform Legislation subjects manufacturers of medical devices to an excise tax of 2.3% on certain U.S. sales of medical devices beginning in January 2013. This excise tax has been suspended currently, and we anticipate that this may be repealed. If eventually implemented, this excise tax will likely increase our expenses in the future.

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

In July 2015, we issued a senior secured promissory note, in the principal amount of $1 million to MGHIF. Such promissory note is secured by a lien on our assets, including our intellectual property assets. If we default on our payment obligations under this secured promissory note, MGHIF has the right to control the disposition of our assets, including our intellectual property assets. If such default occurs, and our intellectual property assets are sold or licensed, our business could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases 20,939 square feet of office and laboratory space at our headquarters in Gaithersburg, Maryland. Pursuant to this lease agreement, as amended, our lease will continue in effect until January 31, 2021 and may be renewed for one additional five-year period at the Company’s election. The Company also leases 12,770 square feet of office space at its facility in Woburn, Massachusetts under an operating lease that expires in January 2022, and provides the Company with options to extend the lease beyond the current expiration date. Additionally, the Company leases 2,967 square feet of office space in Denmark; this lease is currently on a month-to-month basis. Rent expenses under the Company’s facility operating leases for the years ended December 31, 2017 and 2016 were $949,244 and $1,000,726, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and IPO warrants have traded on The NASDAQ Capital Market under the symbols “OPGN” and “OPGNW,” respectively, since May 5, 2015. Prior to such time, there was no public market for our common stock or our warrants. The following table shows the high and low sales price for our common stock and IPO warrants as reported by The Nasdaq Capital Market for the periods indicated:

	High	Low
Common Stock:
Year Ended December 31, 2017
Fourth Quarter	$10.25	$3.78
Third Quarter	$16.76	$5.30
Second Quarter	$31.25	$13.00
First Quarter	$46.25	$24.50
IPO Warrants:
Year Ended December 31, 2017
Fourth Quarter	$2.10	$0.25
Third Quarter	$4.88	$1.50
Second Quarter	$10.00	$0.88
First Quarter	$4.50	$1.50
	High	Low
Common Stock:
Year Ended December 31, 2016
Fourth Quarter	$77.50	$21.75
Third Quarter	$116.25	$34.00
Second Quarter	$54.50	$25.50
First Quarter	$49.20	$34.00
IPO Warrants:
Year Ended December 31, 2016
Fourth Quarter	$7.48	$2.01
Third Quarter	$17.00	$3.13
Second Quarter	$11.50	$2.80
First Quarter	$9.25	$4.61

Stockholder Information

As of March 26, 2018, there were approximately 34 stockholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Dividends

We have not paid cash dividends in the years ended December 31, 2017 and 2016. We do not anticipate paying cash dividends in the foreseeable future, as we intend to use our revenue and capital to advance our product development and commercialization activities.

Sales of Unregistered Securities

In July 2017, the Company issued one Bridge Financing Notes to jVen Capital and warrants to purchase shares of common stock to jVen Capital and MGHIF in a private placement transactions as described in this Annual Report on Form 10-K and in the Form D filed on June 20, 2017. The private placement was made in accordance with Rule 506 promulgated under the Securities Act.

In September 2017, we issued 15,482 shares of common stock to settle a dispute related to pre-Merger AdvanDx activities.  A Form D was filed on September 21, 2017. The private placement was made in accordance with Rule 506 promulgated under the Securities Act.

Use of Proceeds from the Sale of Registered Securities

As of December 31, 2017, we have used all of the net cash proceeds from our July 2017 Public Offering for sales and marketing, research and development and working capital purposes. There has been no material change in our planned use of the balance of the net proceeds from the July 2017 Public Offering as described in our final prospectus dated July 12, 2017 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 14, 2017.

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

Overview

OpGen was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the Merger with AdvanDx (“the Merger”). Pursuant to the terms of a Merger Agreement, Velox Acquisition Corp., OpGen’s wholly owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx with AdvanDx surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx are collectively referred to hereinafter as the “Company.” The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland and Woburn, Massachusetts. The Company also has operations in Copenhagen, Denmark. The Company operates in one business segment.

OpGen is a precision medicine company using molecular diagnostics and informatics to help combat infectious disease. The Company is developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms. The Company’s proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

The Company’s molecular diagnostics and informatics offerings combine its Acuitas DNA tests and Acuitas Lighthouse informatics platform for use with its proprietary, curated MDRO knowledgebase. The Company is working to deliver products and services, some in development, to a global network of customers and partners.

•

The Company’s Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include the Acuitas AMR Gene Panel u5.47 for complicated urinary tract infections in development as a clinical diagnostic test and available for Research Use Only, the QuickFISH® family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and the Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

•

The Company’s Acuitas Lighthouse informatics systems are cloud-based HIPAA compliant informatics offerings that combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment.

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

2017 Financing Transactions

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2017:

•

On July 18, 2017, the Company closed its July 2017 Public Offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital, an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer, and three employees of the Company participated in the July 2017 Public Offering.  Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes to jVen Capital in July 2017.

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of bridge financing notes, each a Bridge Financing Note. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  In connection with the Bridge Financing Notes, the Company issued jVen Capital stock purchase warrants to acquire 5,633 shares with an exercise price of $19.50 per share, and stock purchase warrants to acquire 6,349 shares at an exercise price of $17.25 per share.  On June 14, 2017, the Company drew down on the first of three Bridge Financing Notes, with $1 million remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was never issued.  The outstanding Bridge Financing Notes were repaid in full upon the closing of the July 2017 Public Offering.

•

On June 6, 2017, as amended on June 28, 2017, the Company issued the amended and restated MGHIF Note to MGHIF, which extended the maturity date of the MGHIF Note from July 14, 2017 to July 14, 2018. In return for MGHIF's consent to such extension, the Company increased the interest rate of the MGHIF Note to 10% per annum and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

•

During the year ended December 31, 2017, the Company sold approximately 227 thousand shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million.

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

	Year Ended December 31,
	2017	2016
Revenue
Product sales	$2,771,869	$3,524,178
Laboratory services	41,960	228,904
Collaboration revenue	397,178	272,603
Total revenue	$3,211,007	$4,025,685

Our total revenue for the year ended December 31, 2017 decreased 20%, to $3.2 million from $4.0 million, when compared to the same period in 2016. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of 21% in 2017 as compared to 2016 is primarily attributable to a reduction in the sale of our legacy Argus Whole Genome Mapping System, or Argus, products, as we transitioned from our legacy mapping products to the introduction of Acuitas MDRO products sales, and a reduction in the sale of our rapid pathogen ID testing products;

•	Laboratory Services: the decrease in revenue of 82% in 2017 as compared to 2016 is a result of decreases in sales of our Acuitas MDRO test products; and
•	Collaboration Revenue: the increase in collaboration revenue of 46% in 2017 as compared to 2016 is primarily the result of increased revenue associated with our CDC contract

Operating expenses

	Year Ended December 31,
	2017	2016
Cost of products sold	$1,612,838	$1,658,571
Cost of services	520,338	631,333
Research and development	6,883,293	8,613,236
General and administrative	6,692,659	6,602,608
Sales and marketing	2,767,670	5,529,274
Total operating expenses	$18,476,798	$23,035,022

The Company’s total operating expenses for the year ended December 31, 2017 decreased 20%, to $18.5 million from $23.0 million, when compared to the same period in 2016. This decrease is primarily attributable to:

•

Costs of products sold: expenses for the year ended December 31, 2017 decreased approximately 3% when compared to the same period in 2016. The change in costs of products sold is primarily attributable to the decrease in legacy Argus sales offset by increased payroll and facility costs;

•

Costs of services: expenses for the year ended December 31, 2017 decreased approximately 18% when compared to the same period in 2016. The change in costs of services is primarily attributable to a decrease in sales of Acuitas Lighthouse services;

•

Research and development: expenses for the year ended December 31, 2017 decreased approximately 20% when compared to the same period in 2016, primarily due to a decrease in costs related to the automated rapid pathogen identification project;

•	General and administrative: expenses for the year ended December 31, 2017 increased approximately 1% when compared to the same period in 2016, primarily due to legal costs
•

Sales and marketing: expenses for the year ended December 31, 2017 decreased approximately 50% when compared to the same period in 2016, primarily due to costs associated with marketing studies conducted in the first half of 2016 and the reductions in the size of our commercial organization that occurred in June through December 2017.

Other income (expense)

	Year Ended December 31,
	2017	2016
Interest expense	$(233,505)	$(143,347)
Foreign currency transaction gains/(losses)	23,179	(8,102)
Change in fair value of derivative financial instruments	144,064	-
Interest and other expense	(87,255)	(5,967)
Total other expense	$(153,517)	$(157,416)

Other expense for the year ended December 31, 2017 decreased to a net expense of $153,517 from a net expense of $157,416 in the same period of 2016. The decrease was primarily a result of gains recognized due to the change in fair value of warrant liabilities offset by an increase in interest expense due to the issuance of the Bridge Financing Notes and modification of the MGHIF Note in June 2017 as well as the expense of the unamortized discount on the Bridge Financing Notes at repayment.

Liquidity and capital resources

On February 7, 2018, the Company closed a public offering, or the February 2018 Public Offering, of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.

At December 31, 2017, the Company had cash and cash equivalents of $1.8 million, compared to $4.1 million at December 31, 2016. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2017 and 2016, including:

On July 18, 2017, the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre‑funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million as described above under "2017 Financing Transactions."

On May 31, 2017, the Company entered the bridge financing transaction with jVen Capital described above under "2017 Financing Transactions."

A condition to the receipt of the bridge financing was an extension of the maturity date of the MGHIF Note from July 14, 2017 to July 14, 2018. In return for MGHIF's consent to such extension, the Company issued the amended and restated MGHIF Note to increase the interest rate to 10% and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on the Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of December 31, 2017, the Company has sold an aggregate of approximately 372 thousand shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of December 31, 2017, remaining availability under the at the market offering is $2.7 million. During the year ended December 31, 2017, the Company sold approximately 227 thousand shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand including the February 2018 Public Offering will be sufficient to fund operations into the first quarter of 2019. This has led management to conclude that there is substantial doubt about the Company's ability to continue as a going concern.  In the event the Company is unable to successfully raise additional capital during or before the first quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(14,303,880)	$(17,250,637)
Net cash used in investing activities	(276,950)	(123,514)
Net cash provided by financing activities	12,348,194	13,664,690

Net cash used in operating activities

Net cash used in operating activities in 2017 consists primarily of our net loss of $15.4 million, reduced by certain non-cash items, including depreciation and amortization expense of $0.7 million, share-based compensation of $0.9 million, partially offset by the net change in operating assets and liabilities of $0.6 million. Net cash used in operating activities for 2016 consists primarily of our net loss of $19.2 million, reduced by certain non-cash items, including depreciation and amortization expense of $0.7 million, share-based compensation expense of $0.9 million, and the net change in operating assets and liabilities of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities in 2017 and 2016 consisted solely of the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities in 2017 of $12.3 million consisted primarily of net proceeds from the July 2017 Public Offering, the at the market offering and from the issuance of Bridge Financing Notes. Net cash provided by financing activities in 2016 of $13.7 million consisted primarily of the net proceeds from our private placement of common stock, non-voting convertible preferred stock and stock purchase warrants and issuance of common stock under the ATM offering.

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

Revenue Recognition

Revenue for the sales of QuickFISH and PNA FISH diagnostic test products is recognized upon shipment to the customer.

The Company recognizes revenue associated with laboratory services contracts when the service has been performed and reports are made available to the customer.

The Company recognizes revenue primarily from sales of AdvanDx diagnostic products, providing laboratory services, and from “funded software development” arrangements with collaborative parties. Revenue is recognized when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. At times, the Company sells products and services, or performs software development, under multiple-element arrangements with separate units of accounting; in these situations, total consideration is allocated to the identified units of accounting based on their relative fair value and revenue is then recognized for each unit based on its specific characteristics.

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

Recent accounting pronouncements

In May 2014, the FASB issued an Accounting Standards Update (“ASU”) for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company has identified its major revenue streams and has completed its formal contract review and the Company will adopt this guidance effective January 1, 2018. The Company will adopt this guidance using the modified retrospective method. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, the Company did not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

As of December 31, 2017, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (2013)."

Based on this assessment, management has concluded that, as of December 31, 2017, internal control over financial reporting is effective based on these criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, the related notes to the consolidated financial statements and the report of CohnReznick LLP, independent registered public accounting firm, are filed herewith following the signature page.

(a)(2) Financial Statement Schedules.

Not applicable.

(a)(3) Exhibits: See below

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015)

3.2

Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant, dated June 6, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on June 6, 2016)

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2018)

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form S-1, File No. 333-202478, filed on March 3, 2015)

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Form S-1, Amendment No. 6, File No. 333-202478, filed on April 28, 2015)

4.2

Form of Warrant to Purchase Common Stock (issued to jVen Capital, LLC and Merck Global Health Innovation Fund) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K Amendment No. 2, filed on July 10, 2017)

4.3

Form of Pre-Funded Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.4	Form of Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.5 *	Form of Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.6	Form of Common Stock Purchase Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrants Form S-1, Amendment No. 2, File No. 333-218392, filed on July 11, 2017)

4.7	Form of Placement Agent Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1, File No. 333-218392, filed on July 11, 2017)

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

10.1.2

Second Amendment to Lease Agreement, dated as of August 15, 2012, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1.2 of Form S-1, File No. 333-202478, filed March 3, 2015)

Exhibit Number	Description

10.1.3	Third Amendment to Lease, dated as of December 30, 2013, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1.3 of Form S-1, File No. 333-202478, filed March 3, 2015)

10.1.4

Fourth Amendment to Lease Agreement, dated as of March 21, 2014, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.4 of Form S-1, File No. 333-202478, filed March 3, 2015)

10.1.5

Fifth Amendment to Lease Agreement, dated as of March 20, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1.5 of Form S-1, Amendment No. 1, File No. 333-202478, filed on March 20, 2015)

10.1.6

Sixth Amendment to Lease Agreement (and Amendment to Reimbursement Agreement), dated as of April 30, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1.6 of Form S-1, Amendment No.8, File No. 333-202478, filed on May 1, 2015)

10.1.7

Seventh Amendment to Lease Agreement, dated as of June 30, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed on July 7, 2015)

10.1.8

Eighth Amendment to Lease Agreement, dated September 8, 2015, between the Registrant and the Landlord (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q, filed on November 13, 2015)

10.2

Lease Extension #6, dated October 14, 2016, by and between the Registrant and Cummings Properties, LLC (related to AdvanDx facility) (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q, filed November 14, 2016)

10.3

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 of Form S-1, File No. 333-202478, filed on March 3, 2015)

10.4 *	2015 Equity Incentive Plan, as amended and restated on March 29, 2018

10.5 !	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.16 to the Registrant's Form S-1, Amendment No. 2, File No. 333-202478, filed on April 6, 2015)

10.6

Warrant Agreement, dated as of May 8, 2015, between the Registrant and Philadelphia Stock Transfer, Inc., as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K, filed on May 13, 2015)

10.7.1 !

Form of Stock Option Agreement under the 2015 Equity Incentive Plan for employees and consultants (incorporated by reference to Exhibit 10.9.14 to the Registrant's Annual Report on Form 10-K, filed on March 24, 2017)

10.7.2 !

Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (initial grant) (incorporated by reference to Exhibit 10.9.24 to the Registrant's Annual Report on Form 10-K, filed on March 24, 2017)

10.7.3 !

Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (annual grant) (incorporated by reference to Exhibit 10.9.34 to the Registrant's Annual Report on Form 10-K, filed on March 24, 2017)

10.8 !	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.410 to the Registrant's Annual Report on Form 10-K, filed March 24, 2017)

10.9

Common Stock and Note Purchase Agreement, dated as of July 14, 2015, between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 16, 2015)

10.10

Senior Secured Promissory Note, dated as of July 14, 2015, between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2015)

10.11

Third Amended and Restated Investors' Rights Agreement, dated as of December 18, 2013, among the Registrant and, certain investors (registration rights provisions) (incorporated by reference to Exhibit 4.2 to the Registrant's Form S-1, File No. 333-202478, filed on March 3, 2015)

10.12

Registration Rights Agreement, dated as of July 14, 2015, among the Registrant, Merck Global Health Innovation Fund, LLC, SLS Invest AB and LD Pensions (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on July 16, 2015)

10.13

Letter Agreement, dated July 12, 2015, between the Registrant and Fluidigm Corporation (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, filed on August 14, 2015)

Exhibit Number	Description

10.14

Securities Purchase Agreement, dated as of May 12, 2016, by and between the Registrant the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 17, 2016)

10.15

Amended and Restated Securities Purchase Agreement, dated as of May 18, 2016, by and between the Registrant and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 20, 2016)

10.16 !

Stock Option Award Agreement, dated April 28, 2016, by and between the Registrant and Evan Jones (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, filed on August 11, 2016)

10.17

Common Stock Sales Agreement, dated September 13, 2016, by and between the Registrant and Cowen and Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 14, 2016)

10.18

Amended & Restated Note Purchase Agreement, dated as of July 10, 2017, by and between the Registrant and jVen Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K, Amendment No.2, filed on July 10, 2017)

10.19	Form of Secured Convertible Promissory Note #1 to be issued to jVen Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, filed on July 10, 2017)

10.20	Form of Secured Promissory Note #2 and #3 to be issued to jVen Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A, filed on July 10, 2017)

10.21

Amended and Restated Registration Rights Agreement, dated as of June 6, 2017, by and between the Registrant and the Investors party thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on June 6, 2017)

10.22

Second Amended & Restated Senior Secured Promissory Note, dated June 28, 2017, by and between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Current Report on Form 8-K, Amendment No.1, filed on June 28, 2017)

10.23±

Supply Agreement, dated as of June 15, 2017, by and between the Registrant and Life Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 19, 2017)

10.24

Securities Purchase Agreement, dated as of July 12, 2017, among the Registrant and the purchasers signatory thereto, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 14, 2017)

10.25

Engagement Letter with H.C Wainwright & Co., dated as of June 12, 2017 (incorporated by reference to Exhibit 1.2 to the Registrant's Registration Statement on Form S-1, Amendment No. 2, File No. 333-218392, filed on July 11, 2017)

10.26 !

Amended and Restated Executive Change in Control and Severance Benefits Agreement, dated January 29, 2018, by and between the Registrant and Vadim Sapiro (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on January 29, 2018)

10.27 !

Executive Change in Control and Severance Benefits Agreement, dated January 29, 2018, by and between the Registrant and Timothy C. Dec (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on January 29, 2018)

10.28

Form of Securities Purchase Agreement between the Registrant and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2018)

10.29

Engagement Letter, dated as of December 18, 2017, between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-222140, filed on January 31, 2018)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of CohnReznick LLP

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity, (iv) Statements of Cash Flows and (v) the Notes to the Financial Statements

*	Filed herewith
!	Denotes management compensation plan or contract
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

Date: March 29, 2018

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date: March 29, 2018

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

Signature	Title	Date

/s/ Evan Jones	Chief Executive Officer and Director	March 29, 2018
Evan Jones	(principal executive officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 29, 2018
Timothy C. Dec	(principal financial officer and principal accounting officer)

/s/ Harry J. D’Andrea	Director	March 29, 2018
Harry J. D’Andrea

/s/ Timothy J.R. Harris	Director	March 29, 2018
Timothy J.R. Harris

/s/ Tina S. Nova	Director	March 29, 2018
Tina Nova

/s/ David M. Rubin	Director	March 29, 2018
David M. Rubin

/s/ Misti Ushio	Director	March 29, 2018
Misti Ushio

OPGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OpGen, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OpGen, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United Stated of America.

The Company’s Ability to Continue as a Going Concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations since inception and will need additional capital to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Vienna, Virginia

March 29, 2018

OpGen, Inc.

Consolidated Balance Sheets

As of December 31,

	2017	2016
Assets
Current assets
Cash and cash equivalents	$1,847,171	$4,117,324
Accounts receivable, net	809,540	542,420
Inventory, net	533,425	692,368
Prepaid expenses and other current assets	311,644	329,646
Total current assets	3,501,780	5,681,758
Property and equipment, net	835,537	800,723
Goodwill	600,814	600,814
Intangible assets, net	1,353,182	1,620,998
Other noncurrent assets	328,601	279,752
Total assets	$6,619,914	$8,984,045
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,691,712	$2,232,563
Accrued compensation and benefits	746,924	578,480
Accrued liabilities	1,160,714	1,215,283
Deferred revenue	24,442	37,397
Short-term notes payable	1,010,961	1,023,815
Current maturities of long-term capital lease obligation	154,839	184,399
Total current liabilities	4,789,592	5,271,937
Deferred rent	290,719	398,084
Warrant liability	8,453	—
Long-term capital lease obligation and other noncurrent liabilities	130,153	146,543
Total liabilities	5,218,917	5,816,564
Commitments (Note 8)
Stockholders' equity
Common stock, $0.01 par value; 200,000,000 shares authorized; 2,265,320 and 1,012,171 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	22,653	10,122
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	150,114,671	136,442,302
Accumulated other comprehensive (loss)/income	(25,900)	6,176
Accumulated deficit	(148,710,427)	(133,291,119)
Total stockholders’ equity	1,400,997	3,167,481
Total liabilities and stockholders’ equity	$6,619,914	$8,984,045

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For The Years Ended December 31,

	2017	2016
Revenue
Product sales	$2,771,869	$3,524,178
Laboratory services	41,960	228,904
Collaboration revenue	397,178	272,603
Total revenue	3,211,007	4,025,685
Operating expenses
Cost of products sold	1,612,838	1,658,571
Cost of services	520,338	631,333
Research and development	6,883,293	8,613,236
General and administrative	6,692,659	6,602,608
Sales and marketing	2,767,670	5,529,274
Total operating expenses	18,476,798	23,035,022
Operating loss	(15,265,791)	(19,009,337)
Other income/(expense)
Interest and other expense	(87,255)	(5,967)
Interest expense	(233,505)	(143,347)
Foreign currency transaction gains/(losses)	23,179	(8,102)
Change in fair value of derivative financial instruments	144,064	—
Total other expense	(153,517)	(157,416)
Loss before income taxes	(15,419,308)	(19,166,753)

Provision for income taxes	—	—
Net loss	(15,419,308)	(19,166,753)

Preferred stock dividends and beneficial conversion	—	(332,550)
Net loss available to common stockholders	$(15,419,308)	$(19,499,303)
Net loss per common share - basic and diluted	$(9.80)	$(27.59)
Weighted average shares outstanding - basic and diluted	1,573,769	706,702
Net loss	$(15,419,308)	$(19,166,753)
Other comprehensive (loss)/income - foreign currency translation	(32,076)	7,235
Comprehensive loss	$(15,451,384)	$(19,159,518)

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Preferred Stock		Additional	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid- in Capital	Comprehensive (Loss) / Income	Accumulated Deficit	Total
Balances at December 31, 2015	501,907	$5,019	—	—	$121,611,452	$(1,059)	$(114,124,366)	$7,491,046
Stock option exercises	2,660	27	—	—	23,744	—	—	23,771
Private offering of common stock, preferred stock and warrants, net of issuance costs	269,765	2,697	2,309,428	23,094	9,434,958	—	—	9,460,749
Preferred stock conversion	92,377	924	(2,309,428)	(23,094)	22,170	—	—	(0)
At the market offering, net of offering costs	144,795	1,448	—	—	4,404,525	—	—	4,405,973
Issuance of RSUs	667	7	—	—	(8)	—	—	(1)
Stock compensation expense	—	—	—	—	945,461	—	—	945,461
Foreign currency translation	—	—	—	—	—	7,235	—	7,235
Net loss	—	—	—	—	—	—	(19,166,753)	(19,166,753)
Balances at December 31, 2016	1,012,171	10,122	—	—	136,442,302	6,176	(133,291,119)	3,167,481
Stock option exercises	1,167	12	—	—	8,168	—	—	8,180
Public offering of common stock and warrants, net of issuance costs	1,000,000	10,000	—	—	8,813,242	—	—	8,823,242
At the market offering, net of offering costs	227,216	2,272	—	—	3,806,564	—	—	3,808,836
Issuance of RSUs	6,025	60	—	—	(60)	—	—	-
Stock compensation expense	—	—	—	—	911,398	—	—	911,398
Legal settlement in common stock	15,843	158	—	—	109,841	—	—	109,999
Vendor payment in common stock	2,898	29	—	—	23,216	—	—	23,245
Foreign currency translation	—	—	—	—	—	(32,076)	—	(32,076)
Net loss	—	—	—	—	—	—	(15,419,308)	(15,419,308)
Balances at December 31, 2017	2,265,320	$22,653	—	$—	$150,114,671	$(25,900)	$(148,710,427)	$1,400,997

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2017	2016
Cash flows from operating activities
Net loss	$(15,419,308)	$(19,166,753)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	669,088	656,047
Loss on disposal of property and equipment	—	6,309
Noncash interest expense	185,294	4,527
Share-based compensation	911,398	945,461
Inventory obsolescence	—	113,465
Change in fair value of warrant liabilities	(144,064)	—
Unamortized discount on bridge loan at repayment	85,932	—
Changes in operating assets and liabilities:
Accounts receivable	(260,471)	136,226
Inventory	161,027	20,179
Other assets	(315,688)	263,882
Accounts payable	(563,357)	(53,229)
Accrued compensation and other liabilities	399,224	(163,223)
Deferred revenue	(12,955)	(13,528)
Net cash used in operating activities	(14,303,880)	(17,250,637)
Cash flows from investing activities
Purchases of property and equipment (net of proceeds on disposals)	(276,950)	(123,514)
Net cash used in investing activities	(276,950)	(123,514)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,808,836	4,405,973
Proceeds from issuance of promissory notes, net of issuance costs	—	204,895
Proceeds from private offering of common stock, preferred stock and warrants, net of issuance costs	—	9,460,749
Proceeds from issuance of units, net of selling costs	8,754,882	—
Proceeds from exercise of stock options and warrants	76,537	23,771
Proceeds from debt, net of issuance costs	1,168,222	—
Payments on debt	(1,255,198)	(178,997)
Payments on capital lease obligations	(205,085)	(251,701)
Net cash provided by financing activities	12,348,194	13,664,690
Effects of exchange rates on cash	(37,517)	12,565
Net decrease in cash and cash equivalents	(2,270,153)	(3,696,896)
Cash and cash equivalents at beginning of year	4,117,324	7,814,220
Cash and cash equivalents at end of year	$1,847,171	$4,117,324
Supplemental disclosure of cash flow information
Cash paid for interest	$48,211	$58,564
Supplemental disclosures of noncash investing and financing activities:
Unpaid deferred offering costs	$48,398	$—
Shares issued to settle obligations	$133,245	$—
Issuance of placement agent warrant	$93,677	$—

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

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company to reduce costs, including:

On February 7, 2018, the Company closed a public offering (the “February 2018 Public Offering”) of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.

On July 18, 2017, the Company closed a public offering (the “July 2017 Public Offering”) of 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital, LLC (“jVen Capital”) was one of the investors participating in the offering. jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer.  Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes to jVen Capital in July 2017.

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

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible Series B preferred stock.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 5,634 shares with an exercise price of $19.50 per share, and warrants to acquire 6,350 shares with an exercise price of $17.25 per share.  The Company drew down on two of three Bridge Financing Notes during June and July, and repaid such outstanding Bridge Financing Notes in full upon the closing of the July 2017 Public Offering.

As a condition to the receipt of the bridge financing, the Company issued an amended and restated Senior Secured Promissory Note to Merck Global Health Innovation Fund (“MGHIF”), an affiliate of Merck & Co., Inc. (“Merck”), which extended the maturity date of the promissory note from July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company increased the interest rate of the MGHIF Note to 10% per annum and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

On September 13, 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement. As of December 31, 2017, the Company has sold an aggregate of approximately 372 thousand shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of December 31, 2017, under the initial sales agreement, remaining availability under the at the market offering is $2.7 million.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including MGHIF and jVen Capital, each unit consisting of either (i) one twenty-fifth of a share of common stock and a detachable stock purchase warrant to purchase an additional 0.03 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.03 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses, was $9.5 million.  Pursuant to the private placement the Company issued 269,765 shares of common stock, 2,309,428 of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 271,606 shares of common stock.  Under the purchase agreement, the Company granted registration rights to the investors in the private financing.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand including the February 2018 Public Offering will be sufficient to fund operations into the first quarter of 2019. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the first quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting standards in the United States (“U.S. GAAP”). The consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated.

Foreign Currency

One of the Company’s subsidiaries is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive (loss)/income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive (loss)/income at December 31, 2017 and 2016.

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

For additional fair value disclosures, see Note 11.

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

As of December 31, 2017 and 2016, the Company has funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $31,278 and $26,716 as of December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had accounts receivable from one customer which individually represented 41% of total accounts receivable. At December 31, 2016, the Company had accounts receivable from one customer which individually represent 25% of total accounts receivable. For the year ended December 31, 2017, revenue earned from one customer represented 11% of total revenues. No individual customer represented in excess of 10% of revenues for year ended December 31, 2016.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or market and consist of the following:

	December 31,
	2017	2016
Raw materials and supplies	$360,134	$479,479
Work-in process	51,233	27,422
Finished goods	122,058	185,467
Total	$533,425	$692,368

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $155,507 and $704,516 at December 31, 2017 and 2016, respectively. The primary driver of the decrease in the inventory reserves for obsolescence and expirations is the disposal of legacy Argus Whole Genome Mapping System (“Argus”) and the portion of the reagents and supplies used for Argus consumable kits. All items disposed in the year ended December 31, 2017 related to Argus were fully reserved for as of December 31, 2016.

Long-lived assets

Property and equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated service lives approximate three to five years. Depreciation expense was $401,272 and $388,231 for the years ended December 31, 2017 and 2016, respectively. Property and equipment consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Laboratory and manufacturing equipment	$4,109,367	$3,785,133
Office furniture and equipment	700,299	688,952
Computers and network equipment	1,505,651	1,472,144
Leasehold improvements	729,504	662,506
	7,044,821	6,608,735
Less accumulated depreciation	(6,209,284)	(5,808,012)
Property and equipment, net	$835,537	$800,723

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the years ended December 31, 2017 and 2016, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of December 31, 2017 and 2016 were acquired as part of a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) and consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships, and consisted of the following as of December 31, 2017 and 2016:

		December 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(113,679)	$347,321	$(67,575)	$393,425
Developed technology	458,000	(161,322)	296,678	(95,898)	362,102
Customer relationships	1,094,000	(384,817)	709,183	(228,529)	865,471
	$2,013,000	$(659,818)	$1,353,182	$(392,002)	$1,620,998

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks is 10 years, developed technology is 7 years, and customer relationships is 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $267,816 and $267,816 for the years ended December 31, 2017 and 2016, respectively. Expected amortization of intangible assets for each of the next five fiscal years is as follows.

Year Ending December 31,
2018	$267,816
2019	267,816
2020	267,816
2021	267,816
2022	165,117
Thereafter	116,801
Total	$1,353,182

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the years ended December 31, 2017 and 2016, the Company determined that its finite-lived intangible assets were not impaired.

In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the fourth quarter of 2017, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value.

Goodwill

Goodwill represents the excess of the purchase price for AdvanDx, Inc. and subsidiary (collectively, “AdvanDx”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. As of December 31, 2017, the Company determined that its goodwill was not impaired.

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

Revenue from sales of QuickFISH and PNA FISH diagnostic test products

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

For any non-substantive milestones, the Company recognizes revenue as the underlying services are performed, using a proportional performance method based on inputs (cost to cost method percentage of completion method).

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

The Company had federal net operating loss (“NOL”) carryforwards of $165,544,893 and $150,950,436 at December 31, 2017 and 2016, respectively. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 1.6 million shares and 0.5 million shares as of December 31, 2017 and 2016, respectively.

Recent accounting pronouncements

In May 2014, the FASB issued an Accounting Standards Update (“ASU”) for revenue recognition for contracts, superseding the previous revenue recognition requirements, along with most existing industry-specific guidance. The guidance requires an entity to review contracts in five steps: 1) identify the contract, 2) identify performance obligations, 3) determine the transaction price, 4) allocate the transaction price, and 5) recognize revenue. The new standard will result in enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue arising from contracts with customers. In August 2015, the FASB issued guidance approving a one-year deferral, making the standard effective for reporting periods beginning after December 15, 2017, with early adoption permitted only for reporting periods beginning after December 15, 2016. In March 2016, the FASB issued guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross rather than net, with the same deferred effective date.  In April 2016, the FASB issued guidance to clarify the identification of performance obligations and licensing arrangements. In May 2016, the FASB issued guidance addressing the presentation of sales and other similar taxes collected from customers, providing clarification of the collectability criterion assessment, as well as clarifying certain transition requirements.  The Company has identified its major revenue streams and has completed its formal contract review and the Company will adopt this guidance effective January 1, 2018. The Company will adopt this guidance using the modified retrospective method. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – MGHIF Financing

In July 2015, in connection with the Merger, the Company entered into a Purchase Agreement with MGHIF, pursuant to which MGHIF purchased 45,454 shares of common stock of the Company at $110.00 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to MGHIF an 8% Senior Secured Promissory Note (the "MGHIF Note") in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. The Company's obligations under the MGHIF Note are secured by a lien on all of the Company's assets.  Under the Purchase Agreement, MGHIF has the right to participate in future securities offerings made by the Company.  Also in July 2015, the Company entered into a Registration Rights Agreement with MGHIF and certain stockholders, which will require the Company to register for resale by such holders in the future, such shares of Company common stock that cannot be sold under an exemption from such registration.

The Company incurred issuance costs of approximately $50,000 related to the financing. Approximately $8,000 of the issuance costs were deferred as debt issuance costs and netted against notes payable in the accompanying condensed consolidated balance sheets as a result of the Company's adoption of the new accounting guidance in 2016, and are being amortized as interest expense over the life of the MGHIF Note. The remaining $42,000 of issuance costs were charged to additional paid-in capital.

On June 28, 2017, the MGHIF Note was amended and restated, and the maturity date of the MGHIF Note was extended by one year to July 14, 2018.  As consideration for the agreement to extend the maturity date, the Company issued an amended and restated secured promissory note to MGHIF that (1) increased the interest rate to ten percent (10%) per annum and (2) provided for the issuance of common stock warrants to purchase 13,120 shares of its common stock to MGHIF.  The warrants issued to MGHIF each have a five year term from issuance, are first exercisable on the date that is six months after the date of issuance and have an exercise price equal to $19.50 which represents 110% of the closing price of the Company's common stock on the date of issuance.

The MGHIF Note, as amended and restated was treated as a debt modification and as such the issuance date fair value of the warrants is deferred and amortized as incremental interest expense over the term of the MGHIF Note.  The warrants are classified as mark to market liabilities under ASC 480, Distinguishing Liabilities from Equity, due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction, as defined in the agreement.  The warrants had an issuance date fair value of approximately $0.1 million which was calculated using the Black-Scholes model.

The estimated fair value of the MGHIF Note was $1.0 million as of December 31, 2017 and 2016 which approximates the carrying value given the short time lapse since modification, prevailing interest rates and maturity date.

Note 5 – Debt

As of December 31, 2017, the Company's outstanding short-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs (see Note 4 " MGHIF Financing ") as well as, the financing arrangements for the Company's insurance with  note balances of approximately $0.1 million with a final payment scheduled for April 2018. Total principal payments of $1.1 million are due in 2018. As of December 31, 2016, the Company's outstanding long-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs.

The Company drew down on two of three Bridge Financing Notes (see discussion in Note 2 "Going Concern and Management’s Plans”) during June and July of 2017. The outstanding Bridge Financing Notes were repaid in full subsequent to the closing of the July 2017 Public Offering.

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $233,505 and $143,347 for the years ended December 31, 2017 and 2016, respectively.

Note 6 - Stockholders’ Equity

As of December 31, 2017, the Company has 200,000,000 shares of authorized common shares and 2,265,320 shares issued and outstanding, and 10,000,000 of authorized preferred shares, of which none were issued or outstanding.

In the July 2017 Public Offering, the Company issued 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital was one of the investors participating in the offering.  Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. At closing, the outstanding Bridge Financing Notes issued to jVen Capital, were repaid in the principal amount of $1 million plus accrued interest of $6,438.  All pre-funded warrants were exercised during the year ended December 31, 2017

In connection with the July 2017 Public Offering, the Company issued to its placement agent 50,000 shares of common stock.  The warrants issued to the Placement Agent have an exercise price of $12.50 per share and are exercisable for five years.

In September 2017, the Company issued 15,842 shares of its common stock with an aggregate value of $110,000 to settle a dispute related to pre-Merger AdvanDx activities.  In October 2017, the Company issued 2,898 shares of its common stock with an aggregate value of $23,245 to a vendor in exchange for consulting services.

On September 13, 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement. As of December 31, 2017, the Company has sold an aggregate of approximately 372 thousand shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of December 31, 2017, remaining availability under the at the market offering is $2.7 million.

In May and June 2016, the Company offered and sold units in a private offering to members of management and employees and to accredited investors, including MGHIF and jVen Capital, each unit consisting of either (i) one twenty-fifth of a share of common stock and a detachable stock purchase warrant to purchase an additional 0.03 shares of common stock, or (ii) one share of non-voting convertible preferred stock and a detachable stock purchase warrant to purchase an additional 0.03 shares of common stock, at a price of $1.14 per unit.  The total net proceeds to the Company, after deducting offering commissions and expenses was $9.5 million.  Pursuant to the private placement the Company issued 269,765 shares of common stock, 2,309,428 of Series A non-voting convertible preferred stock and stock purchase warrants to acquire an additional 271,606 shares of common stock.  Under the purchase agreement, the Company granted registration rights to the investors in the private financing.

Each share of Series A non-voting convertible preferred stock was convertible at the option of the holder in whole or in part and from time to time into one twenty-fifth of a share of common stock, was entitled to dividends on an "as converted basis" when and if dividends are issued to common stockholders, and would have participated in liquidation on a pari passu basis with common stockholders.  The preferred stock was classified as permanent equity.  The stock purchase warrants issued as part of the units are exercisable at $32.8125 per share beginning 90 days after closing for five years, expiring on May 18, 2021.  The warrants are classified as permanent equity at December 31, 2017.  In connection with the issuance of Series A non-voting convertible preferred stock, the Company recognized a beneficial conversion feature of $332,550 as a deemed dividend to the preferred shareholders. Holders of the Series A non-voting convertible preferred stock subsequently converted all 2,309,428 shares of preferred stock into 92,377 shares of common stock.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of December 31, 2017, 32,411 shares remain available for issuance under the 2015 Plan.

For the years ended December 31, 2017 and 2016, the Company recognized stock compensation expense as follows:

	Year Ended December 31,
	2017	2016
Cost of services	$13,776	$6,003
Research and development	237,103	236,341
General and administrative	603,787	599,550
Sales and marketing	56,732	103,567
	$911,398	$945,461

No income tax benefit for stock-based compensation arrangements was recognized in the consolidated statements of operations due to the Company’s net loss position.

As of December 31, 2017, the Company had unrecognized expense related to its stock options of $1.3 million, which will be recognized over a weighted average period of 8.3 years.

A summary of the status of options granted is presented below as of and for the years ended December 31, 2017 and 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	86,431	$65.00	9.1	$1,575,646
Granted	58,546	$35.25
Exercised	(2,660)	$9.00		$79,406
Forfeited	(22,868)	$99.75
Expired	(343)	$212.25
Outstanding at December 31, 2016	119,106	$44.00	8.6	$663,298
Granted	58,324	$17.58
Exercised	(1,167)	$7.01		$11,256
Forfeited	(24,538)	$36.31
Expired	(12,330)	$83.49
Outstanding at December 31, 2017	139,395	$31.16	8.3	$37,339
Vested and expected to vest	139,395	$31.16	8.3	$37,339
Exercisable at December 31, 2017	63,365	$4.73	7.7	$33,575

The total fair value of options vested in the years ended December 31, 2017 and 2016 was $2,086,843 and $1,088,978, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model based on the assumptions below:

Year Ended December 31,
	2017	2016
Annual dividend	—	—
Expected life (in years)	5.25 - 6.25	5.25 - 6.25
Risk free interest rate	1.8 - 2.3%	1.2 - 2.2%
Expected volatility	44.2 - 53.0%	42.0 - 49.8%

Restricted stock units

During the year ended December 31, 2017, the Company granted restricted stock units to acquire 11,175 shares of common stock, with a weighted average grant date fair value of $6.93 per share. 6,025 restricted stock units vested and no restricted stock units were forfeited during the year ended December 31, 2017. The Company had 5,900 total restricted stock units outstanding at December 31, 2017.

Stock purchase warrants

At December 31, 2017 and 2016, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at December 31,
Issuance	Exercise Price	Expiration	2017	2016
August 2007	$197.75	August 2017	-	357
March 2008	$19,763.50	March 2018	2	2
November 2009	$197.75	November 2019	267	267
January 2010	$197.75	January 2020	267	267
March 2010	$197.75	March 2020	51	51
November 2011	$197.75	November 2021	209	209
December 2011	$197.75	December 2021	27	27
March 2012	$2,747.50	March 2019	165	165
February 2015	$165.00	February 2025	9,000	9,000
May 2015	$165.00	May 2020	138,310	138,310
May 2016	$32.81	May 2021	189,574	189,574
June 2016	$32.81	May 2021	82,033	82,033
June 2017	$19.50	June 2022	18,754	-
July 2017	$17.25	July 2022	6,349	-
July 2017	$12.50	July 2022	50,000	-
July 2017	$10.63	July 2022	1,000,000	-
			1,495,008	420,262

The warrants listed above were issued in connection with various equity, debt, preferred stock or development contract agreements.

Note 7 - Income Taxes

At December 31, 2017 and 2016, the Company had net deferred tax assets of $49,251,408 and $63,520,548, respectively, primarily consisting of NOL carryforwards, research and experimental (“R&E”) credits, and differences between depreciation and amortization recorded for financial statement and tax purposes. The Company’s net deferred tax assets at December 31, 2017 and 2016 have been offset by a valuation allowance of $49,251,408 and $63,520,548, respectively. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax assets. The Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred tax assets:
NOL carryforward	$46,326,407	$60,357,220
R&E credit carryforward	2,559,479	2,559,479
Share-based compensation	345,088	448,534
Inventory reserve	45,338	269,708
Depreciation	71,756	117,629
Accruals and other	247,093	333,126
Total deferred tax assets	49,595,161	64,085,696
Valuation allowance	(49,251,408)	(63,520,548)
Deferred tax liabilities:
Intangible assets	(343,753)	(565,148)
Net deferred tax liability	$—	$—

The difference between the Company’s expected income tax provision (benefit) from applying federal statutory tax rates to the pre-tax loss and actual income tax provision (benefit) relates to the effect of the following:

	2017	2016
Federal income tax benefit at statutory rates	34.0%	34.0%
State income tax benefit, net of Federal benefit	6.8%	6.5%
Tax reform impact	(134.5)%	0.0%
Change in valuation allowance	93.0%	(37.3)%
Change in state tax rates and other	0.7%	(3.2)%
	0.0%	0.0%

The Company has federal NOL carryforwards of $165,544,893 and $150,950,436 at December 31, 2017 and 2016, respectively. The NOL carryforwards begin to expire in 2022. Utilization of the NOL carryforward may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code. There can be no assurance that the NOL carryforward will ever be fully utilized. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) creating a new limitation on deductible interest expense; and (iv) changing rules related to uses and limitations of net operating carryforwards created in tax years beginning after December 31, 2017; and (v) changing the U.S. federal taxation of earnings of foreign subsidiaries.

As a result, the Company believes the most significant impact on its consolidated financial statements will be the reduction of approximately $14.6 million of the deferred tax assets related to net operating losses and other deferred tax assets. Such reduction is offset by a change in the Company’s valuation allowance. Additionally, the Company has a foreign subsidiary. At December 31, 2017 and November 2, 2017, the cumulative earnings and profits of this entity was negative. Accordingly, the Company is not liable for the transition tax on foreign earnings enacted under the Tax Act.

The Company has completed the accounting for the impact of the Tax Act as of December 31, 2017 and has recorded no provisional amounts.

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

Rent expense under the Company’s facility operating leases for the year ended December 31, 2017 and 2016 was $949,244 and $1,000,726, respectively.

Capital leases

The Company leases computer equipment, office furniture, and equipment under various capital leases. The leases expire at various dates through 2021. The leases require monthly principal and interest payments. Following is a schedule by year of the estimated future minimum payments under all operating and capital leases as of December 31, 2017:

Year ending December 31,	Capital Leases	Operating Leases	Total
2018	$177,464	$1,041,323	$1,218,787
2019	85,393	1,054,374	1,139,767
2020	56,981	1,072,748	1,129,729
2021	1,773	482,058	483,830
2022 and thereafter	-	35,647	35,647
Total	321,611	$3,686,150	$4,007,760
Less: amount representing interest	(36,619)
Net present value of future minimum lease payments	284,992
Current maturities	(154,839)
Long-term maturities	$130,153

Assets under capital leases were included in the following balance sheet categories as of December 31:

	2017	2016
Laboratory and manufacturing equipment	$850,792	$560,829
Office furniture and equipment	64,790	64,790
Computers and network equipment	24,350	24,350
Less accumulated amortization	(454,471)	(270,808)
Capital lease assets, net	$485,461	$379,161

Amortization expense associated with equipment under capital leases for the years ended December 31, 2017 and 2016 was $183,663 and $161,606, respectively, and is included within depreciation and amortization expense in the consolidated statements of operations.

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

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.8 million as of December 31, 2017.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the second quarter of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Note 9 - License Agreements, Research Collaborations and Development Agreements

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees. The Company recognized net royalty expense of $257,186 and $290,491 for the years ended December 31, 2017 and 2016, respectively. Annual future minimum royalty fees are $250,000 under these agreements.

In September 2017, the Company was awarded a contract from the Centers for Disease Control and Prevention (“CDC”) to develop smartphone-based clinical decision support solutions for antimicrobial stewardship, or AMS, and infection control in low- and middle-income countries. The one-year $860,000 award began September 30, 2017 and funds development and evaluation of cloud-based mobile software. The Company will work with subcontractors Ilúm, LLC, an affiliate of Merck, and Universidad El Bosque (“UEB”) of Bogota, Colombia under this CDC contract. During the year ended December 31, 2017, the Company recognized $357,178 of revenue related to the contract.

In June 2016, the Company entered into a license agreement with Hitachi, pursuant to which it resolved various matters with respect to previously delivered milestones under the technology development agreement and provided a development license and commercial products license to certain technology.  The license agreement contains non-contingent multiple elements (the licenses) that the Company determined did not have stand alone value, and a contingent substantive milestone.  The licenses are treated as a single unit of accounting and the Company will recognize the revenue associated with that unit of accounting over the applicable license period. During the year ended December 31, 2017, the Company recognized $25,000 of revenue related to the license agreement.

Note 10 – Related Party Transactions

In March 2014, the Company entered into a supply agreement with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors is a director of Fluidigm. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expands the existing Supply Agreement between the Company and Fluidigm, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the Supply Agreement for up to two additional three-year terms. The Company paid $123,067 related to these agreements in the year ended December 31, 2017. The Company paid $183,713 related to these agreements in the year ended December 31, 2016.

Under the agreements with Fluidigm, the Company had purchases of $135,415 in the year ended December 31, 2017. The Company had purchases of $91,399 related to these agreements in the year ended December 31, 2016.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $91,882 related to the leased equipment in the year ended December 31, 2017. The Company paid $175,475 related to the leased equipment in the year ended December 31, 2016.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme, a wholly-owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. Merck gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $146,177 of procurement costs which have been recognized as research and development expense, including $113,907 and $32,270 during the years ended December 31, 2017 and 2016.

In December 2017, we entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions  division, whereby ILÚM Health Solutions will provide services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. During the year ended December 31, 2017, the Company recognized $210,180 of cost of services expense related to the contract.

Note 11 – Fair Value Measurements

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

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2017:

Description	Balance at December 31, 2016	Established in 2017	Change in Fair Value	Expensed	Balance at December 31, 2017
Embedded conversion option liability	$-	$4,500	$-	$(4,500)	$-
Warrant liability	$-	$152,517	$(144,064)	$-	$8,453

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the year ended December 31, 2017.

Note 12 – Subsequent events

On January 5, 2018, the Company entered into a supply agreement with Life Technologies Corporation. The term of the agreement is three years and the Company must make annual minimum purchases of $100,000 per year.

On January 17, 2018, the Board of Directors of the Company approved a one-for-twenty-five reverse stock split. All share and per share information in these consolidated financial statements, except for par value and authorized shares, have been amended to reflect the reverse stock split.

In addition, on January 17, 2018, the stockholders of the Company approved an Amendment to the Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 200,000,000 to 50,000,000.

On February 7, 2018, the Company closed a public offering of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.