Form 10-Q
period 2018-03-31
OPGEN INC
filed 2018-05-14
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

5,962,996 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of May 8, 2018.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$10,291,532	$1,847,171
Accounts receivable, net	591,492	809,540
Inventory, net	509,057	533,425
Prepaid expenses and other current assets	237,997	311,644
Total current assets	11,630,078	3,501,780
Property and equipment, net	828,120	835,537
Goodwill	600,814	600,814
Intangible assets, net	1,286,228	1,353,182
Other noncurrent assets	266,112	328,601
Total assets	$14,611,352	$6,619,914
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,443,857	$1,691,712
Accrued compensation and benefits	1,003,418	746,924
Accrued liabilities	1,098,986	1,160,714
Deferred revenue	23,040	24,442
Short-term notes payable	983,131	1,010,961
Current maturities of long-term capital lease obligation	191,755	154,839
Total current liabilities	4,744,187	4,789,592
Deferred rent	261,791	290,719
Warrant liability	287	8,453
Long-term capital lease obligation and other noncurrent liabilities	305,163	130,153
Total liabilities	5,311,428	5,218,917
Commitments (Note 9)
Stockholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 5,289,919 and 2,265,320 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	52,899	22,653
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	161,044,015	150,114,671
Accumulated other comprehensive loss	(38,479)	(25,900)
Accumulated deficit	(151,758,511)	(148,710,427)
Total stockholders’ equity	9,299,924	1,400,997
Total liabilities and stockholders’ equity	$14,611,352	$6,619,914

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Product sales	$633,496	$734,502
Laboratory services	8,690	16,105
Collaboration revenue	204,040	21,164
Total revenue	846,226	771,771
Operating expenses
Cost of products sold	342,832	424,950
Cost of services	168,553	100,233
Research and development	1,230,429	2,122,515
General and administrative	1,790,522	1,969,216
Sales and marketing	329,773	1,105,586
Total operating expenses	3,862,109	5,722,500
Operating loss	(3,015,883)	(4,950,729)
Other (expense)/income
Interest and other income	5,298	21
Interest expense	(57,846)	(29,844)
Foreign currency transaction gains	12,181	2,620
Change in fair value of derivative financial instruments	8,166	—
Total other expense	(32,201)	(27,203)
Loss before income taxes	(3,048,084)	(4,977,932)

Provision for income taxes	—	—
Net loss	(3,048,084)	(4,977,932)
Net loss available to common stockholders	$(3,048,084)	$(4,977,932)
Net loss per common share - basic and diluted	$(0.75)	$(4.77)
Weighted average shares outstanding - basic and diluted	4,055,715	1,043,178
Net loss	$(3,048,084)	$(4,977,932)
Other comprehensive loss - foreign currency translation	(12,579)	(3,757)
Comprehensive loss	$(3,060,663)	$(4,981,689)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(3,048,084)	$(4,977,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	156,335	159,863
Noncash interest expense	49,133	2,087
Share-based compensation	238,190	245,405
Gain on sale of equipment	(5,253)	—
Change in fair value of warrant liabilities	(8,166)	—
Changes in operating assets and liabilities:
Accounts receivable	218,746	163,174
Inventory	24,882	49,407
Other assets	80,197	43,346
Accounts payable	(63,048)	(215,361)
Accrued compensation and other liabilities	126,439	75,683
Deferred revenue	(1,402)	(6,164)
Net cash used in operating activities	(2,232,031)	(4,460,492)
Cash flows from investing activities
Purchases of property and equipment	—	(27,022)
Proceeds from sale of property and equipment	10,440	—
Net cash provided by (used in) investing activities	10,440	(27,022)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	2,122,861
Proceeds from issuance of units, net of selling costs	10,721,401	—
Payments on debt	(48,424)	(25,898)
Payments on capital lease obligations	(50,193)	(52,706)
Net cash provided by financing activities	10,622,784	2,044,257
Effects of exchange rates on cash	(13,522)	(3,756)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,387,671	(2,447,013)
Cash, cash equivalents and restricted cash at beginning of period	2,090,551	4,360,704
Cash, cash equivalents and restricted cash at end of period	$10,478,222	$1,913,691
Supplemental disclosure of cash flow information
Cash paid for interest	$8,713	$10,702
Supplemental disclosures of noncash investing and financing activities:
Property and equipment purchased on credit	$—	$8,685
Property and equipment acquired through capital lease	$87,152	$—
Conversion of accounts payable to capital lease	$174,968	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters and its principal operations are in Gaithersburg, Maryland. The Company also has operations in Woburn, Massachusetts and Copenhagen, Denmark. The Company operates in one business segment.

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

The Company’s molecular diagnostics and informatics offerings combine its Acuitas DNA tests and Acuitas Lighthouse informatics platform for use with its proprietary, curated MDRO knowledgebase. The Company is working to deliver its products and services, some in development, to a global network of customers and partners.  These include:

•

Its Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include its Acuitas antimicrobial resistance (“AMR”) Gene Panel u5.47 for complicated urinary tract infections in development as a clinical diagnostic test and available for Research Use Only (“RUO”), the QuickFISH family of FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and its Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

•

Its Acuitas Lighthouse informatics systems, which are cloud-based HIPAA compliant informatics offerings that combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment. Components of the Company’s informatics systems include the Acuitas Lighthouse Knowledgebase and the Acuitas Lighthouse Software. The Acuitas Lighthouse Knowledgebase is a relational database management system and a proprietary data warehouse of genomic data matched with antibiotic susceptibility information for bacterial pathogens.  The Acuitas Lighthouse Software system includes the Acuitas Lighthouse Portal, a suite of web applications and dashboards, the Acuitas Lighthouse Prediction Engine, which is a data analysis software, and other supporting software components.  The Acuitas Lighthouse Software can be customized and made specific to a healthcare facility or collaborator, such as a pharmaceutical company.

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company to reduce costs, including:

•

On February 6, 2018, the Company closed a public offering (the “February 2018 Public Offering”) of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.

•

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

•

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure.  Under the restructuring plan the Company is consolidating its operations, including manufacturing, for its FDA-cleared and CE marked QuickFISH family of products and research and development activities for the Acuitas AMR Gene Panel products and services,  in Gaithersburg, Maryland, and reducing the size of its commercial organization while the Company works to complete the development of its Acuitas AMR Gene Panel and Acuitas Lighthouse Knowledgebase products and services in development.

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible Series B preferred stock.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 5,634 shares with an exercise price of $19.50 per share, and warrants to acquire 6,350 shares with an exercise price of $17.25 per share.  The Company drew down on two of three Bridge Financing Notes during June and July 2017, and repaid such outstanding Bridge Financing Notes in full upon the closing of the July 2017 Public Offering.

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

•

On September 13, 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  As of March 31, 2018, the Company has sold an aggregate of 372,011 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of March 31, 2018, under the initial sales agreement, remaining availability under the at the market offering is $2.7 million.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to fund operations into the first quarter of 2019. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the first quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed, consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following unaudited condensed, consolidated financial statements be read in conjunction with the audited condensed, consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2017 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but do not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment.

Foreign currency

One of the Company’s subsidiaries is located in Copenhagen, Denmark and uses the Danish Krone as its functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at March 31, 2018 and December 31, 2017.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss.  Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, share-based compensation, allowances for doubtful accounts and inventory obsolescence, and valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalent, receivables, accounts payable, deferred revenue and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents deposited in financial institutions in which the balances occasionally exceed the federal government agency (“FDIC”) insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

At March 31, 2018, the Company has funds totaling $186,690, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. At December 31, 2017, the Company had funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $28,281 and $31,278 as of March 31, 2018 and December 31, 2017, respectively.

Two individual customers each represented in excess of 10% of revenues for the three months ended March 31, 2018. No individual customer represented in excess of 10% of revenues for the three months ended March 31, 2017. At March 31, 2018, two individual customers represented in excess of 10% of total accounts receivable.  At March 31, 2017, no individual customer represented in excess of 10% of total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	March 31, 2018	December 31, 2017
Raw materials and supplies	$303,694	$360,134
Work-in process	83,307	51,233
Finished goods	122,056	122,058
Total	$509,057	$533,425

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $151,849 and $155,507 at March 31, 2018 and December 31, 2017, respectively.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three months ended March 31, 2018 and 2017, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of March 31, 2018 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of March 31, 2018 and December 31, 2017:

		March 31, 2018		December 31, 2017
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(125,205)	$335,795	$(113,679)	$347,321
Developed technology	458,000	(177,678)	280,322	(161,322)	296,678
Customer relationships	1,094,000	(423,889)	670,111	(384,817)	709,183
	$2,013,000	$(726,772)	$1,286,228	$(659,818)	$1,353,182

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks is 10 years, developed technology is 7 years, and customer relationships is 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended March 31, 2018 and 2017.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three months ended March 31, 2018 and 2017, the Company determined that its finite-lived intangible assets were not impaired.

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

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of March 31, 2018 and December 31, 2017 was $600,814.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value.

Revenue recognition

Subsequent to the Adoption of Accounting Standards Codification Revenue from Contracts with Customers (“ASC 606") on January 1, 2018

The Company derives revenues from (i) the sale of QuickFISH and PNA FISH diagnostic test products, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, and license arrangements.

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation.

The Company recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which it expects to be entitled to in exchange for those goods or services.

The Company defers incremental costs of obtaining a customer contract and amortizes the deferred costs over the period that the goods and services are transferred to the customer. The Company had no material incremental costs to obtain customer contracts in any period presented.

Deferred revenue results from amounts billed in advance to customers or cash received from customers in advance of services being provided.

For details about the Company’s revenue recognition policy prior to the adoption of ASC 606, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company had federal net operating loss (“NOL”) carryforwards of $165.5 million at December 31, 2017. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted into law, which reduced the US federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the newly enacted tax rate, the Company adjusted its U.S. deferred tax assets as of December 31, 2017, by applying the new 21% rate, which resulted in a decrease to the deferred tax assets and a corresponding decrease to the valuation allowance of approximately $14.6 million.

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company's foreign earnings will no longer be subject to tax in the U.S. As part of transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will not result in any additional U.S. income tax liability as it estimates it currently has no undistributed foreign earnings.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 4.4 million shares and 0.56 million shares as of March 31, 2018 and 2017, respectively.

Recent accounting pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standards Update (“ASU") 2014-09, Revenue from Contracts with Customers (“ASC 606”) that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach is applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance is effective for annual reporting periods beginning after December 15, 2017.

On January 1, 2018, the Company adopted ASC 606, using the modified retrospective method. Results for reporting periods beginning subsequent to December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policies prior to adoption. In adopting the guidance, the Company applied the guidance to all contracts and used available practical expedients including assessing contracts with similar terms and conditions on a “portfolio” basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. The Company adopted ASU 2016-18 using a retrospective transition method effective January 1, 2018 and applied to the periods presented on the condensed consolidated statements of cash flows. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. The Company’s restricted cash primarily related to funds held as collateral for letters of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	March 31, 2018	December 31, 2017	March 31, 2017
Cash and cash equivalents	$10,291,532	$1,847,171	$1,670,311
Restricted cash	186,690	243,380	243,380
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$10,478,222	$2,090,551	$1,913,691

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

Note 4 – Revenue from Contracts with Customers

Disaggregated Revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended March 31,
	2018	2017
Product sales	$633,496	$734,502
Laboratory services	8,690	16,105
Collaboration revenue	204,040	21,164
Total revenue	$846,226	$771,771

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2017	$24,442
Revenue recognized in the current period from the amounts in the beginning balance	(6,907)
New deferrals, net of amounts recognized in the current period	5,505
Balance at March 31, 2018	$23,040

Contract Assets

The Company had contract assets of $37,958 of March 31, 2018, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $306 thousand at March 31, 2018, which the Company expects to recognize over the next six months.

Note 5 – MGHIF Financing

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

For the three months ended March 31, 2018, the Company has not transferred any assets between fair value measurement levels.

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

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018:

Description	Balance at December 31, 2017	Change in Fair Value	Balance at March 31, 2018
Warrant liability	$8,453	$(8,166)	$287

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2018 and 2017.

Note 7 - Debt

As of March 31, 2018, the Company’s outstanding short-term debt consisted of the MGHIF Note, net of discounts and financing costs (see Note 5 “MGHIF Financing”), as well as, the financing arrangements for the Company’s insurance with note balances of approximately $7 thousand with a final payment scheduled for May 2018. Total principal payments of $1.0 million are due in July 2018. As of December 31, 2017, the Company's outstanding short-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs as well as, the financing arrangements for the Company's insurance with  note balances of approximately $0.1 million.

The Company drew down on two of three Bridge Financing Notes (see discussion in Note 2 “Liquidity and management’s plans”) during June and July of 2017. The outstanding Bridge Financing Notes were repaid in full subsequent to the closing of the July 2017 Public Offering.

The Company accounted for the embedded conversion option granted to jVen Capital in the Bridge Financing Notes as a mark-to-market derivative financial instrument carried at fair value.  Changes in fair value of the embedded conversion option were reflected in earnings during the period of change. The embedded conversion option was expensed along with the remaining unamortized discount at the date of  the Bridge Financing Notes repayment.   The warrants issued to jVen Capital and MGHIF are classified as mark-to-market liabilities under ASC 480 due to certain put features that allow the holder to put the warrant back to the Company for cash equal to the Black-Scholes value of the warrant upon a change of control or fundamental transaction.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $57,846 and $29,844 for the three months ended March 31, 2018 and 2017, respectively.

Note 8 - Stockholders’ equity

As of March 31, 2018, the Company has 50,000,000 shares of authorized common stock and 5,289,919 shares issued and outstanding, and 10,000,000 authorized preferred shares, of which none were issued or outstanding.

Following receipt of approval from stockholders at a special meeting of stockholders held on January 17, 2018, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a  reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty-five shares, and to reduce the authorized shares of common stock from 200,000,000 to 50,000,000 shares. All share amounts and per share prices in this quarterly report have been adjusted to reflect the reverse stock split.

In the February 2018 Public Offering, the Company issued 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. 178,078 pre-funded warrants issued in the February 2018 Public Offering were exercised during the three months ended March 31, 2018.

In connection with the February 2018 Public Offering, the Company issued to its placement agent warrants to purchase 184,615 shares of common stock.  The warrants issued to the Placement Agent have an exercise price of $4.0625 per share and are exercisable for five years.

In the July 2017 Public Offering, the Company issued 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital was one of the investors participating in the offering.  Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.625 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. At closing, the outstanding Bridge Financing Notes issued to jVen Capital, were repaid in the principal amount of $1 million plus accrued interest of $6,438.  All pre-funded warrants issued in the July 2017 Public Offering were exercised during the year ended December 31, 2017.

In connection with the July 2017 Public Offering, the Company issued to its placement agent warrants to purchase 50,000 shares of common stock.  The warrants issued to the Placement Agent have an exercise price of $12.50 per share and are exercisable for five years.

In September 2017, the Company issued 15,842 shares of its common stock with an aggregate value of $110,000 to settle a dispute related to pre-Merger AdvanDx activities.  In October 2017, the Company issued 2,898 shares of its common stock with an aggregate value of $23,245 to a vendor in exchange for consulting services.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an "at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of March 31, 2018, the Company has sold an aggregate of 372,011 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of March 31, 2018, remaining availability under the at the market offering is $2.7 million. The Company did not sell any shares of its common stock under this at the market offering during the three months ended March 31, 2018.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of March 31, 2018, 42,789 shares remain available for issuance under the 2015 Plan, which includes 90,612 shares automatically added to the 2015 Plan on January 1, 2018.

For the three months ended March 31, 2018 and 2017, the Company recognized stock compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
Cost of services	$2,390	$1,823
Research and development	69,471	57,778
General and administrative	152,182	152,476
Sales and marketing	14,147	33,328
	$238,190	$245,405

No income tax benefit for stock-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three months ended March 31, 2018, the Company granted stock options to acquire 85,800 shares of common stock at a weighted average exercise price of $4.02 per share and a weighted average grant date fair value of $2.04 per share. 4,844 options were forfeited during the three months ended March 31, 2018 at a weighted average exercise price of $14.33 per share. The Company had total stock options to acquire 219,628 shares of common stock outstanding at March 31, 2018.

Restricted stock units

During the three months ended March 31, 2018, 5,400 restricted stock units vested and no restricted stock units were forfeited during the three months ended March 31, 2018. The Company had 500 total restricted stock units outstanding at March 31, 2018.

Stock purchase warrants

At March 31, 2018 and December 31, 2017, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	March 31, 2018 (2)	December 31, 2017 (2)
March 2008	$19,763.50	March 2018	-	2
November 2009	$197.75	November 2019	270	270
January 2010	$197.75	January 2020	270	270
March 2010	$197.75	March 2020	55	55
November 2011	$197.75	November 2021	212	212
December 2011	$197.75	December 2021	27	27
March 2012	$2,747.50	March 2019	165	165
February 2015	$165.00	February 2025	9,001	9,001
May 2015	$165.00	May 2020	138,310	138,310
May 2016	$32.81	May 2021	189,577	189,577
June 2016	$32.81	May 2021	82,035	82,035
June 2017	$19.50	June 2022	18,754	18,754
July 2017	$17.25	July 2022	6,350	6,350
July 2017	$12.50	July 2022	50,000	50,000
July 2017	$10.63	July 2022	1,000,003	1,000,003
February 2018	$4.06	February 2023	184,615	-
February 2018 (1)	$0.01	-	673,077	-
February 2018	$3.25	February 2023	1,846,153	-
			4,198,874	1,495,031

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	These February 2018 warrants represent the outstanding pre-funded warrants issued under the February 2018 Public Offering. See Note 8 “Stockholders’ equity.”
(2)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on January 17, 2018 were rounded up to the next whole share of common stock on a holder by holder basis.

Note 9 - Commitments

Operating leases

The Company leases a facility in Gaithersburg, Maryland under an operating lease that expires January 31, 2021, with one additional five-year renewal at the Company’s election. The Company also leases a facility in Woburn, Massachusetts under an operating lease that expires January 30, 2022. Additionally, the Company leases office space in Denmark; this lease is currently on a month-to-month basis.

Rent expense under the Company’s facility operating leases for the three months ended March 31, 2018 and 2017 was $249,757 and $232,836, respectively.

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

Restructuring

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. Under the restructuring plan, the Company is consolidating its operations for FDA-cleared and CE marked QuickFISH family of products and research and development activities for the Acuitas AMR Gene Panel in Gaithersburg, Maryland, and reducing the size of its commercial organization while the Company works to complete the development of its Acuitas AMR Gene Panel and Acuitas Lighthouse Knowledgebase products and services in development.

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.8 million as of March 31, 2018.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the second quarter of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Note 10 - License agreements, research collaborations and development agreements

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 and $69,245 for the three months ended March 31, 2018 and 2017, respectively. Annual future minimum royalty fees are $250,000 under this agreement.

Note 11 - Related party transactions

In March 2014, the Company entered into a supply agreement (the “Supply Agreement”) with Fluidigm Corporation (“Fluidigm”) under which Fluidigm supplies the Company with its microfluidic test platform for use in manufacturing the Acuitas MDRO Gene Test. The Company’s CEO and Chairman of the Board of Directors was a director of Fluidigm until August 2017. On July 12, 2015, the Company entered into a letter agreement (the “Fluidigm Agreement”) with Fluidigm to expand the companies’ existing relationship to include collaborating on the development of test kits and custom analytic instruments for identification, screening and surveillance testing of MDROs. The Fluidigm Agreement also expanded the Supply Agreement, and provides for expansion of the gene targets and organisms to be tested on the Company’s existing CLIA lab-based tests, the Acuitas MDRO Gene Test and the Acuitas Resistome Test, using Fluidigm technologies and products. Additionally, Fluidigm has agreed not to develop or directly collaborate with any third party to develop an FDA approved or CE-marked diagnostic test for the purpose of detecting resistance genes for identified MDROs if the Company meets certain minimum purchase commitments and other requirements. The initial term of the Fluidigm Agreement is five years. Both parties have the ability to extend the term for an additional five years. Under the expanded Supply Agreement, the term was extended until March 17, 2018, and the Company has the right to extend the term of the

Supply Agreement for up to two additional three-year terms. The Company paid $12,348 and $44,721 related to these agreements in the three months ended March 31, 2018 and 2017, respectively.

Under the Supply Agreement, the Company had inventory purchases of $0 and $44,721 in the three months ended March 31, 2018 and 2017, respectively.

In addition, the Company has several capital lease arrangements for laboratory equipment manufactured by Fluidigm. The Company paid $15,683 and $30,254 related to the leased equipment in the three months ended March 31, 2018 and 2017, respectively.

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp. (“MSD”), a wholly-owned subsidiary of Merck, and an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, MSD provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. MSD gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $146,177 of procurement costs which have been recognized as research and development expense, including $0 and $59,133  in the three months ended March 31, 2018 and 2017, respectively.

In December 2017, the Company entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions  division, whereby ILÚM Health Solutions will provide services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. During the three months ended March 31, 2018, the Company recognized $113,812 of cost of services expense related to the contract.

Note 12 – Subsequent events

As of April 19, 2018, all of the 851,155 pre-funded warrants issued in the February 2018 Public Offering have been exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2017.

Overview

OpGen was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the Merger with AdvanDx (“the Merger”). Pursuant to the terms of a Merger Agreement, Velox Acquisition Corp., OpGen’s wholly owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx with AdvanDx surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx are collectively referred to hereinafter as the “Company.” The Company’s headquarters and principal operations are in Gaithersburg, Maryland. The Company also has operations in Woburn, Massachusetts and Copenhagen, Denmark. The Company operates in one business segment.

OpGen is a precision medicine company using molecular diagnostics and informatics to help combat infectious disease. The Company is developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms (“MDRO”). The Company’s proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2017 and 2018:

•

On February 6, 2018, the Company closed its February 2018 Public Offering of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. 178,078 pre-funded warrants were exercised during the three months ended March 31, 2018.

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

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of Bridge Financing Notes. The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  In connection with the Bridge Financing Notes, the Company issued jVen Capital stock purchase warrants to acquire 5,634 shares with an exercise price of $19.50 per share, and stock purchase warrants to acquire 6,350 shares at an exercise price of $17.25 per share.  On June 14, 2017, the Company drew down on the first of three Bridge Financing Notes, with $1 million remaining capacity available. The Company drew down on the second Bridge Financing Note on July 5, 2017 and the third Bridge Financing Note was never issued.  The outstanding Bridge Financing Notes were repaid in full upon the closing of the July 2017 Public Offering.

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

•

During the year ended December 31, 2017, the Company sold 227,216 shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million. The Company did not sell any shares under its at the market offering during the three months ended March 31, 2018.

On January 17, 2018, at a special meeting of stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, authorizing a reverse stock split of the issued and outstanding shares of our common stock, at a ratio within a range of two-to-one and not more than twenty-five-to-one, such ratio and the implementation and timing of such reverse stock split to be determined in the discretion of our Board of Directors, and to reduce the authorized shares of common stock to 50,000,000 shares.  On January 17, 2018, our Board of Directors approved a reverse stock split of one share for twenty-five outstanding shares, or the Reverse Stock Split, and we filed an Amendment to our Amended and Restated Certificate of Incorporation to effect the Reverse Stock Split and reduce our authorized shares of common stock to 50,000,000.

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. Under the restructuring plan, the Company is consolidating its operations for FDA-cleared and CE marked QuickFISH family of products and research and development activities for the Acuitas AMR Gene Panel in Gaithersburg, Maryland, and reducing the size of its commercial organization while the Company works to complete the development of its Acuitas AMR Gene Panel and Acuitas Lighthouse Knowledgebase products and services in development.

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.8 million as of March 31, 2018.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the second quarter of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Results of operations for the three months ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,
	2018	2017
Product sales	$633,496	$734,502
Laboratory services	8,690	16,105
Collaboration revenue	204,040	21,164
Total revenue	$846,226	$771,771

Total revenue for the three months ended March 31, 2018 increased approximately 10%. This increase is primarily attributable to:

•	Product Sales: the decrease in revenue of approximately 14% in the 2018 period compared to the 2017 period is primarily attributable to the discontinuance of our legacy whole genome mapping business;
•	Laboratory Services: the decrease in revenue of approximately 46% in the 2018 period compared to the 2017 period is a result of decreases in sales of our Acuitas MDRO test products; and
•	Collaboration Revenue: the increase in revenue of approximately 864% in the 2018 period compared to the 2017 period is primarily the result of increased revenue associated with our CDC contract.

Operating expenses

	Three Months Ended March 31,
	2018	2017
Cost of products sold	$342,832	$424,950
Cost of services	168,553	100,233
Research and development	1,230,429	2,122,515
General and administrative	1,790,522	1,969,216
Sales and marketing	329,773	1,105,586
Total operating expenses	$3,862,109	$5,722,500

The Company’s total operating expenses for the three months ended March 31, 2018 decreased approximately 33% when compared to the same period in 2017. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the three months ended March 31, 2018 decreased approximately 19% when compared to the same period in 2017. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: cost of services for the three months ended March 31, 2018 increased approximately 68% when compared to the same period in 2017. The change in costs of services is primarily attributable to increased costs of services associated with our CDC contract;

•

Research and development: research and development expenses for the three months ended March 31, 2018 decreased approximately 42% when compared to the same period in 2017, primarily due to a decrease in costs related to the automated rapid pathogen identification project that was suspended in the first quarter of 2017;

•

General and administrative: general and administrative expenses for the three months ended March 31, 2018 decreased approximately 9% when compared to the same period in 2017, primarily due to reduced payroll and outside service costs; and

•

Sales and marketing: sales and marketing expenses for the three months ended March 31, 2018 decreased approximately 70% when compared to the same period in 2017, primarily due to the reductions in the size of our commercial organization in 2017.

Other income (expense)

	Three Months Ended March 31,
	2018	2017
Interest expense	$(57,846)	$(29,844)
Foreign currency transaction gains	12,181	2,620
Other income	5,298	21
Change in fair value of warrant liabilities	8,166	—
Total other expense	$(32,201)	$(27,203)

The Company’s total other expense for the three months ended March 31, 2018 increased primarily as a result of an increase in interest expense due to the modification of the MGHIF Note in June 2017. The increase in interest expense was partially offset by an increase in other income from the sale of equipment, due to the change in the fair value of warrant liabilities, as a result of a decline the Company’s stock price, and due to foreign currency gains.

Liquidity and capital resources

As of March 31, 2018, the Company had cash and cash equivalents of $10.3 million compared to $1.8 million at December 31, 2017. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2018 and 2017, including:

•

On February 6, 2018, the Company closed a public offering, or the February 2018 Public Offering, of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million as described above under "Recent Developments."

•

On July 18, 2017, the Company closed a public offering of 18,164,195 units at $0.40 per unit, and 6,835,805 pre‑funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million as described above under "Recent Developments."

•	On May 31, 2017, the Company entered the bridge financing transaction with jVen Capital described above under "Recent Developments."

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

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of March 31, 2018, the Company has sold an aggregate of 372,011 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.2 million, and gross proceeds of $8.8 million. As of March 31, 2018, remaining availability under the at the market offering is $2.7 million. During the year ended December 31, 2017, the Company sold 227,216 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million. The Company did not sell any shares of its common stock under this at the market offering during the three months ended March 31, 2018.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the first quarter of 2019. This has led management to conclude that there is substantial doubt about the Company's ability to continue as a going concern.  In the event the Company is unable to successfully raise additional capital during or before the first quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,232,031)	$(4,460,492)
Net cash provided by (used in) investing activities	10,440	(27,022)
Net cash provided by financing activities	10,622,784	2,044,257

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2018 consists primarily of our net loss of $3.0 million, reduced by certain noncash items, including depreciation and amortization expense of $0.2 million, and share-based compensation expense of $0.2 million, and the net change in operating assets and liabilities of $0.4 million. Net cash used in operating activities for the three months ended March 31, 2017 consists primarily of our net loss of $5.0 million, reduced by certain noncash items, including depreciation and amortization expense of $0.2 million and share-based compensation expense of $0.2 million, and the net change in operating assets and liabilities of $0.1 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities in the three months ended March 31, 2018 and 2017 consisted solely of purchases of property and equipment and, net proceeds on disposals.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2018 of $10.6 million consisted primarily of the net proceeds from the February 2018 Public Offering.  Net cash provided by financing activities for the three months ended March 31, 2017 of $2.0 million consisted primarily of net proceeds from the at the market offering.

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

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.  Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Contractual obligations and off-balance sheet arrangements

As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, which are supplemented and updated by the following risk factors.

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2017 and 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the three months ended March 31, 2018 and 2017, we had net losses of $3.0 million and $5.0 million, respectively. From our inception through March 31, 2018, we had an accumulated deficit of $151.8 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2017 and 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2018 and 2017, including the February 2018 Public Offering, the July 2017 Public Offering, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $23.3 million.

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

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy.  We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2019.  In the event we are unable to successfully raise additional capital during or before the first quarter of 2019, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing.  We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

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

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we filed a shelf registration statement on Form S-3 to offer for sale and sell, from time to time, up to $50 million of shares of our common stock.  As a smaller reporting company, we are limited to sales under such shelf registration statement, or similar offerings, of no more than one-third of our public float over a rolling 12-month period.  In September 2016, we commenced an “at the market,” or ATM, offering under the shelf registration statement to raise up to $11.5 million.  As of March 31, 2018, we have raised approximately $8.8 million under the ATM offering.  We believe that additional equity financings are the most likely source of capital.  There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2019.  In the event we are unable to successfully raise additional capital during or before the first quarter of 2019, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The current customers we are targeting for our Acuitas AMR Gene Panel and Acuitas Lighthouse Software RUO products are hospital systems, pharmaceutical companies and clinical research organizations, and the  customers we will target for our Acuitas AMR Gene Panel and Acuitas Lighthouse Software test products and services will be hospital systems, acute care hospitals, particularly those with advanced care units, such as intensive care units, community-based hospitals and governmental units, such as public health facilities. We need to provide a compelling case for the savings, patient safety and recovery, reduced length of stay and reduced costs that come from adopting our MDRO diagnosis and management products and services. If we are not able to successfully increase our customer base, sales of our products and our margins may not meet expectations. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products and services, would adversely affect our ability to improve our operating results.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as bioMérieux Cepheid, Becton-Dickinson,  Curetis, Accelerate Diagnostics, T2 Biosystems, GenMark and Nanosphere, and sequencing CLIA laboratories.

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

We may enter into collaborations related to our MDRO, antibiotic resistance and informatics products and services. Such collaborations may be with pharmaceutical companies, platform companies or other participants in our industry. We would have limited control over the amount and timing of resources that any such collaborators could dedicate to the development or commercialization of the subject matter of any such collaboration. Our ability to generate revenues from these arrangements would depend on our and our collaborator’s abilities to successfully perform the functions assigned to each of us in these arrangements. Our relationships with future collaborators may pose several risks, including the following:

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

If our sole laboratory and manufacturing facility becomes inoperable, we will be unable to perform Acuitas MDRO test services, or manufacture our QuickFISH and PNA Fish products or other products, and our business will be harmed.

We are near completing the process of re-locating the manufacturing our QuickFISH and PNA Fish products from our leased facility located in Woburn, Massachusetts to our Gaithersburg, Maryland facility. If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. We obtained all necessary FDA certifications with respect to such relocation. As we look to increase the manufacturing of our Acuitas AMR Gene Panel tests for RUO customers, we may need to obtain additional regulatory approvals

We perform all of our Acuitas MDRO and Acuitas Lighthouse testing services in our CLIA-compliant laboratory located in Gaithersburg, Maryland. We do not have redundant laboratory facilities. Our facility and the equipment we use to perform our diagnostic and screening assays would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed. The facility may be harmed or rendered inoperable by natural or man-made disasters, including flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

In order to establish a redundant facility, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility.

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

Our products may be subject to product recalls that could harm our reputation, business and financial results.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules implemented by the SEC and the Nasdaq Capital Market, impose a number of requirements on public companies, including with respect to corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. Moreover, compliance with these rules and regulations has increased our legal, accounting and financial compliance costs and has made some activities more time-consuming and costly. It is also more expensive for us to obtain director and officer liability insurance.

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

During the period from our initial public offering in May 2015 through May 8, 2018, the market price of our common stock fluctuated from a high of $136.00 per share to a low of $1.63 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Trading of our common stock is currently conducted on the Nasdaq Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. Currently, approximately 7% of our common stock, on a fully diluted basis, is held by officers, directors and their affiliates, each of whom is subject to certain restrictions with regard to trading our common stock. This ownership may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, following the reverse stock split, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of May 8, 2018, we had outstanding warrants to acquire 3,525,796 shares of our common stock, and stock options to purchase 219,628 shares of our common stock. The expiration of the term of such options and warrants range from March 2019 to February 2025. A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed in the Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on January 17, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 17, 2018)

4.1	Form of Common Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.2	Form of Pre-Funded Common Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.3	Form of Placement Agent Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

10.1

Form of Securities Purchase Agreement between the Registrant and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2018)

10.2

Engagement Letter, dated as of December 18, 2017, between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-1, Amendment No. 1, File No. 333-222140, filed on January 31, 2018)

10.3

Executive Change In Control And Severance Benefits Agreement, dated January 29, 2018 between OpGen, Inc. and Timothy C. Dec (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2018)

10.4

Executive Change In Control And Severance Benefits Agreement, dated January 29, 2018 between OpGen, Inc. and Vadim Sapiro (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 29, 2018)

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	May 14, 2018