Form 10-Q
period 2018-06-30
OPGEN INC
filed 2018-08-08
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

6,211,277 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 3, 2018.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the completion of our development efforts for the AMR Gene Panel for patients at risk for cUTI and Acuitas Lighthouse Software, and the timing of commercialization;
•	our ability to sustain or grow our customer base for our current products;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative or strategic agreements;
•	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including OpGen®, Acuitas®, Acuitas Lighthouse®, Argus®, AdvanDx®, QuickFISH®, and PNA FISH®. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$7,428,993	$1,847,171
Accounts receivable, net	516,472	809,540
Inventory, net	614,423	533,425
Prepaid expenses and other current assets	525,484	311,644
Total current assets	9,085,372	3,501,780
Property and equipment, net	932,215	835,537
Goodwill	600,814	600,814
Intangible assets, net	1,219,274	1,353,182
Other noncurrent assets	289,032	328,601
Total assets	$12,126,707	$6,619,914
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,283,469	$1,691,712
Accrued compensation and benefits	868,802	746,924
Accrued liabilities	1,377,055	1,160,714
Deferred revenue	14,122	24,442
Short-term notes payable	476,567	1,010,961
Current maturities of long-term capital lease obligations	248,305	154,839
Total current liabilities	4,268,320	4,789,592
Deferred rent	230,122	290,719
Note payable	825,911	—
Warrant liability	298	8,453
Long-term capital lease obligations and other noncurrent liabilities	403,291	130,153
Total liabilities	5,727,942	5,218,917
Commitments (Note 9)
Stockholders’ equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,067,039 and 2,265,320 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	60,670	22,653
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	161,449,185	150,114,671
Accumulated other comprehensive loss	(20,366)	(25,900)
Accumulated deficit	(155,090,724)	(148,710,427)
Total stockholders’ equity	6,398,765	1,400,997
Total liabilities and stockholders’ equity	$12,126,707	$6,619,914

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Product sales	$632,525	$681,127	$1,266,021	$1,415,629
Laboratory services	1,100	15,850	9,790	31,955
Collaboration revenue	155,276	6,233	359,316	27,397
Total revenue	788,901	703,210	1,635,127	1,474,981
Operating expenses
Cost of products sold	303,663	392,791	646,495	817,741
Cost of services	179,402	78,763	347,955	178,996
Research and development	1,304,388	1,762,234	2,534,817	3,884,749
General and administrative	1,831,063	1,750,018	3,621,585	3,719,234
Sales and marketing	426,297	909,402	756,070	2,014,988
Total operating expenses	4,044,813	4,893,208	7,906,922	10,615,708
Operating loss	(3,255,912)	(4,189,998)	(6,271,795)	(9,140,727)
Other (expense) income
Interest and other income	5	22	5,303	43
Interest expense	(54,533)	(53,813)	(112,379)	(83,657)
Foreign currency transaction (losses) gains	(21,762)	8,998	(9,581)	11,618
Change in fair value of derivative financial instruments	(11)	26,744	8,155	26,744
Total other expense	(76,301)	(18,049)	(108,502)	(45,252)
Loss before income taxes	(3,332,213)	(4,208,047)	(6,380,297)	(9,185,979)
Provision for income taxes	—	—	—	—
Net loss	(3,332,213)	(4,208,047)	(6,380,297)	(9,185,979)
Net loss available to common stockholders	$(3,332,213)	$(4,208,047)	$(6,380,297)	$(9,185,979)
Net loss per common share - basic and diluted	$(0.57)	$(3.73)	$(1.29)	$(8.45)
Weighted average shares outstanding - basic and diluted	5,826,947	1,128,426	4,950,517	1,086,477
Net loss	$(3,332,213)	$(4,208,047)	$(6,380,297)	$(9,185,979)
Other comprehensive gain (loss) - foreign currency translation	18,113	(3,834)	5,534	(7,591)
Comprehensive loss	$(3,314,100)	$(4,211,881)	$(6,374,763)	$(9,193,570)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(6,380,297)	$(9,185,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	317,652	324,412
Noncash interest expense	94,594	19,498
Share-based compensation	452,080	454,712
Gain on sale of equipment	(5,253)	—
Change in fair value of warrant liabilities	(8,155)	(26,744)
Changes in operating assets and liabilities:
Accounts receivable	291,273	130,658
Inventory	(81,321)	113,465
Other assets	(235,835)	81,926
Accounts payable	(219,565)	674,627
Accrued compensation and other liabilities	226,611	(248,372)
Deferred revenue	(10,320)	363
Net cash used in operating activities	(5,558,536)	(7,661,434)
Cash flows from investing activities
Purchases of property and equipment	(4,457)	(174,113)
Proceeds from sale of equipment	10,440	—
Net cash provided by (used in) investing activities	5,983	(174,113)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	192,322	3,426,050
Proceeds from issuance of units, net of selling costs	10,728,132	—
Proceeds from debt, net of issuance costs	309,900	664,461
Proceeds from exercise of stock options	—	7,560
Payments on debt	(55,582)	(53,047)
Payments on capital lease obligations	(107,871)	(108,095)
Net cash provided by financing activities	11,066,901	3,936,929
Effects of exchange rates on cash	5,584	(7,023)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,519,932	(3,905,641)
Cash, cash equivalents and restricted cash at beginning of period	2,090,551	4,360,704
Cash, cash equivalents and restricted cash at end of period	$7,610,483	$455,063
Supplemental disclosure of cash flow information
Cash paid for interest	$17,785	$36,131
Supplemental disclosures of noncash investing and financing activities:
Property and equipment acquired through capital lease	$281,153	$—
Conversion of accounts payable to capital lease	$174,968	$—
Unpaid deferred offering costs	$—	$179,150

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters and its principal operations are in Gaithersburg, Maryland. The Company also has operations in Woburn, Massachusetts, Copenhagen, Denmark, and Bogota, Colombia. The Company operates in one business segment.

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

The Company’s molecular diagnostics and informatics offerings combine its Acuitas DNA tests and Acuitas Lighthouse informatics platform for use with its proprietary, curated MDRO knowledgebase. The Company is working to deliver its products and services, some in development, to a global network of customers and partners.  These include:

•

Its Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include its Acuitas antimicrobial resistance (“AMR”) Gene Panel u5.47 for complicated urinary tract infections in development as a clinical diagnostic test and available for Research Use Only (“RUO”), the QuickFISH and PNA FISH FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and its Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company to reduce costs, including:

•

On June 11, 2018, the Company executed an Allonge (the “Allonge”) to its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to Merck Global Health Innovation Fund, LLC (“MGHIF”).  The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, will be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021.

•

On February 6, 2018, the Company closed a public offering (the “February 2018 Public Offering”) of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. As of April 19, 2018, all 851,155 pre-funded warrants issued in the February 2018 Public Offering have been exercised.

•

On July 18, 2017, the Company closed a public offering (the “July 2017 Public Offering”) of 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital, LLC (“jVen Capital”) was one of the investors participating in the offering. jVen Capital is an affiliate of Evan Jones, the Company’s Chairman of the Board and Chief Executive Officer.  Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.63 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.63 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance.  Approximately $1 million of the gross proceeds was used to repay the outstanding Bridge Financing Notes to jVen Capital in July 2017.

•

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure.  Under the restructuring plan the Company is consolidating its operations, including manufacturing, for its FDA-cleared and CE marked QuickFISH and PNA FISH families of products and research and development activities for the Acuitas AMR Gene Panel products and services, in Gaithersburg, Maryland, and reducing the size of its commercial organization while the Company works to complete the development of its Acuitas AMR Gene Panel and Acuitas Lighthouse Knowledgebase products and services in development.

•

On May 31, 2017, the Company entered into a Note Purchase Agreement with jVen Capital, under which jVen Capital agreed to provide bridge financing in an aggregate principal amount of up to $1,500,000 to the Company in up to three separate tranches of $500,000 (each, a “Bridge Financing Note” and collectively, the “Bridge Financing Notes”). The interest rate on each Bridge Financing Note was ten percent (10%) per annum (subject to increase upon an event of default).  The Bridge Financing Notes were prepayable by the Company at any time without penalty, and had a maturity date of September 30, 2017, which could be accelerated upon the closing of a qualified financing (any equity or debt financing that raised net proceeds of $5 million or more).  The Bridge Financing Notes were contingently convertible at the option of the holder upon an event of default into shares of the Company’s convertible Series B preferred stock.  In connection with the issuance of Bridge Financing Notes, in June and July 2017, the Company issued jVen Capital stock purchase warrants to acquire 5,634 shares with an exercise price of $19.50 per share, and warrants to acquire 6,350 shares with an exercise price of $17.25 per share.  The Company drew down on two of three Bridge Financing Notes during June and July 2017, and repaid such outstanding Bridge Financing Notes in full upon the closing of the July 2017 Public Offering.

•

On September 13, 2016, the Company entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company LLC (“Cowen”) pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  As of June 30, 2018, the Company sold an aggregate of 476,054 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.4 million, and gross proceeds of $9.0 million. As of June 30, 2018, under the initial sales agreement, the remaining availability under the at the market offering is $2.5 million.  During the three and six months ended June 30, 2018, the Company has sold 104,043 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.2 million, and gross proceeds of $0.2 million.

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

Note 3 - Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed, consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following unaudited condensed, consolidated financial statements be read in conjunction with the audited condensed, consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2017 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated. The Company operates in one business segment.

Foreign currency

The Company has subsidiaries located in Copenhagen, Denmark, and Bogota, Colombia both which use currencies other than the U.S dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at June 30, 2018 and December 31, 2017.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss.  Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, share-based compensation, allowances for doubtful accounts and inventory obsolescence, and valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, depreciation and amortization and estimated useful lives of long-lived assets. Actual results could differ from those estimates.

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalent, receivables, accounts payable, deferred revenue and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

Cash, cash equivalents and restricted cash

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

At June 30, 2018, the Company has funds totaling $181,490, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. At December 31, 2017, the Company had funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $32,416 and $31,278 as of June 30, 2018 and December 31, 2017, respectively.

One individual customer represented in excess of 10% of revenues for the three months ended June 30, 2018. No individual customer represented in excess of 10% of revenues for the three months ended June 30, 2017. One individual customer represented in excess of 10% of revenues for the six months ended June 30, 2018.  No individual customer represented in excess of 10% of revenues for the six months ended June 30, 2017. At June 30, 2018, one individual customer represented in excess of 10% of total accounts receivable.  At December 31, 2017, no individual customer represented in excess of 10% of total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2018	December 31, 2017
Raw materials and supplies	$409,961	$360,134
Work-in process	79,098	51,233
Finished goods	125,364	122,058
Total	$614,423	$533,425

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $125,738 and $155,507 at June 30, 2018 and December 31, 2017, respectively.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and six months ended June 30, 2018 and 2017, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of June 30, 2018 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(136,731)	$324,269	$(113,679)	$347,321
Developed technology	458,000	(194,034)	263,966	(161,322)	296,678
Customer relationships	1,094,000	(462,961)	631,039	(384,817)	709,183
	$2,013,000	$(793,726)	$1,219,274	$(659,818)	$1,353,182

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks is 10 years, developed technology is 7 years, and customer relationships is 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended June 30, 2018 and 2017. Total amortization expense of intangible assets was $133,908 for each of the six months ended June 30, 2018 and 2017.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and six months ended June 30, 2018 and 2017, the Company determined that its finite-lived intangible assets were not impaired.

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

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of June 30, 2018 and December 31, 2017 was $600,814.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three and six months ended June 30, 2018 and 2017, the Company determined that its goodwill was not impaired.

Revenue recognition

Subsequent to the Adoption of Accounting Standards Codification Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018

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

Research and development costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries and related expenses for personnel, other resources, laboratory supplies, and fees paid to consultants and outside service partners.

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

The Tax Legislation also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of the transition to the territorial tax system the Tax Legislation includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will not result in any additional U.S. income tax liability as it estimates it currently has no undistributed foreign earnings.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 3.8 million shares and 0.6 million shares as of June 30, 2018 and 2017, respectively.

Recent accounting pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”) that is designed to improve financial reporting by creating common recognition guidance for GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. From March to December 2016, amendments to the new revenue recognition standard were issued to clarify numerous accounting topics, including, but not limited to (i) the implementation guidance on principal versus agent considerations, (ii) the identification of performance obligations, (iii) the licensing implementation guidance, (iv) the objective of the collectability criterion, (v) the application of the variable consideration guidance and modified retrospective transition method, (vi) the way in which impairment testing is performed and (vii) the disclosure requirements for revenue recognized from performance obligations. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach is applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. This guidance is effective for annual reporting periods beginning after December 15, 2017.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$7,428,993	$1,847,171	$211,683	$4,117,324
Restricted cash	181,490	243,380	243,380	243,380
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$7,610,483	$2,090,551	$455,063	$4,360,704

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

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

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

Note 4 – Revenue from Contracts with Customers

Disaggregated Revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$632,525	$681,127	$1,266,021	$1,415,629
Laboratory services	1,100	15,850	9,790	31,955
Collaboration revenue	155,276	6,233	359,316	27,397
Total revenue	$788,901	$703,210	$1,635,127	$1,474,981

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2017	$24,442
Revenue recognized in the current period from the amounts in the beginning balance	(13,470)
New deferrals, net of amounts recognized in the current period	3,150
Balance at June 30, 2018	$14,122

Contract Assets

The Company had contract assets of $51,575 of June 30, 2018, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was approximately $157 thousand at June 30, 2018, which the Company expects to recognize over the next six months.

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

On June 11, 2018, the Company executed an Allonge to the MGHIF Note.  The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, will be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021.

The Allonge to the MGHIF Note, was treated as a debt modification and as such the unamortized issuance costs of approximately $7 thousand as of June 11, 2018 is deferred and amortized as incremental expense over the term of the MGHIF Note.

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

For the six months ended June 30, 2018, the Company has not transferred any assets between fair value measurement levels.

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

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018:

Description	Balance at December 31, 2017	Change in Fair Value	Balance at June 30, 2018
Warrant liability	$8,453	$(8,155)	$298

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three and six months ended June 30, 2018 and 2017.

Note 7 - Debt

As of June 30, 2018, the Company’s outstanding short-term debt consisted of approximately $167 thousand due under the MGHIF Note, as well as, the financing arrangements for the Company’s insurance with note balances of approximately $310 thousand with a final payment scheduled for December 2018. The Company’s outstanding long-term debt as of June 30, 2018 consisted of approximately $826 thousand due under the MGHIF Note, net of discounts and financing costs (see Note 5 “MGHIF Financing”). As of December 31, 2017, the Company’s outstanding short-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs, as well as the financing arrangements for the Company’s insurance with note balances of approximately $0.1 million. The Company did not have any long-term debt as of December 31, 2017. Total principal payments of $0.3 million are due annually in 2018, 2019, 2020, and 2021.

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $54,533 and $53,813 for the three months ended June 30, 2018 and 2017, respectively. Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $112,379 and $83,657 for the six months ended June 30, 2018 and 2017, respectively.

Note 8 - Stockholders’ equity

As of June 30, 2018, the Company has 50,000,000 shares of authorized common stock and 6,067,039 shares issued and outstanding, and 10,000,000 authorized preferred shares, of which none were issued or outstanding.

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

In the February 2018 Public Offering, the Company issued 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. 673,077 pre-funded warrants issued in the February 2018 Public Offering were exercised during the three months ended June 30, 2018. 851,155 pre-funded warrants issued in the February 2018 Public Offering were exercised during the six months ended June 30, 2018.

In connection with the February 2018 Public Offering, the Company issued to its placement agent warrants to purchase 184,615 shares of common stock.  The warrants issued to the Placement Agent have an exercise price of $4.0625 per share and are exercisable for five years.

In the July 2017 Public Offering, the Company issued 18,164,195 units at $0.40 per unit, and 6,835,805 pre-funded units at $0.39 per pre-funded unit, raising gross proceeds of approximately $10 million and net proceeds of approximately $8.8 million.  jVen Capital was one of the investors participating in the offering.  Each unit included one twenty-fifth of a share of common stock and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.63 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twenty-fifth of a share of common stock for an exercise price of $0.25 per share, and one common warrant to purchase one twenty-fifth of a share of common stock at an exercise price of $10.63 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. At closing, the outstanding Bridge Financing Notes issued to jVen Capital, were repaid in the principal amount of $1 million plus accrued interest of $6,438.  All pre-funded warrants issued in the July 2017 Public Offering were exercised during the year ended December 31, 2017.

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

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of June 30, 2018, the Company has sold an aggregate of 476,054 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.4 million, and gross proceeds of $9.0 million. As of June 30, 2018, the remaining availability under the at the market offering is $2.5 million. During the three and six months ended June 30, 2018, the Company has sold 104,043 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.2 million, and gross proceeds of $0.2 million.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2018, 36,409 shares remain available for issuance under the 2015 Plan, which includes 90,612 shares automatically added to the 2015 Plan on January 1, 2018.

For the three and six months ended June 30, 2018 and 2017, the Company recognized share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of services	$1,341	$2,145	$3,731	$3,968
Research and development	61,080	52,777	130,551	110,555
General and administrative	140,158	160,419	292,340	312,895
Sales and marketing	11,311	(6,034)	25,458	27,294
	$213,890	$209,307	$452,080	$454,712

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three months ended June 30, 2018, the Company granted stock options to acquire 10,000 shares of common stock at a weighted average exercise price of $2.30 per share and a weighted average grant date fair value of $1.03 per share. During the three months ended June 30, 2018, 1,372 options were forfeited at a weighted average exercise price of $50.14 per share.

During the six months ended June 30, 2018, the Company granted stock options to acquire 95,800 shares of common stock at a weighted average exercise price of $3.84 per share and a weighted average grant date fair value of $1.93 per share. During the six months ended June 30, 2018, 6,216 options were forfeited at a weighted average exercise price of $12.85 per share. The Company had total stock options to acquire 226,008 shares of common stock outstanding at June 30, 2018.

Restricted stock units

During the six months ended June 30, 2018, 5,400 restricted stock units vested and no restricted stock units were forfeited. The Company had 500 total restricted stock units outstanding at June 30, 2018.

Stock purchase warrants

At June 30, 2018 and December 31, 2017, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2018 (1)	December 31, 2017 (1)
March 2008	$19,763.50	March 2018	—	2
November 2009	$197.75	November 2019	270	270
January 2010	$197.75	January 2020	270	270
March 2010	$197.75	March 2020	55	55
November 2011	$197.75	November 2021	212	212
December 2011	$197.75	December 2021	27	27
March 2012	$2,747.50	March 2019	165	165
February 2015	$165.00	February 2025	9,001	9,001
May 2015	$165.00	May 2020	138,310	138,310
May 2016	$32.81	May 2021	189,577	189,577
June 2016	$32.81	May 2021	82,035	82,035
June 2017	$19.50	June 2022	18,754	18,754
July 2017	$17.25	July 2022	6,350	6,350
July 2017	$12.50	July 2022	50,000	50,000
July 2017	$10.63	July 2022	1,000,003	1,000,003
February 2018	$4.06	February 2023	184,615	—
February 2018	$3.25	February 2023	1,846,153	—
			3,525,797	1,495,031

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on January 17, 2018 were rounded up to the next whole share of common stock on a holder by holder basis.

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

Rent expense under the Company’s facility operating leases for the three months ended June 30, 2018 and 2017 was $252,535 and $238,703, respectively. Rent expense under the Company’s facility operating leases for the six months ended June 30, 2018 and 2017 was $502,292 and $471,539, respectively.

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

Restructuring

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. Under the restructuring plan, the Company is consolidating its operations for FDA-cleared and CE marked QuickFISH and PNA FISH products and research and development activities for the Acuitas AMR Gene Panel in Gaithersburg, Maryland, and reducing the size of its commercial organization while the Company works to complete the development of its Acuitas AMR Gene Panel and Acuitas Lighthouse Knowledgebase products and services in development.

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.7 million as of June 30, 2018.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the second half of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease-use date and given that we have only begun sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Supply Agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation (“LTC”) to supply the Company with QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of June 30, 2018 the Company has acquired eight QuantStudio 5s including five in the six months ended June 30, 2018. Each QuantStudio 5 costs approximately $42 thousand and each instrument acquired to date has been financed through capital leases. As of June 30, 2018 the Company has committed to acquiring an additional three QuantStudio 5s in the next three months.

Note 10 - License agreements, research collaborations and development agreements

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 and $62,941 for the three months ended June 30, 2018 and 2017, respectively. The Company recognized  net royalty expense of $125,000 and $132,186 for the six months ended June 30, 2018 and 2017, respectively. Annual future minimum royalty fees are $250,000 under this agreement.

Note 11 - Related party transactions

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp. (“MSD”), a wholly-owned subsidiary of Merck, and an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, MSD provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. MSD gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $171,646 of procurement costs which have been recognized as research and development expense. The Company recognized research and development expense of $22,604 and $54,774 related to the agreement in the three months ended June 30, 2018 and 2017, respectively. The Company recognized research and development expense of $22,604 and $113,907 related to the agreement in the six months ended June 30, 2018 and 2017, respectively.

In December 2017, the Company entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions  division, whereby ILÚM Health Solutions will provide services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. The Company recognized $84,853 and $198,665 of cost of services expense related to the contract in the three and six months ended June 30, 2018, respectively.

Note 12 – Subsequent events

On July 30, 2018, the Company issued 144,238 shares of common stock to MGHIF in a private placement transaction for $285,512 of accrued and unpaid interest due as of July14, 2018 under the MGHIF Note (see Note 5 “MGIF Financing”).

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

Overview

OpGen was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the Merger with AdvanDx (“the Merger”). Pursuant to the terms of a Merger Agreement, Velox Acquisition Corp., OpGen’s wholly owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx with AdvanDx surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx are collectively referred to hereinafter as the “Company.” The Company’s headquarters and principal operations are in Gaithersburg, Maryland. The Company also has operations in Woburn, Massachusetts, Copenhagen, Denmark, and Bogota, Colombia. The Company operates in one business segment.

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

•

The Company’s Acuitas DNA tests provide rapid microbial identification and antibiotic resistance gene information. These products include the Acuitas AMR Gene Panel u5.47 for complicated urinary tract infections in development as a clinical diagnostic test and available for Research Use Only, the QuickFISH® and PNA FISH FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, and the Acuitas Resistome Tests for genetic analysis of hospital surveillance isolates.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2017 and 2018:

•

On June 11, 2018, the Company executed an Allonge (the “Allonge”) to its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to Merck Global Health Innovation Fund, LLC (“MGHIF”).  The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, will be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021.

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

•

During the year ended December 31, 2017, the Company sold 227,216 shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million. During the three and six months ended June 30, 2018, the Company sold 104,043 shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $0.2 million, and gross proceeds of $0.2 million.

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

In early June 2017, the Company commenced a restructuring of its operations to improve efficiency and reduce its cost structure. Under the restructuring plan, the Company is consolidating its operations for FDA-cleared and CE marked QuickFISH and PNA FISH products and research and development activities for the Acuitas AMR Gene Panel in Gaithersburg, Maryland, and reducing the size of its commercial organization while the Company works to complete the development of its Acuitas AMR Gene Panel and Acuitas Lighthouse Knowledgebase products and services in development. As part of this restructuring, the Company decommissioned its CLIA laboratory operations in the third quarter of 2018 to provide incremental resources in support of efforts to gain FDA clearance for the Company’s Acuitas AMR Gene Panel products in development.

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.7 million as of June 30, 2018.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the second half of 2018.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date and given that we have only begun sublease pursuit activities.  We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Results of operations for the three months ended June 30, 2018 and 2017

Revenues

	Three Months Ended June 30,
	2018	2017
Product sales	$632,525	$681,127
Laboratory services	1,100	15,850
Collaboration revenue	155,276	6,233
Total revenue	$788,901	$703,210

Total revenue for the three months ended June 30, 2018 increased approximately 12%. This increase is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 7% in the 2018 period compared to the 2017 period is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products and the discontinuance of our legacy whole genome mapping business;

•	Laboratory Services: the decrease in revenue of approximately 93% in the 2018 period compared to the 2017 period is a result of decreases in sales of our Acuitas MDRO test products; and
•	Collaboration Revenue: the increase in revenue of approximately 2391% in the 2018 period compared to the 2017 period is primarily the result of increased revenue associated with our CDC contract.

Operating expenses

	Three Months Ended June 30,
	2018	2017
Cost of products sold	$303,663	$392,791
Cost of services	179,402	78,763
Research and development	1,304,388	1,762,234
General and administrative	1,831,063	1,750,018
Sales and marketing	426,297	909,402
Total operating expenses	$4,044,813	$4,893,208

The Company’s total operating expenses for the three months ended June 30, 2018 decreased approximately 17% when compared to the same period in 2017. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the three months ended June 30, 2018 decreased approximately 23% when compared to the same period in 2017. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: cost of services for the three months ended June 30, 2018 increased approximately 128% when compared to the same period in 2017. The change in costs of services is primarily attributable to increased costs of services associated with our CDC contract;

•

Research and development: research and development expenses for the three months ended June 30, 2018 decreased approximately 26% when compared to the same period in 2017, primarily due to a decrease in costs related to the automated rapid pathogen identification project that was suspended in the first half of 2017;

•

General and administrative: general and administrative expenses for the three months ended June 30, 2018 increased approximately 5% when compared to the same period in 2017, primarily due to increased legal costs; and

•

Sales and marketing: sales and marketing expenses for the three months ended June 30, 2018 decreased approximately 53% when compared to the same period in 2017, primarily due to the reductions in the size of our commercial organization in 2017.

Other income (expense)

	Three Months Ended June 30,
	2018	2017
Interest expense	$(54,533)	$(53,813)
Foreign currency transaction (losses) gains	(21,762)	8,998
Interest and other income	5	22
Change in fair value of derivative financial instruments	(11)	26,744
Total other expense	$(76,301)	$(18,049)

The Company’s total other expense for the three months ended June 30, 2018 increased primarily as a result of foreign exchange losses and decreased gains due to changes in the fair value of warrant liabilities.

Results of operations for the six months ended June 30, 2018

Revenues

	Six Months Ended June 30,
	2018	2017
Product sales	$1,266,021	$1,415,629
Laboratory services	9,790	31,955
Collaboration revenue	359,316	27,397
Total revenue	$1,635,127	$1,474,981

Total revenue for the six months ended June 30, 2018 increased approximately 11%. This increase is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 11% in the 2018 period compared to the 2017 period is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products and the discontinuance of our legacy whole genome mapping business;

•	Laboratory Services: the decrease in revenue of approximately 69% in the 2018 period compared to the 2017 period is a result of decreases in sales of our Acuitas MDRO test products; and
•	Collaboration Revenue: the increase in revenue of approximately 1212% in the 2018 period compared to the 2017 period is primarily the result of increased revenue associated with our CDC contract.

Operating expenses

	Six Months Ended June 30,
	2018	2017
Cost of products sold	$646,495	$817,741
Cost of services	347,955	178,996
Research and development	2,534,817	3,884,749
General and administrative	3,621,585	3,719,234
Sales and marketing	756,070	2,014,988
Total operating expenses	$7,906,922	$10,615,708

The Company’s total operating expenses for the six months ended June 30, 2018 decreased approximately 26% to $7.9 million from $10.6 million, when compared to the same period in 2017. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the six months ended June 30, 2018 decreased approximately 21% when compared to the same period in 2017. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: cost of services for the six months ended June 30, 2018 increased approximately 94% when compared to the same period in 2017. The change in costs of services is primarily attributable to increased costs of services associated with our CDC contract;

•

Research and development: research and development expenses for the six months ended June 30, 2018 decreased approximately 35% when compared to the same period in 2017, primarily due to a decrease in costs related to the automated rapid pathogen identification project that was suspended in the first half of 2017;

•

General and administrative: general and administrative expenses for the six months ended June 30, 2018 decreased approximately 3% when compared to the same period in 2017, primarily due to reduced payroll costs; and

•

Sales and marketing: sales and marketing expenses for the six months ended June 30, 2018 decreased approximately 62% when compared to the same period in 2017, primarily due to the reductions in the size of our commercial organization in 2017.

Other income (expense)

	Six Months Ended June 30,
	2018	2017
Interest expense	$(112,379)	$(83,657)
Foreign currency transaction (losses) gains	(9,581)	11,618
Interest and other income	5,303	43
Change in fair value of derivative financial instruments	8,155	26,744
Total other expense	$(108,502)	$(45,252)

The Company’s total other expense for the six months ended June 30, 2018 increased primarily as a result of an increase in interest expense due to the modification of the MGHIF Note in June 2017, foreign currency losses, and decreased gains due to the change in fair value of warrant liabilities.

Liquidity and capital resources

As of June 30, 2018, the Company had cash and cash equivalents of $7.4 million compared to $1.8 million at December 31, 2017. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2018 and 2017, including:

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

A condition to the receipt of the bridge financing was an extension of the maturity date of the MGHIF Note from July 14, 2017 to July 14, 2018. In return for MGHIF’s consent to such extension, the Company issued the amended and restated MGHIF Note to increase the interest rate to 10% and issued warrants to purchase shares of common stock to MGHIF equal to 20% of the principal balance of the MGHIF Note, plus interest accrued thereon, as of June 28, 2017.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of June 30, 2018, the Company sold an aggregate of 476,054 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.4 million, and gross proceeds of $9.0 million. As of June 30, 2018, the remaining availability under the at the market offering is $2.5 million. During the year ended December 31, 2017, the Company sold 227,216 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million. During the three and six months ended June 30, 2018, the Company sold 476,054 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.2 million, and gross proceeds of $0.2 million.

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

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(5,558,536)	$(7,661,434)
Net cash provided by (used in) investing activities	5,983	(174,113)
Net cash provided by financing activities	11,066,901	3,936,929

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2018 consists primarily of our net loss of $6.4 million, reduced by certain noncash items, including depreciation and amortization expense of $0.3 million, and share-based compensation expense of $0.5 million, and the net change in operating assets and liabilities of $0.4 million. Net cash used in operating activities for the six months ended June 30, 2017 consists primarily of our net loss of $9.2 million, reduced by certain noncash items, including depreciation and amortization expense of $0.3 million and share-based compensation expense of $0.5 million, and the net change in operating assets and liabilities of $0.8 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities in the six months ended June 30, 2018 and 2017 consisted solely of purchases of property and equipment and net proceeds from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 of $11.1 million consisted primarily of the net proceeds from the February 2018 Public Offering.  Net cash provided by financing activities for the six months ended June 30, 2017 of $3.9 million consisted primarily of net proceeds from the at the market offering.

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

As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the six months ended June 30, 2018 and 2017, we had net losses of $6.4 million and $9.2 million, respectively. From our inception through June 30, 2018, we had an accumulated deficit of $155.1 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2017 and 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2018 and 2017, including the February 2018 Public Offering, the July 2017 Public Offering, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $23.5 million.

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

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. In September 2016, we filed a shelf registration statement on Form S-3 to offer for sale and sell, from time to time, up to $50 million of shares of our common stock.  As a smaller reporting company, we are limited to sales under such shelf registration statement, or similar offerings, of no more than one-third of our public float over a rolling 12-month period.  In September 2016, we commenced an “at the market,” or ATM, offering under the shelf registration statement to raise up to $11.5 million.  As of June 30, 2018, we have raised approximately $9.0 million under the ATM offering.  We believe that additional equity financings are the most likely source of capital.  There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

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

In July 2015, in connection with our acquisition of our subsidiary, AdvanDx, MGHIF made investments in the Company, including the $1 million MGHIF Note, secured by a security interest in substantially all of our assets, including our intellectual property assets. The debt is due to be paid in six semi-annual payments of $166,667 beginning on January 2, 2019 and ending on July 1, 2021. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the MGHIF Note, MGHIF has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

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

We have seen declining revenues from our current customers for our QuickFISH and PNA FISH products as we work to automate and expand our current product offerings. We may not be successful in developing such automated rapid pathogen identification products, which would materially, adversely affect our business.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as bioMérieux Cepheid, Becton-Dickinson,  Curetis, Accelerate Diagnostics, T2 Biosystems, GenMark and Luminex, and sequencing CLIA laboratories.

We also face competition from commercial laboratories, such as Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated and EuroFins, which have strong infrastructure to support the commercialization of diagnostic laboratory services.

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

We may enter into collaborations or strategic partnering transactions with third parties to develop product and services candidates. If these collaborations are not successful, our business could be adversely affected.

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

We sell our products through our own direct sales force, which sells our Acuitas AMR Gene Panel and Acuitas Lighthouse Software, our QuickFISH and PNA FISH products, and our Acuitas Lighthouse surveillance product and services offerings. All of these products and services may be offered and sold to different potential customers or involve discussions with multiple personnel in in-patient facilities. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The inpatient healthcare industry is a large and diverse market. As a result, we believe it is necessary to maintain a sales force that includes sales representatives with specific technical backgrounds that can support our customers’ needs. We will also need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

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

We are near completing the process of re-locating the manufacturing our QuickFISH and PNA FISH products from our leased facility located in Woburn, Massachusetts to our Gaithersburg, Maryland facility. If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. We obtained all necessary FDA certifications with respect to such relocation. As we look to increase the manufacturing of our Acuitas AMR Gene Panel tests for RUO customers, we may need to obtain additional regulatory approvals

We perform all of our Acuitas MDRO and Acuitas Lighthouse testing services in our laboratory located in Gaithersburg, Maryland. We do not have redundant laboratory facilities. Our facility and the equipment we use to perform our diagnostic and screening assays would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed. The facility may be harmed or rendered inoperable by natural or man-made disasters, including flooding and power outages, which may render it difficult or impossible for us to perform our tests for some period of time. The inability to perform our tests may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

We believe that there are only a few other equipment manufacturers that are currently capable of supplying and servicing the equipment and other supplies and materials necessary for our laboratory operations. The use of equipment or materials furnished by these replacement suppliers would require us to alter our laboratory operations. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate our products. There can be no assurance that we will be able to secure alternative equipment and other materials, and bring such equipment and materials online and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment we require for our products, our business, financial condition, results of operations and reputation could be adversely affected.

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

During the period from our initial public offering in May 2015 through August 3, 2018, the market price of our common stock fluctuated from a high of $136.00 per share to a low of $1.63 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of August 3, 2018, we had outstanding warrants to acquire 3,525,797 shares of our common stock, and stock options to purchase 219,208 shares of our common stock. The expiration of the term of such options and warrants range from March 2019 to February 2025. A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1

Allonge, dated June 11, 2018, to the Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued by OpGen, Inc. to Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	August 8, 2018