Form 10-Q
period 2018-09-30
OPGEN INC
filed 2018-11-14
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

8,645,470 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 9, 2018.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$4,735,506	$1,847,171
Accounts receivable, net	315,612	809,540
Inventory, net	529,815	533,425
Prepaid expenses and other current assets	457,929	311,644
Total current assets	6,038,862	3,501,780
Property and equipment, net	1,150,238	835,537
Goodwill	600,814	600,814
Intangible assets, net	1,152,320	1,353,182
Other noncurrent assets	280,652	328,601
Total assets	$9,222,886	$6,619,914
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,036,005	$1,691,712
Accrued compensation and benefits	1,023,577	746,924
Accrued liabilities	965,178	1,160,714
Deferred revenue	10,323	24,442
Short-term notes payable	470,911	1,010,961
Current maturities of long-term capital lease obligations	358,604	154,839
Total current liabilities	3,864,598	4,789,592
Deferred rent	196,558	290,719
Note payable	659,728	—
Warrant liability	383	8,453
Long-term capital lease obligations and other noncurrent liabilities	472,068	130,153
Total liabilities	5,193,335	5,218,917
Commitments (Note 9)
Stockholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,425,470 and 2,265,320 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	64,255	22,653
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	162,330,283	150,114,671
Accumulated other comprehensive loss	(18,838)	(25,900)
Accumulated deficit	(158,346,149)	(148,710,427)
Total stockholders’ equity	4,029,551	1,400,997
Total liabilities and stockholders’ equity	$9,222,886	$6,619,914

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Product sales	$539,856	$729,742	$1,805,877	$2,145,371
Laboratory services	12,365	9,070	22,155	41,025
Collaboration revenue	—	6,302	359,316	33,699
Total revenue	552,221	745,114	2,187,348	2,220,095
Operating expenses
Cost of products sold	292,984	448,407	939,479	1,266,148
Cost of services	98,189	49,119	446,144	228,115
Research and development	1,286,300	1,513,157	3,821,117	5,397,906
General and administrative	1,743,636	1,600,577	5,365,221	5,319,811
Sales and marketing	361,310	330,305	1,117,380	2,345,293
Total operating expenses	3,782,419	3,941,565	11,689,341	14,557,273
Operating loss	(3,230,198)	(3,196,451)	(9,501,993)	(12,337,178)
Other (expense) income
Other (expense) income	(93)	(87,292)	5,210	(87,270)
Interest expense	(28,074)	(90,317)	(140,453)	(173,974)
Foreign currency transaction gains (losses)	3,025	8,018	(6,556)	19,636
Change in fair value of derivative financial instruments	(85)	97,395	8,070	124,139
Total other expense	(25,227)	(72,196)	(133,729)	(117,469)
Loss before income taxes	(3,255,425)	(3,268,647)	(9,635,722)	(12,454,647)
Provision for income taxes	—	—	—	—
Net loss	(3,255,425)	(3,268,647)	(9,635,722)	(12,454,647)
Net loss available to common stockholders	$(3,255,425)	$(3,268,647)	$(9,635,722)	$(12,454,647)
Net loss per common share - basic and diluted	$(0.53)	$(1.74)	$(1.80)	$(9.17)
Weighted average shares outstanding - basic and diluted	6,103,746	1,883,137	5,339,936	1,358,260
Net loss	$(3,255,425)	$(3,268,647)	$(9,635,722)	$(12,454,647)
Other comprehensive gain (loss) - foreign currency translation	1,528	(6,234)	7,062	(13,825)
Comprehensive loss	$(3,253,897)	$(3,274,881)	$(9,628,660)	$(12,468,472)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(9,635,722)	$(12,454,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	508,162	499,651
Noncash interest expense	108,011	65,511
Share-based compensation	658,731	722,304
Gain on sale of equipment	(5,253)	—
Change in fair value of warrant liabilities	(8,070)	(124,139)
Unamortized discount on bridge loan at repayment	—	85,932
Changes in operating assets and liabilities:
Accounts receivable	492,444	72,466
Inventory	3,179	231,239
Other assets	(164,346)	(337,999)
Accounts payable	(493,971)	(293,388)
Accrued compensation and other liabilities	174,560	337,562
Deferred revenue	(14,119)	(6,158)
Net cash used in operating activities	(8,376,394)	(11,201,666)
Cash flows from investing activities
Purchases of property and equipment	(41,910)	(142,687)
Proceeds from sale of equipment	10,440	—
Net cash used in investing activities	(31,470)	(142,687)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	597,743	3,426,050
Proceeds from issuance of units, net of selling costs	10,728,132	8,754,882
Proceeds from debt, net of issuance costs	381,253	1,168,222
Proceeds from exercise of stock options	—	48,179
Payments on debt	(299,256)	(1,146,287)
Payments on capital lease obligations	(177,092)	(156,161)
Net cash provided by financing activities	11,230,780	12,094,885
Effects of exchange rates on cash	7,419	(13,825)
Net increase in cash, cash equivalents and restricted cash	2,830,335	736,707
Cash, cash equivalents and restricted cash at beginning of period	2,090,551	4,360,704
Cash, cash equivalents and restricted cash at end of period	$4,920,886	$5,097,411
Supplemental disclosure of cash flow information
Cash paid for interest	$32,442	$108,463
Supplemental disclosures of noncash investing and financing activities:
Shares issued to settle obligations	$272,610	$110,000
Issuance of placement agent warrant	$—	$93,677
Property and equipment acquired through capital lease	$585,278	$—
Conversion of accounts payable to capital lease	$156,775	$—
Unpaid deferred offering costs	$—	$48,398

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company to reduce costs, including:

•

On October 22, 2018, the Company closed a public offering (the “October 2018 Public Offering”) of 2,220,000 shares of its common stock at a public offering price of $1.45 per share. The Company also granted to the underwriters a 45-day option to acquire an additional 330,751 shares to cover overallotments in connection with the offering.  The offering raised gross proceeds of approximately $3.2 million and net proceeds of approximately $2.8 million.

•

On June 11, 2018, the Company executed an Allonge (the “Allonge”) to its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to Merck Global Health Innovation Fund, LLC (“MGHIF”).  The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021. On July 30, 2018, the Company issued 144,238 shares of common stock to MGHIF in a private placement transaction for $285,512 of accrued and unpaid interest due as of July 14, 2018 under the MGHIF Note.

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

•

On September 13, 2016, the Company entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company LLC (“Cowen”) pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million.  As of September 30, 2018, the Company sold an aggregate of 690,247 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.8 million, and gross proceeds of $9.4 million. During the three months ended September 30, 2018, the Company has sold 214,193 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.4 million, and gross proceeds of $0.4 million. During the nine months ended September 30, 2018, the Company has sold 318,236 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.6 million, and gross proceeds of $0.6 million. In connection with the October 2018 Public Offering, the Company terminated the at the market offering.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash, including the October 2018 Public Offering will be sufficient to fund operations into the second quarter of 2019. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the second quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 – Summary of significant accounting policies

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

Foreign currency

The Company has subsidiaries located in Copenhagen, Denmark, and Bogota, Colombia both which use currencies other than the U.S dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at September 30, 2018 and December 31, 2017.

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

At September 30, 2018, the Company has funds totaling $185,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. At December 31, 2017, the Company had funds totaling $243,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $29,607 and $31,278 as of September 30, 2018 and December 31, 2017, respectively.

No individual customer represented in excess of 10% of revenues for the three months ended September 30, 2018 and 2017. One individual customer represented in excess of 10% of revenues for the nine months ended September 30, 2018.  No individual customer represented in excess of 10% of revenues for the nine months ended September 30, 2017. At September 30, 2018, no individual customer represented in excess of 10% of total accounts receivable.  At December 31, 2017, one individual customer represented in excess of 10% of total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	September 30, 2018	December 31, 2017
Raw materials and supplies	$321,651	$360,134
Work-in process	101,835	51,233
Finished goods	106,329	122,058
Total	$529,815	$533,425

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $116,173 and $155,507 at September 30, 2018 and December 31, 2017, respectively.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2018 and 2017, the Company determined that its property and equipment was not impaired.

Intangible assets and goodwill

Intangible assets and goodwill as of September 30, 2018 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(148,257)	$312,743	$(113,679)	$347,321
Developed technology	458,000	(210,390)	247,610	(161,322)	296,678
Customer relationships	1,094,000	(502,033)	591,967	(384,817)	709,183
	$2,013,000	$(860,680)	$1,152,320	$(659,818)	$1,353,182

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks is 10 years, developed technology is 7 years, and customer relationships is 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended September 30, 2018 and 2017. Total amortization expense of intangible assets was $200,862 for each of the nine months ended September 30, 2018 and 2017.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and nine months ended September 30, 2018 and 2017, the Company determined that its finite-lived intangible assets were not impaired.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the fourth quarter of 2017, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Management’s estimate of cash flows might change if there is an unfavorable development of sales trends.

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of September 30, 2018 and December 31, 2017 was $600,814.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three and nine months ended September 30, 2018 and 2017, the Company determined that its goodwill was not impaired.

Revenue recognition

Subsequent to the Adoption of Accounting Standards Codification Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018

The Company derives revenues from (i) the sale of QuickFISH and PNA FISH diagnostic test products and Acuitas AMR Gene Panel u5.47 RUO test products, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, and license arrangements.

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

The Company recognizes revenues upon the satisfaction of its performance obligation (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 3.7 million shares and 1.8 million shares as of September 30, 2018 and 2017, respectively.

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

On January 1, 2018, the Company adopted ASC 606, using the modified retrospective method. Results for reporting periods beginning subsequent to December 31, 2017 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting policies prior to adoption. In adopting the guidance, the Company applied the guidance to all contracts and used available practical expedients including assessing contracts with similar terms and conditions on a “portfolio” basis. The adoption of this new guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows:

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$4,735,506	$1,847,171	$4,854,031	$4,117,324
Restricted cash	185,380	243,380	243,380	243,380
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$4,920,886	$2,090,551	$5,097,411	$4,360,704

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires lessees to recognize assets and liabilities related to long-term leases on the consolidated balance sheets and expands disclosure requirements regarding leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company has hired an external consultant to assist in evaluating the impact, if any, that this new accounting pronouncement will have on its unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of ASC 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018 for filings beginning in 2019. The Company is currently evaluating the changes it will make under such final rule.

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

Note 4 – Revenue from Contracts with Customers

Disaggregated Revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$539,856	$729,742	$1,805,877	$2,145,371
Laboratory services	12,365	9,070	22,155	41,025
Collaboration revenue	—	6,302	359,316	33,699
Total revenue	$552,221	$745,114	$2,187,348	$2,220,095

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2017	$24,442
Revenue recognized in the current period from the amounts in the beginning balance	(14,119)
New deferrals, net of amounts recognized in the current period	—
Balance at September 30, 2018	$10,323

Contract Assets

The Company had contract assets of $51,575 as of September 30, 2018, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied Performance Obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was $156,700 at September 30, 2018, which the Company expects to recognize over the next three months.

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

On June 11, 2018, the Company executed an Allonge to the MGHIF Note.  The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021.

On July 30, 2018, the Company issued 144,238 shares of common stock to MGHIF in a private placement transaction for $285,512 of accrued and unpaid interest due as of July 14, 2018 under the MGHIF Note.

The Allonge to the MGHIF Note, was treated as a debt modification and as such the unamortized issuance costs of approximately $7 thousand as of June 11, 2018 is deferred and amortized as incremental expense over the term of the MGHIF Note.

Note 6 – Fair value measurements

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

For the nine months ended September 30, 2018, the Company has not transferred any assets between fair value measurement levels.

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

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018:

Description	Balance at December 31, 2017	Change in Fair Value	Balance at September 30, 2018
Warrant liability	$8,453	$(8,070)	$383

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three and nine months ended September 30, 2018 and 2017.

Note 7 – Debt

As of September 30, 2018, the Company’s outstanding short-term debt consisted of approximately $333 thousand due under the MGHIF Note, as well as, the financing arrangements for the Company’s insurance with note balances of approximately $138 thousand with a final payment scheduled for December 2018. The Company’s outstanding long-term debt as of September 30, 2018 consisted of approximately $660 thousand due under the MGHIF Note, net of discounts and financing costs (see Note 5 “MGHIF Financing”). As of December 31, 2017, the Company’s outstanding short-term debt consisted of the $1.0 million MGHIF Note, net of discounts and financing costs, as well as the financing arrangements for the Company’s insurance with note balances of approximately $56 thousand. The Company did not have any long-term debt as of December 31, 2017. Total principal payments of approximately $333 thousand are due annually in 2019, 2020, and 2021.

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $28,074 and $90,317 for the three months ended September 30, 2018 and 2017, respectively. Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $140,453 and $173,974 for the nine months ended September 30, 2018 and 2017, respectively.

Note 8 – Stockholders’ equity

As of September 30, 2018, the Company has 50,000,000 shares of authorized common stock and 6,425,470 shares issued and outstanding, and 10,000,000 authorized preferred shares, of which none were issued or outstanding.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. Pursuant to the Sales Agreement, Cowen may sell the shares of common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers’ transactions on The Nasdaq Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of September 30, 2018, the Company has sold an aggregate of 690,247 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.8 million, and gross proceeds of $9.4 million. During the three months ended September 30, 2018, the Company has sold 214,193 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.4 million, and gross proceeds of $0.4 million. During the nine months ended September 30, 2018, the Company has sold 318,236 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.6 million, and gross proceeds of $0.6 million. In connection with the October 2018 Public Offering (see Note 12 “Subsequent events”), the Company terminated the at the market offering, leaving $2,075,318 unsold under such terminated at the market offering.

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

In the February 2018 Public Offering, the Company issued 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. All 851,155 pre-funded warrants issued in the February 2018 Public Offering were exercised during the nine months ended September 30, 2018.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2018, 43,658 shares remain available for issuance under the 2015 Plan, which includes 90,612 shares automatically added to the 2015 Plan on January 1, 2018.

For the three and nine months ended September 30, 2018 and 2017, the Company recognized share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of services	$(2,807)	$2,306	$924	$6,274
Research and development	56,961	61,097	187,512	171,652
General and administrative	141,974	187,357	434,314	500,252
Sales and marketing	10,523	16,832	35,981	44,126
	$206,651	$267,592	$658,731	$722,304

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company did not grant any stock options during the three months ended September 30, 2018. During the three months ended September 30, 2018, 7,120 options were forfeited at a weighted average exercise price of $5.61 per share.

During the nine months ended September 30, 2018, the Company granted stock options to acquire 95,800 shares of common stock at a weighted average exercise price of $3.84 per share and a weighted average grant date fair value of $1.93 per share. During the nine months ended September 30, 2018, 13,336 options were forfeited at a weighted average exercise price of $13.36 per share. The Company had total stock options to acquire 218,759 shares of common stock outstanding at September 30, 2018.

Restricted stock units

During the nine months ended September 30, 2018, 5,400 restricted stock units vested and no restricted stock units were forfeited. The Company had 500 total restricted stock units outstanding at September 30, 2018.

Stock purchase warrants

At September 30, 2018 and December 31, 2017, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2018 (1)	December 31, 2017 (1)
March 2008	$19,763.50	March 2018	—	2
November 2009	$197.75	November 2019	270	270
January 2010	$197.75	January 2020	270	270
March 2010	$197.75	March 2020	55	55
November 2011	$197.75	November 2021	212	212
December 2011	$197.75	December 2021	27	27
March 2012	$2,747.50	March 2019	165	165
February 2015	$165.00	February 2025	9,001	9,001
May 2015	$165.00	May 2020	138,310	138,310
May 2016	$32.81	May 2021	189,577	189,577
June 2016	$32.81	May 2021	82,035	82,035
June 2017	$19.50	June 2022	18,754	18,754
July 2017	$17.25	July 2022	6,350	6,350
July 2017	$12.50	July 2022	50,000	50,000
July 2017	$10.63	July 2022	1,000,003	1,000,003
February 2018	$4.06	February 2023	184,615	—
February 2018	$3.25	February 2023	1,846,153	—
			3,525,797	1,495,031

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on January 17, 2018 were rounded up to the next whole share of common stock on a holder by holder basis.

Note 9 – Commitments

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

Rent expense under the Company’s facility operating leases for the three months ended September 30, 2018 and 2017 was $248,580 and $238,791, respectively. Rent expense under the Company’s facility operating leases for the nine months ended September 30, 2018 and 2017 was $750,872 and $710,330, respectively.

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

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.5 million as of September 30, 2018.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the next six months.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease-use date. We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Supply Agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation (“LTC”) to supply the Company with QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of September 30, 2018 the Company has acquired thirteen QuantStudio 5s including nine in the nine months ended September 30, 2018. As of September 30, 2018 the Company has committed to acquiring an additional two QuantStudio 5s at a total cost of approximately $90 thousand in the next three months.

Note 10 – License agreements, research collaborations and development agreements

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 and $62,500 for the three months ended September 30, 2018 and 2017, respectively. The Company recognized  net royalty expense of $187,500 and $194,686 for the nine months ended September 30, 2018 and 2017, respectively. Annual future minimum royalty fees are $250,000 under this agreement.

Note 11 – Related party transactions

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp. (“MSD”), a wholly-owned subsidiary of Merck, and an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, MSD provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. MSD gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $171,646 of procurement costs which have been recognized as research and development expense. The Company did not recognize any research and development expense related to the agreement in the three months ended September 30, 2018 and 2017. The Company recognized research and development expense of $22,604 and $113,907 related to the agreement in the nine months ended September 30, 2018 and 2017, respectively.

In December 2017, the Company entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions  division, whereby ILÚM Health Solutions will provide services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. The Company recognized $0 and $198,665 of cost of services expense related to the contract in the three and nine months ended September 30, 2018, respectively.

Note 12 – Subsequent events

On October 22, 2018, the Company closed the October 2018 Public Offering of 2,220,000 shares of its common stock at a public offering price of $1.45 per share. The Company also granted to the underwriters a 45-day option to acquire an additional 330,751 shares to cover overallotments in connection with the offering.  The offering raised gross proceeds of approximately $3.2 million and net proceeds of approximately $2.8 million.

In connection with the October 2018 Public Offering, the Company terminated the at the market offering.

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

Overview

OpGen was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the Merger with AdvanDx. Pursuant to the terms of a Merger Agreement, Velox Acquisition Corp., OpGen’s wholly owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx with AdvanDx surviving as OpGen’s wholly-owned subsidiary. OpGen, AdvanDx are collectively referred to hereinafter as the “Company.” The Company’s headquarters and principal operations are in Gaithersburg, Maryland. The Company also has operations in Woburn, Massachusetts, Copenhagen, Denmark, and Bogota, Colombia. The Company operates in one business segment.

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

Recent Developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2017 and 2018:

•

On October 22, 2018, the Company closed a public offering (the “October 2018 Public Offering”) of 2,220,000 shares of its common stock at a public offering price of $1.45 per share. The Company also granted to the underwriters a 45-day option to acquire an additional 330,751 shares to cover overallotments in connection with the offering.  The offering raised gross proceeds of approximately $3.2 million and net proceeds of approximately $2.8 million.

•

On June 11, 2018, the Company executed an Allonge (the “Allonge”) to its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to Merck Global Health Innovation Fund, LLC (“MGHIF”).  The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, will be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021. On July 30, 2018, the Company issued 144,238 shares of common stock to MGHIF in a private placement transaction for $285,512 of accrued and unpaid interest due as of July 14, 2018 under the MGHIF Note.

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

•

During the year ended December 31, 2017, the Company sold 227,216 shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million. During the nine months ended September 30, 2018, the Company sold 318,236 shares of its common stock under its at the market offering resulting in aggregate net proceeds to the Company of approximately $0.6 million, and gross proceeds of $0.6 million.

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

There were approximately $121,000 of one-time termination benefits that were recognized during the year ended December 31, 2017 related to the restructuring.  The Company does not anticipate any further one-time termination benefits related to the restructuring plan.  Retention agreements were issued to certain employees in which retention bonuses are earned and paid upon the completion of a designated service period.  The service periods ended in December 2017.  The Company incurred total retention expense of approximately $68,000 during the year ended December 31, 2017.  The future minimum lease payments for the Woburn facility were approximately $1.5 million as of September 30, 2018.  A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity shall be recognized at the cease-use date.  If the contract is an operating lease the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property.  The Company expects the cease-use date for the Woburn facility to be in the next six months.  We have not estimated the contract termination costs associated with this lease given that we have not yet reached the cease use date. We do not believe there will be significant additional costs related to restructuring outside of what is described herein.

Results of operations for the three months ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,
	2018	2017
Product sales	$539,856	$729,742
Laboratory services	12,365	9,070
Collaboration revenue	-	6,302
Total revenue	$552,221	$745,114

Total revenue for the three months ended September 30, 2018 decreased approximately 26%. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 26% in the 2018 period compared to the 2017 period is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•	Laboratory Services: the increase in revenue of approximately 36% in the 2018 period compared to the 2017 period is a result of increases in sales of our Acuitas MDRO test products; and
•	Collaboration Revenue: the decrease in revenue in the 2018 period compared to the 2017 period is primarily the result of decreased revenue associated with our license agreement with Hitachi.

Operating expenses

	Three Months Ended September 30,
	2018	2017
Cost of products sold	$292,984	$448,407
Cost of services	98,189	49,119
Research and development	1,286,300	1,513,157
General and administrative	1,743,636	1,600,577
Sales and marketing	361,310	330,305
Total operating expenses	$3,782,419	$3,941,565

The Company’s total operating expenses for the three months ended September 30, 2018 decreased approximately 4% when compared to the same period in 2017. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the three months ended September 30, 2018 decreased approximately 35% when compared to the same period in 2017. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: cost of services for the three months ended September 30, 2018 increased approximately 100% when compared to the same period in 2017. The change in costs of services is primarily attributable to an increase in our CLIA lab inventory reserve;

•

Research and development: research and development expenses for the three months ended September 30, 2018 decreased approximately 15% when compared to the same period in 2017, primarily due to the consolidation of our Woburn and Gaithersburg R&D activities in 2017;

•

General and administrative: general and administrative expenses for the three months ended September 30, 2018 increased approximately 9% when compared to the same period in 2017, primarily due to increased outside service costs; and

•

Sales and marketing: sales and marketing expenses for the three months ended September 30, 2018 increased approximately 9% when compared to the same period in 2017, primarily due to the increased headcount of our marketing team.

Other income (expense)

	Three Months Ended September 30,
	2018	2017
Interest expense	$(28,074)	$(90,317)
Foreign currency transaction gains	3,025	8,018
Other expense	(93)	(87,292)
Change in fair value of derivative financial instruments	(85)	97,395
Total other expense	$(25,227)	$(72,196)

The Company’s total other expense for the three months ended September 30, 2018 decreased primarily as a decrease in interest expense and the expense of the unamortized discount on the outstanding Bridge Financing Notes at repayment in the prior year. These decreases were offset by decreased gains due to changes in the fair value of warrant liabilities.

Results of operations for the nine months ended September 30, 2018 and 2017

Revenues

	Nine Months Ended September 30,
	2018	2017
Product sales	$1,805,877	$2,145,371
Laboratory services	22,155	41,025
Collaboration revenue	359,316	33,699
Total revenue	$2,187,348	$2,220,095

Total revenue for the nine months ended September 30, 2018 decreased approximately 1%. This decrease is primarily attributable to:

•

Product Sales: the decrease in revenue of approximately 16% in the 2018 period compared to the 2017 period is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products and the discontinuance of our legacy whole genome mapping business;

•	Laboratory Services: the decrease in revenue of approximately 46% in the 2018 period compared to the 2017 period is a result of decreases in sales of our Acuitas MDRO test products; and
•	Collaboration Revenue: the increase in revenue in the 2018 period compared to the 2017 period is primarily the result of increased revenue associated with our CDC contract.

Operating expenses

	Nine Months Ended September 30,
	2018	2017
Cost of products sold	$939,479	$1,266,148
Cost of services	446,144	228,115
Research and development	3,821,117	5,397,906
General and administrative	5,365,221	5,319,811
Sales and marketing	1,117,380	2,345,293
Total operating expenses	$11,689,341	$14,557,273

The Company’s total operating expenses for the nine months ended September 30, 2018 decreased approximately 20% to $11.7 million from $14.6 million, when compared to the same period in 2017. This decrease is primarily attributable to:

•

Costs of products sold: cost of products sold for the nine months ended September 30, 2018 decreased approximately 26% when compared to the same period in 2017. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: cost of services for the nine months ended September 30, 2018 increased approximately 96% when compared to the same period in 2017. The change in costs of services is primarily attributable to increased costs of services associated with our CDC contract;

•

Research and development: research and development expenses for the nine months ended September 30, 2018 decreased approximately 29% when compared to the same period in 2017, primarily due to a decrease in costs related to the automated rapid pathogen identification project that was suspended in the first half of 2017;

•

General and administrative: general and administrative expenses for the nine months ended September 30, 2018 increased approximately 1% when compared to the same period in 2017, primarily due to increased payroll costs; and

•

Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2018 decreased approximately 52% when compared to the same period in 2017, primarily due to the reductions in the size of our commercial organization in 2017.

Other income (expense)

	Nine Months Ended September 30,
	2018	2017
Interest expense	$(140,453)	$(173,974)
Foreign currency transaction gains (losses)	(6,556)	19,636
Other (expense) income	5,210	(87,270)
Change in fair value of derivative financial instruments	8,070	124,139
Total other expense	$(133,729)	$(117,469)

The Company’s total other expense for the nine months ended September 30, 2018 increased primarily as a result of decreased gains due to the change in fair value of warrant liabilities offset by the expense of the unamortized discount on the outstanding Bridge Financing Notes at repayment in the prior year .

Liquidity and capital resources

As of September 30, 2018, the Company had cash and cash equivalents of $4.7 million compared to $1.8 million at December 31, 2017. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2018 and 2017, including:

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

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company may offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. The Company pays Cowen compensation equal to 3.0% of the gross proceeds from the sales of common stock pursuant to the terms of the Sales Agreement.  As of September 30, 2018, the Company sold an aggregate of 690,247 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $8.8 million, and gross proceeds of $9.4 million. During the year ended December 31, 2017, the Company sold 227,216 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $3.8 million, and gross proceeds of $4.0 million. During the three months ended September 30, 2018, the Company has sold 214,193 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.4 million, and gross proceeds of $0.4 million. During the nine months ended September 30, 2018, the Company has sold 318,236 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.6 million, and gross proceeds of $0.6 million. In connection with the October 2018 Public Offering, the Company terminated the at the market offering, leaving $2,075,318 unsold under such terminated at the market offering.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand including the October 2018 Public Offering, will be sufficient to fund operations into the second quarter of 2019. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern.  In the event the Company is unable to successfully raise additional capital during or before the second quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(8,376,394)	$(11,201,666)
Net cash used in investing activities	(31,470)	(142,687)
Net cash provided by financing activities	11,230,780	12,094,885

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 consists primarily of our net loss of $9.6 million, reduced by certain noncash items; including depreciation and amortization expense of $0.5 million, and share-based compensation expense of $0.7 million. Net cash used in operating activities for the nine months ended September 30, 2017 consists primarily of our net loss of $12.5 million, reduced by certain noncash items; including depreciation and amortization expense of $0.5 million and share-based compensation expense of $0.7 million.

Net cash used in investing activities

Net cash used in investing activities in the nine months ended September 30, 2018 and 2017 consisted solely of purchases of property and equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 of $11.2 million consisted primarily of the net proceeds from the February 2018 Public Offering and net proceeds from the at the market offering.  Net cash provided by financing activities for the nine months ended September 30, 2017 of $12.1 million consisted primarily of net proceeds from the July 2017 Public Offering and net proceeds from the at the market offering.

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

Off-balance sheet arrangements

As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the nine months ended September 30, 2018 and 2017, we had net losses of $9.6 million and $12.5 million, respectively. From our inception through September 30, 2018, we had an accumulated deficit of $158.3 million. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2017 and 2016 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2018 and 2017, including the October 2018 Public Offering, the February 2018 Public Offering, the July 2017 Public Offering, and an at-the-market, or ATM, public offering commenced in September 2016. The net proceeds from such financings were approximately $26.7 million.

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

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy.  We believe that current cash on hand including the October 2018 Public Offering, will be sufficient to fund operations into the second quarter of 2019.  In the event we are unable to successfully raise additional capital during or before the second quarter of 2019, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing.  We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

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

We believe that current cash on hand including the October 2018 Public Offering, will be sufficient to fund operations into the second quarter of 2019.  In the event we are unable to successfully raise additional capital during or before the second quarter of 2019, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

If our sole laboratory and manufacturing facility becomes inoperable, we will be unable to manufacture our Acuitas AMR Gene Panel products, QuickFISH and PNA Fish products or other products, and our business will be harmed.

We are near completing the process of re-locating the manufacturing our QuickFISH and PNA FISH products from our leased facility located in Woburn, Massachusetts to our Gaithersburg, Maryland facility. If demand for these products increase beyond our current forecasts or, regulatory requirements arise, we may not be able to meet our obligations to produce these products, and backlog or reduced demand for such products could occur. We obtained all necessary FDA certifications with respect to such relocation. As we look to increase the manufacturing of our Acuitas AMR Gene Panel tests for RUO and in vitro diagnostic customers, we may need to obtain additional regulatory approvals.

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

We rely on several sole suppliers and manufacturers, including Thermo Fisher, Qiagen, and Fluidigm Corporation, for supplying certain laboratory reagents, raw materials, supplies and substances which we use in our laboratory operations and products and to manufacture our products. An interruption in our operations could occur if we encounter delays or difficulties in securing these items or manufacturing our products, and if we cannot, then obtain an acceptable substitute. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.

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

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed. New test development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our diagnostic and screening products and services. The further development and commercialization of additional diagnostic and screening product and service offerings are key to our growth strategy.

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

During the period from our initial public offering in May 2015 through November 9, 2018, the market price of our common stock fluctuated from a high of $136.00 per share to a low of $1.18 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

In the past the Company has failed to meet the minimum bid price and stockholders’ equity requirements for continued listing on the Nasdaq Capital Market.  The Company has regained its compliance with those continued listing requirements.  If the Company does not remain in compliance with those continued listing requirements, Nasdaq could delist the common stock from the Nasdaq Capital Market.

During 2017, we received notices from the Listing Qualifications Staff of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that we no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) and failed to meet The Nasdaq Capital Market’s minimum stockholders’ equity requirement of $2,500,000 to be relisted. As a result, the Staff commenced delisting proceeding on January 2, 2018. We were able to achieve compliance with the minimum bid price as a result of the reverse stock split, and compliance with the minimum stockholders’ equity component following the February 2018 Public Offering. If we do not remain in compliance with those continued listing requirements in the future, Nasdaq could delist the common stock from the Nasdaq Capital Market, which would have a material impact on our ability to raise funds in the future, and would make it more difficult for investors to trade shares of our common stock.

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

As of November 9, 2018, we had outstanding warrants to acquire 3,525,797 shares of our common stock, and stock options to purchase 218,759 shares of our common stock. The expiration of the term of such options and warrants range from March 2019 to February 2025. A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

In June and July 2017, we issued warrants to purchase an aggregate 25,102 shares of common stock to jVen Capital and MGHIF in connection with the bridge financing transactions.  Each of these warrants has a put feature that allows the holder to put the warrants back to the Company for cash equal to the Black-Scholes value upon a change of control or fundamental transaction.  The warrants are each recorded as a liability on our financial statements, and we are required to revalue each of the warrants each financial quarter.  Such revaluations necessarily involve the use of estimates, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the warrants are exercised could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the warrants will equal the value in the future, and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition. In addition, as these warrants will be valued based upon the Black-Scholes value, which assesses a value to the warrants even if the exercise price is below the current fair market value of the underlying security, warrant holders could get a disproportionate amount of the consideration upon a change of control or fundamental transaction under certain circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1!	OpGen, Inc. Retention Plan for Executives (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018).

10.2!

Executive Change In Control and Severance Benefits Agreement, dated September 24, 2018 between OpGen, Inc. and Evan Jones (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018).

10.3!

Executive Change In Control and Severance Benefits Agreement, dated September 24, 2018 between OpGen, Inc. and Timothy C. Dec (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018).

10.4!

Executive Change In Control and Severance Benefits Agreement, dated September 24, 2018 between OpGen, Inc. and Vadim Sapiro (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018).

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

*	Filed or furnished herewith
!	Denotes management compensation plan or contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	November 14, 2018