Form 10-Q
period 2019-03-31
OPGEN INC
filed 2019-05-15
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	OPGN	Nasdaq Capital Market
Common Warrants	OPGNW	Nasdaq Capital Market

17,645,720 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of May 10, 2019.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the completion of our development efforts for the Acuitas AMR Gene Panel tests and Acuitas Lighthouse Software, and the timing of regulatory submissions;
•	our ability to sustain or grow our customer base for our current research use only and rapid pathogen ID testing products;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative or strategic agreements;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$6,011,508	$4,572,487
Accounts receivable, net	813,260	373,858
Inventory, net	498,852	543,747
Prepaid expenses and other current assets	162,178	292,918
Total current assets	7,485,798	5,783,010
Property and equipment, net	248,167	1,221,827
Finance lease right-of-use assets, net	961,418	—
Operating lease right-of-use assets	1,546,155	—
Goodwill	600,814	600,814
Intangible assets, net	1,018,412	1,085,366
Other noncurrent assets	230,310	259,346
Total assets	$12,091,074	$8,950,363
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,528,814	$1,623,751
Accrued compensation and benefits	1,223,083	1,041,573
Accrued liabilities	950,156	902,019
Deferred revenue	9,993	15,824
Short-term notes payable	347,778	398,595
Short-term finance lease liabilities	492,300	399,345
Short-term operating lease liabilities	930,887	—
Total current liabilities	5,483,011	4,381,107
Deferred rent	—	162,919
Note payable	494,285	660,340
Warrant liability	—	67
Long-term finance lease liabilities	452,089	437,189
Long-term operating lease liabilities	1,322,696	—
Total liabilities	7,752,081	5,641,622
Commitments (Note 9)
Stockholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,645,720 and 8,645,720 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	176,457	86,457
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	170,104,444	165,313,902
Accumulated other comprehensive loss	(10,267)	(13,093)
Accumulated deficit	(165,931,641)	(162,078,525)
Total stockholders’ equity	4,338,993	3,308,741
Total liabilities and stockholders’ equity	$12,091,074	$8,950,363

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Product sales	$520,177	$633,496
Laboratory services	—	8,690
Collaboration revenue	500,000	204,040
Total revenue	1,020,177	846,226
Operating expenses
Cost of products sold	220,702	342,832
Cost of services	144,482	168,553
Research and development	1,776,382	1,230,429
General and administrative	1,747,585	1,790,522
Sales and marketing	372,233	329,773
Impairment of right-of-use asset	520,759	—
Total operating expenses	4,782,143	3,862,109
Operating loss	(3,761,966)	(3,015,883)
Other (expense) income
Other (expense) income	(24,422)	5,298
Interest expense	(56,444)	(57,846)
Foreign currency transaction (losses) gains	(10,351)	12,181
Change in fair value of derivative financial instruments	67	8,166
Total other expense	(91,150)	(32,201)
Loss before income taxes	(3,853,116)	(3,048,084)
Provision for income taxes	—	—
Net loss	(3,853,116)	(3,048,084)
Net loss available to common stockholders	$(3,853,116)	$(3,048,084)
Net loss per common share - basic and diluted	$(0.41)	$(0.75)
Weighted average shares outstanding - basic and diluted	9,345,720	4,055,715
Net loss	$(3,853,116)	$(3,048,084)
Other comprehensive gain (loss) - foreign currency translations	2,826	(12,579)
Comprehensive loss	$(3,850,290)	$(3,060,663)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid- in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balances at December 31, 2017	2,265,320	$22,653	—	—	$150,114,671	$(25,900)	$(148,710,427)	$1,400,997
Public offering of common stock and warrants, net of issuance costs	3,019,230	30,192	—	—	10,691,208	—	—	10,721,400
Issuance of RSUs	5,400	54	—	—	(54)	—	—	—
Stock compensation expense	—	—	—	—	238,190	—	—	238,190
Stock cancellation	(31)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(12,579)	—	(12,579)
Net loss	—	—	—	—	—	—	(3,048,084)	(3,048,084)
Balances at March 31, 2018	5,289,919	$52,899	—	—	$161,044,015	$(38,479)	$(151,758,511)	$9,299,924

Balances at December 31, 2018	8,645,720	$86,457	—	—	$165,313,902	$(13,093)	$(162,078,525)	$3,308,741
Public offering of common stock and warrants, net of issuance costs	9,000,000	90,000	—	—	4,692,509	—	—	4,782,509
Stock compensation expense	—	—	—	—	98,033	—	—	98,033
Foreign currency translations	—	—	—	—	—	2,826	—	2,826
Net loss	—	—	—	—	—	—	(3,853,116)	(3,853,116)
Balances at March 31, 2019	17,645,720	$176,457	—	—	$170,104,444	$(10,267)	$(165,931,641)	$4,338,993

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,853,116)	$(3,048,084)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	223,115	156,335
Noncash interest expense	29,265	49,133
Stock compensation expense	98,033	238,190
Loss (gain) on sale of equipment	24,439	(5,253)
Change in fair value of warrant liability	(67)	(8,166)
Impairment of right-of-use asset	520,759	—
Changes in operating assets and liabilities:
Accounts receivable	(440,475)	218,746
Inventory	44,545	24,882
Other assets	285,070	80,197
Accounts payable	(31,531)	(63,048)
Accrued compensation and other liabilities	120,015	126,439
Deferred revenue	(5,831)	(1,402)
Net cash used in operating activities	(2,985,779)	(2,232,031)
Cash flows from investing activities
Purchases of property and equipment	(8,493)	—
Proceeds from sale of equipment	1,250	10,440
Net cash (used in) provided by investing activities	(7,243)	10,440
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,782,509	—
Proceeds from issuance of units, net of selling costs	—	10,721,401
Payments on debt	(217,484)	(48,424)
Payments on finance leases	(116,538)	(50,193)
Net cash provided by financing activities	4,448,487	10,622,784
Effects of exchange rates on cash	4,216	(13,522)
Net increase in cash, cash equivalents and restricted cash	1,459,681	8,387,671
Cash, cash equivalents and restricted cash at beginning of period	4,737,207	2,090,551
Cash, cash equivalents and restricted cash at end of period	$6,196,888	$10,478,222
Supplemental disclosure of cash flow information
Cash paid for interest	$73,754	$8,713
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets acquired through finance leases	$161,116	$87,512
Conversion of accounts payable to finance lease	$63,600	$174,968

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2019

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters and its principal operations are in Gaithersburg, Maryland. The Company also has operations in Copenhagen, Denmark, and Bogota, Colombia. The Company operates in one business segment.

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company is developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Its proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

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

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing transactions, including the following in 2018 and 2019 to date:

•

On March 29, 2019,  the Company closed a public offering (the “March 2019 Public Offering”) of 9,000,000 shares of its common stock at a public offering price of $0.60 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

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

•

On February 6, 2018, the Company closed a public offering (the “February 2018 Public Offering”) of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. The 851,155 pre-funded warrants issued in the February 2018 Public Offering were exercised during the year ended December 31, 2018.

•

On September 13, 2016, the Company entered into the Sales Agreement (the “Sales Agreement”) with Cowen and Company LLC (“Cowen”) pursuant to which the Company could offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. During the year ended December 31, 2018, the Company sold 318,236 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.6 million, and gross proceeds of $0.6 million. The at the market offering was terminated in connection with the October 2018 Public Offering.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to fund operations into the third quarter of 2019. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the end of the third quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 – Summary of significant accounting policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the following unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2018 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Copenhagen, Denmark, and Bogota, Colombia, both of which use currencies other than the U.S dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive loss at March 31, 2019 and December 31, 2018.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss.  Unless otherwise noted, all references to “$” or “dollar” refer to the U.S. dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, share-based compensation, allowances for doubtful accounts and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

At March 31, 2019, the Company has funds totaling $185,380, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. At December 31, 2018, the Company had funds totaling $164,720, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,011,508	$4,572,487	$10,291,532	$1,847,171
Restricted cash	185,380	164,720	186,690	243,380
Total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows	$6,196,888	$4,737,207	$10,478,222	$2,090,551

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $18,334 and $18,332 as of March 31, 2019 and December 31, 2018, respectively.

One individual customer represented in excess of 10% of revenues for the three months ended March 31, 2019. Two individual customers represented in excess of 10% of revenues for the three months ended March 31, 2018. At March 31, 2019, one individual customer represented 61% of total accounts receivable.  At December 31, 2018, one individual customer represented 12% of total accounts receivable.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	March 31, 2019	December 31, 2018
Raw materials and supplies	$290,587	$368,438
Work-in-process	53,165	58,402
Finished goods	155,100	116,907
Total	$498,852	$543,747

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $83,591 and $71,270 at March 31, 2019 and December 31, 2018, respectively.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three months ended March 31, 2019 and 2018, the Company determined that its property and equipment was not impaired.

Leases

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, right-of-use (“ROU”) assets represent the Company’s right to use the underlying asset for the term of the lease and the lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date of the underlying lease arrangement to determine the present value of lease payments. The ROU asset also includes any prepaid lease payments and any lease incentives received. The lease term to calculate the ROU asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s lease agreements generally do not contain any material variable lease payments, residual value guarantees or restrictive covenants.

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of our operating leases.

ROU Assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. In conjunction with adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), the Company determined that the ROU asset associated with its Woburn, Massachusetts office lease may not be recoverable. As a result, the Company recorded an impairment charge of $520,759 during the three months ended March 31, 2019.

Intangible assets and goodwill

Intangible assets and goodwill as of March 31, 2019 consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships and consisted of the following as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and trade names	$461,000	$(171,309)	$289,691	$(159,783)	$301,217
Developed technology	458,000	(243,102)	214,898	(226,746)	231,254
Customer relationships	1,094,000	(580,177)	513,823	(541,105)	552,895
	$2,013,000	$(994,588)	$1,018,412	$(927,634)	$1,085,366

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks is 10 years, developed technology is 7 years, and customer relationships is 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $66,954 for each of the three months ended March 31, 2019 and 2018.

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three months ended March 31, 2019 and 2018, the Company determined that its finite-lived intangible assets were not impaired.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the fourth quarter of 2018, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. Management’s estimate of cash flows might change if there is an unfavorable development of sales trends.

Goodwill

Goodwill represents the excess of the purchase price paid in a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of March 31, 2019 and December 31, 2018 was $600,814.

The Company conducts an impairment test of goodwill on an annual basis as of October 1 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three months ended March 31, 2019 and 2018, the Company determined that its goodwill was not impaired.

Revenue recognition

The Company derives revenues from (i) the sale of QuickFISH and PNA FISH diagnostic test products and Acuitas AMR Gene Panel RUO test products, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, and license arrangements.

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

Stock-based compensation

Stock-based compensation expense is recognized at fair value. The fair value of stock-based compensation to employees and directors is estimated, on the date of grant, using the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

The Company had federal net operating loss (“NOL”) carryforwards of $178.2 million at December 31, 2018. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

Loss per share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common stock options and stock purchase warrants using the treasury stock method, and convertible preferred stock and convertible debt using the if-converted method.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 3.7 million shares as of both March 31, 2019 and 2018.

Adopted accounting pronouncements

There have been no developments to the Recent Accounting Pronouncements discussion included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including the expected dates of adoption and estimated effects on the Company’s condensed consolidated financial statements, except for the following:

In February 2016, the FASB issued ASC 842, which amends the existing accounting standards for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. The Company adopted this guidance effective January 1, 2019 using the modified retrospective transition method and the following practical expedients:

•	The Company did not reassess if any expired or existing contracts are or contain leases.
•	The Company did not reassess the classification of any expired or existing leases.

Additionally, the Company made ongoing accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12-months or less) and (ii) combines lease and non-lease elements of our operating leases.

Upon adoption of the new guidance on January 1, 2019, the Company recorded an operating lease right of use asset of approximately $2.2 million (net of existing deferred rent) and recognized a lease liability of approximately $2.5 million.

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

In August 2018, the SEC issued a final rule that amends certain disclosure requirements that were duplicative, outdated or superseded. In addition, the final rule expanded the financial reporting requirements for changes in stockholders’ equity for interim reporting periods. The Company adopted the new guidance on January 1, 2019 with no material impact to the condensed consolidated financial statements.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended March 31,
	2019	2018
Product sales	$520,177	$633,496
Laboratory services	—	8,690
Collaboration revenue	500,000	204,040
Total revenue	$1,020,177	$846,226

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2018	$15,824
Revenue recognized in the current period from the amounts in the beginning balance	(5,831)
New deferrals, net of amounts recognized in the current period	—
Balance at March 31, 2019	$9,993

Contract assets

The Company had no contract assets as of March 31, 2019, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

Remaining contract consideration for which revenue has not been recognized due to unsatisfied performance obligations was $1,075,000 at March 31, 2019, which the Company expects to recognize over the next nine months.

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

The Allonge to the MGHIF Note was treated as a debt modification and as such the unamortized issuance costs of approximately $7,000 as of June 11, 2018 are deferred and amortized as incremental expense over the term of the MGHIF Note.

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

For the three months ended March 31, 2019, the Company has not transferred any assets between fair value measurement levels.

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

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019:

Description	Balance at December 31, 2018	Change in Fair Value	Balance at March 31, 2019
Warrant liability	$67	$(67)	$—

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the three months ended March 31, 2019 and 2018.

Note 7 – Debt

As of March 31, 2019, the Company’s outstanding short-term debt consisted of approximately $333,000 due under the MGHIF Note, as well as the financing arrangements for the Company’s insurance with note balances of approximately $14,000 with a final payment scheduled for May 2019. The Company’s outstanding long-term debt as of March 31, 2019 consisted of approximately $494,000 due under the MGHIF Note (see Note 5 “MGHIF financing”). As of December 31, 2018, the Company’s outstanding short-term debt consisted of $333,000 due under the MGHIF Note, net of discounts and financing costs, as well as the financing arrangements for the Company’s insurance with note balances of approximately $65,000. The Company’s outstanding long-term debt as of December 31, 2018 consisted of approximately $660,000 due under the MGHIF Note, net of discounts and financing costs. Total principal payments of approximately $333,000 are due annually in 2019, 2020, and 2021.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $56,444 and $57,846 for the three months ended March 31, 2019 and 2018, respectively.

Note 8 – Stockholders’ equity

As of March 31, 2019, the Company has 50,000,000 authorized shares of common stock and 17,645,720 shares issued and outstanding, and 10,000,000 authorized shares of preferred stock, of which none were issued or outstanding.

In September 2016, the Company entered into the Sales Agreement with Cowen pursuant to which the Company could offer and sell from time to time, up to an aggregate of $25 million of shares of its common stock through Cowen, as sales agent, with initial sales limited to an aggregate of $11.5 million. During the year ended December 31, 2018, the Company sold 318,236 shares of its common stock under this at the market offering resulting in aggregate net proceeds to the Company of approximately $0.6 million, and gross proceeds of $0.6 million. In connection with the October 2018 Public Offering, the Company terminated the at the market offering.

In the February 2018 Public Offering, the Company issued 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one share of common stock and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase 0.5 share of common stock at an exercise price of $3.25 per share. The common warrants were exercisable immediately and have a five-year term from the date of issuance. The 851,155 pre-funded warrants issued in the February 2018 Public Offering were exercised during the year ended December 31, 2018.

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

On March 29, 2019,  the Company closed the March 2019 Public Offering of 9,000,000 shares of its common stock at a public offering price of $0.60 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of March 31, 2019, 396,696 shares remain available for issuance under the 2015 Plan, which includes 345,828 shares automatically added to the 2015 Plan on January 1, 2019.

For the three months ended March 31, 2019 and 2018, the Company recognized share-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
Cost of services	$38	$2,390
Research and development	17,127	69,471
General and administrative	76,013	152,182
Sales and marketing	4,855	14,147
	$98,033	$238,190

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company did not grant any stock options during the three months ended March 31, 2019. During the three months ended March 31, 2019, no options were forfeited and 5 options expired. The Company had total stock options to acquire 211,554 shares of common stock outstanding at March 31, 2019.

Restricted stock units

During the three months ended March 31, 2019, no restricted stock units vested and no restricted stock units were forfeited. The Company had 250 total restricted stock units outstanding at March 31, 2019.

Stock purchase warrants

At March 31, 2019 and December 31, 2018, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	March 31, 2019	December 31, 2018
November 2009	$197.75	November 2019	270	270
January 2010	$197.75	January 2020	270	270
March 2010	$197.75	March 2020	55	55
November 2011	$197.75	November 2021	212	212
December 2011	$197.75	December 2021	27	27
March 2012	$2,747.50	March 2019	—	165
February 2015	$165.00	February 2025	9,001	9,001
May 2015	$165.00	May 2020	138,310	138,310
May 2016	$32.81	May 2021	189,577	189,577
June 2016	$32.81	May 2021	82,035	82,035
June 2017	$19.50	June 2022	18,754	18,754
July 2017	$17.25	July 2022	6,350	6,350
July 2017	$12.50	July 2022	50,000	50,000
July 2017	$10.63	July 2022	1,000,003	1,000,003
February 2018	$4.06	February 2023	184,615	184,615
February 2018	$3.25	February 2023	1,846,153	1,846,153
			3,525,632	3,525,797

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

Note 9 – Commitments

Registration and other stockholder rights

In connection with the various investment transactions, the Company entered into registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation (“LTC”) to supply the Company with QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of March 31, 2019, the Company has acquired eighteen QuantStudio 5s including three in the three months ended March 31, 2019. As of March 31, 2019, the Company has committed to acquiring an additional three QuantStudio 5s at a total cost of approximately $135,000 in the next three months.

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of March 31, 2019:

Lease Classification	March 31, 2019
ROU Assets:
Operating	$1,546,155
Financing	961,418
Total ROU assets	$2,507,573
Liabilities
Current:
Operating	$930,887
Finance	492,300
Noncurrent:
Operating	1,322,696
Finance	452,089
Total lease liabilities	$3,197,972

Maturities of lease liabilities as of March 31, 2019 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2019	$835,371	$415,566	$1,250,937
2020	1,128,295	464,866	1,593,161
2021	536,819	138,278	675,097
2022	40,080	11,240	51,320
2023	—	3,644	3,644
Thereafter	—	—	—
Total lease payments	2,540,565	1,033,594	3,574,159
Less: Interest	(286,982)	(89,205)	(376,187)
Present value of lease liabilities	$2,253,583	$944,389	$3,197,972

Statement of operations classification of lease costs are as follows:

Lease Cost	Classification	Total
Operating	Operating expenses	$220,922
Finance:
Amortization	Operating expenses	97,193
Interest expense	Other expenses	22,480
Total lease costs		$340,595

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	2.4
Finance leases	2.0
Weighted average discount rate:
Operating leases	10.0%
Finance leases	9.2%

Supplemental Cash Flow Information	Total
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$214,622
Finance leases	$22,480
Cash used in financing activities
Finance leases	$116,538
ROU assets obtained in exchange for lease obligations:
Finance leases	$224,716

Lease Commitments as of December 31, 2018

Minimum lease payments for future years as of December 31, 2018 were as follows:

Year ending December 31,	Total
2019	$1,615,679
2020	1,534,204
2021	639,829
2022	40,080
2023 and thereafter	—
Total	$3,829,792

Rent expense for the year ended December 31, 2018 was $984,639.

Note 11 – License agreements, research collaborations and development agreements

In 2018 the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. The Company is working together with DOH’s Wadsworth Center and ILÚM to develop an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company will receive $1.6 million over the 12-month demonstration portion of the project. The demonstration project began in early 2019. During the three months ended March 31, 2019, the Company recognized $500,000 of revenue related to the contract.

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 for each of the three months ended March 31, 2019 and 2018, respectively. Annual future minimum royalty fees are $250,000 under this agreement.

Note 12 – Related party transactions

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme Corp. (“MSD”), a wholly-owned subsidiary of Merck, and an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, MSD provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. MSD gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $171,646 of procurement costs which have been recognized as research and development expense. The Company did not recognize any research and development expense related to the agreement in the three months ended March 31, 2019 and 2018.

In December 2017, the Company entered into a subcontractor agreement with ILÚM, whereby ILÚM will provide services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. The Company recognized $0 and $113,812 of cost of services expense related to the contract in the three months ended March 31, 2019 and 2018, respectively.

Note 13 – Subsequent events

On May 6, 2019, the Listing Qualifications Staff of The Nasdaq Stock Market LLC notified the Company that the closing bid price of the Company’s common stock had, for 30 consecutive business days preceding the date of such notice, been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until November 4, 2019, to regain compliance.  If at any time before November 4, 2019, the closing bid price of the Common Stock is at least $1 for a minimum of ten (10) consecutive trading days, the Company can regain compliance.

The Company intends to promptly evaluate various courses of action to regain compliance.  However, there can be no assurance that the Company will be able to regain compliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2018.

Overview

OpGen was incorporated in Delaware in 2001. On July 14, 2015, OpGen completed the Merger with AdvanDx. Pursuant to the terms of a Merger Agreement, Velox Acquisition Corp., OpGen’s wholly-owned subsidiary formed for the express purpose of effecting the Merger, merged with and into AdvanDx with AdvanDx surviving as OpGen’s wholly-owned subsidiary. OpGen and AdvanDx are collectively referred to hereinafter as the “Company.” The Company’s headquarters and principal operations are in Gaithersburg, Maryland. The Company also has operations in Copenhagen, Denmark, and Bogota, Colombia. The Company operates in one business segment.

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

•

The Company’s molecular diagnostic tests provide rapid microbial identification and antibiotic resistance gene information. These products include its Acuitas antimicrobial resistance, or AMR, Gene Panel (Urine) test in development for patients at risk for complicated urinary tract infections, or cUTI, its Acuitas AMR Gene Panel (Isolates) test in development for testing bacterial isolates, and its QuickFISH and PNA FISH FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures.  Each of its Acuitas AMR Gene Panel tests is available for sale for research use only, or RUO.

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

Recent developments

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements.  During 2018, the Company raised net proceeds of approximately $14.1 million, and renegotiated the payment terms of its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to Merck Global Health Innovation Fund, LLC (“MGHIF”).  On March 29, 2019,  the Company closed a public offering (the “March 2019 Public Offering”) of 9,000,000 shares of its common stock at a public offering price of $0.60 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.  For more information regarding the public offerings during 2018 and the amendments to the MGHIF Note, see Note 2 (“Liquidity and management’s plan”) to the Notes to Unaudited Condensed Consolidated Financial Statements elsewhere in this quarterly report on Form 10-Q.

Results of operations for the three months ended March 31, 2019 and 2018

Revenues

	Three Months Ended March 31,
	2019	2018
Product sales	$520,177	$633,496
Laboratory services	—	8,690
Collaboration revenue	500,000	204,040
Total revenue	$1,020,177	$846,226

Total revenue for the three months ended March 31, 2019 increased approximately 21%, with a change in the mix of revenue, as follows:

•	Product Sales: a decrease in revenue of approximately 18% in the 2019 period compared to the 2018 period is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;
•	Laboratory Services: a decrease in revenue of approximately 100% in the 2019 period compared to the 2018 period is a result of our ceasing sales of our Acuitas MDRO test products in 2019; and
•

Collaboration Revenue: an increase in revenue of approximately 145% in the 2019 period compared to the 2018 period is primarily the result of revenue from our contract with the New York State Department of Health.

Operating expenses

	Three Months Ended March 31,
	2019	2018
Cost of products sold	$220,702	$342,832
Cost of services	144,482	168,553
Research and development	1,776,382	1,230,429
General and administrative	1,747,585	1,790,522
Sales and marketing	372,233	329,773
Impairment of right-of-use asset	520,759	—
Total operating expenses	$4,782,143	$3,862,109

The Company’s total operating expenses for the three months ended March 31, 2019 increased approximately 24% when compared to the same period in 2018. This increase is primarily attributable to the impairment of our Woburn, Massachusetts ROU asset for the three months ended March 31, 2019 recorded as part of the Company’s adoption of ASU 2016-02, Leases (Topic 842).  In addition, operating expenses changed as follows:

•

Costs of products sold: cost of products sold for the three months ended March 31, 2019 decreased approximately 36% when compared to the same period in 2018. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: cost of services for the three months ended March 31, 2019 decreased approximately 14% when compared to the same period in 2018. The change in costs of services is primarily attributable to a decrease in costs associated with our collaboration contracts;

•

Research and development: research and development expenses for the three months ended March 31, 2019 increased approximately 44% when compared to the same period in 2018, primarily due to the clinical trials needed to support the 510(k) submission for the Acuitas AMR Gene Panel (Isolates);

•

General and administrative: general and administrative expenses for the three months ended March 31, 2019 decreased approximately 2% when compared to the same period in 2018, primarily due to decreased payroll related costs; and

•

Sales and marketing: sales and marketing expenses for the three months ended March 31, 2019 increased approximately 13% when compared to the same period in 2018, primarily due to the increased headcount of our marketing team.

Other income (expense)

	Three Months Ended March 31,
	2019	2018
Interest expense	$(56,444)	$(57,846)
Foreign currency transaction (losses) gains	(10,351)	12,181
Other (expense) income	(24,422)	5,298
Change in fair value of derivative financial instruments	67	8,166
Total other expense	$(91,150)	$(32,201)

The Company’s total other expense for the three months ended March 31, 2019 increased primarily due to an increase in foreign currency transaction losses and an increase in other expenses.

Liquidity and capital resources

As of March 31, 2019, the Company had cash and cash equivalents of $6.0 million compared to $4.6 million at December 31, 2018. The Company has funded its operations primarily through external investor financing arrangements and has raised funds in 2019 and 2018, including:

On March 29, 2019,  the Company closed a public offering (the “March 2019 Public Offering”) of 9,000,000 shares of its common stock at a public offering price of $0.60 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

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

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash on hand will be sufficient to fund operations into the third quarter of 2019. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern.  In the event the Company is unable to successfully raise additional capital during or before the end of the third quarter of 2019, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

The Company’s principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(2,985,779)	$(2,232,031)
Net cash (used in) provided by investing activities	(7,243)	10,440
Net cash provided by financing activities	4,448,487	10,622,784

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2019 consists primarily of our net loss of $3.9 million, reduced by certain noncash items, including impairment of ROU asset of $0.5 million, depreciation and amortization expense of $0.2 million, and share-based compensation expense of $0.1 million. Net cash used in operating activities for the three months ended March 31, 2018 consists primarily of our net loss of $3.0 million, reduced by certain noncash items, including depreciation and amortization expense of $0.2 million and share-based compensation expense of $0.2 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities in the three months ended March 31, 2019 and 2018 consisted solely of purchases of property and equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 of $4.4 million consisted primarily of the net proceeds from the March 2019 Public Offering.  Net cash provided by financing activities for the three months ended March 31, 2018 of $10.6 million consisted primarily of net proceeds from the February 2018 Public Offering.

Critical accounting policies and use of estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our audited consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, share-based compensation, allowances for doubtful accounts and inventory obsolescence, and valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, estimated useful lives of long-lived assets, and the recoverability of long lived assets. Actual results could differ from those estimates.

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.  Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, as supplemented by the following:

We received a bid price deficiency notice from The NASDAQ Capital Market. If we are unable to cure this deficiency and meet the NASDAQ continued listing requirements, we could be delisted from the NASDAQ Capital Market which would negatively impact the trading of our common stock.

On May 6, 2019, we received notice from NASDAQ that we had failed to maintain a bid price of at least $1.00 per share for 30 successive trading days. We have six months to regain compliance with the listing standard. We are currently considering our alternatives to restore the bid price, including a reverse stock split of our common stock.  However, there can be no assurance that we will be able to maintain the NASDAQ Capital Market listing of our common stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1

Underwriting Agreement, dated March 26, 2019, by and between OpGen, Inc. and Aegis Capital Corp (incorporated by reference to Exhibit 1.1 to the Registrants Current Report on Form 8-K, filed on March 26,  2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	May 15, 2019