Form 10-K
period 2019-12-31
OPGEN INC
filed 2020-03-24
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2019, was $6,934,767 (based upon the last reported sale price of $7.86 per share on June 28, 2019, on The Nasdaq Capital Market.

As of March 20, 2020, 11,930,236 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

OPGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Annual Report, we refer to OpGen, Inc. as the “Company,” “OpGen,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to complete the business combination of OpGen and Curetis;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	our ability to integrate the OpGen and Curetis business if all approvals are obtained;
•	receipt of regulatory clearance of our submitted 510(k) pre-market submission for our Acuitas AMR Gene Panel test for use with bacterial isolates;
•	the impact of the coronavirus pandemic on our business and operations;
•	the completion of our development efforts for the Acuitas AMR Gene Panel Urine test and Acuitas Lighthouse Software, and the timing of regulatory submissions;
•	our ability to sustain or grow our customer base for our current research use only and rapid pathogen ID testing products;
•	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative or strategic agreements;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses.

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

Overview

We are a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. We are developing molecular information products and services for global healthcare settings, helping to guide clinicians with more rapid and actionable information about life threatening infections, improve patient outcomes, and decrease the spread of infections caused by MDROs. Our proprietary DNA tests and informatics address the rising threat of antibiotic resistance by helping physicians and other healthcare providers optimize care decisions for patients with acute infections.

Our molecular diagnostics and informatics products, product candidates and services combine our Acuitas® molecular diagnostics and Acuitas Lighthouse® informatics platform for use with our proprietary, curated MDRO knowledgebase. We are working to deliver our products and services, some in development, to a global network of customers and partners.

•

Our molecular diagnostic tests provide rapid microbial identification and antibiotic resistance gene information. These products include the Acuitas antimicrobial resistance, or AMR, Gene Panel (Urine) test in development for patients at risk for complicated urinary tract infections, or cUTI, the Acuitas AMR Gene Panel (Isolates) test in development for testing bacterial isolates, and the QuickFISH and PNA FISH FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures. Each of our Acuitas AMR Gene Panel tests is currently available for sale in the United States for research use only, or RUO, and none have been granted FDA clearance to date. This means that, currently, we cannot market these tests for clinical diagnostic uses~~.~~

•

Our Acuitas Lighthouse informatics systems are cloud-based HIPAA compliant informatics offerings that are designed to combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment. Components of the informatics systems include the Acuitas Lighthouse Knowledgebase and the Acuitas Lighthouse Software. The Acuitas Lighthouse Knowledgebase is a relational database management system and a proprietary data warehouse of genomic data matched with antibiotic susceptibility information for bacterial pathogens. The Acuitas Lighthouse Software system includes the Acuitas Lighthouse Portal, a suite of web applications and dashboards, the Acuitas Lighthouse Prediction Engine, which is a data analysis software, and other supporting software components. The Acuitas Lighthouse Software can be customized and made specific to a healthcare facility or collaborator, such as a pharmaceutical company. The Acuitas Lighthouse Software has not yet been cleared for marketing in the United States. It is currently available for RUO and may not be distributed commercially for antibiotic resistance prediction and is not for use in diagnostic procedures.

In May 2019, OpGen filed a 510(k) submission with the FDA seeking clearance of its Acuitas AMR Gene Panel (Isolates) diagnostic test. In July 2019, it received an Additional Information, or AI, Request from the FDA detailing a number of questions related to the submission. At the time, questions from the FDA focused on the intended use of the test including the correlation between marker detection and antibiotic resistance, the level of evidence to support resistance marker/organism claims, whole genome sequencing, or WGS, test validation and use as a comparator method, clinical performance of the test compared to WGS and further analysis of individual study results, in silico analysis to support test evaluations, further analysis of analytical study results, additional information regarding instrumentation for use with the test, and test reporting and labeling. On January 6, 2020, OpGen filed a formal response to the FDA’s July 2019 AI Request. Subsequently, the FDA issued a second AI Request on January 17, 2020 to formalize additional questions and remaining requests for information from the earlier July 2019 AI Request. The issuance of the January 2020 AI letter effectively placed the Acuitas AMR Gene Panel (Isolates) 510(k) submission on hold until OpGen provided a formal response to the questions posed or a 180-day hold period ends, after which the Acuitas AMR Gene Panel (Isolates) 510(k) submission may be considered withdrawn and a second submission required. OpGen is continuing to work interactively with the FDA to finalize its formal response to the January 2020 AI letter to provide the required responses as well as answering additional questions that arose through this second interactive response review process. OpGen is continuing to work with the FDA to address additional questions that have arisen during the interactive review process. The FDA shared with OpGen a working plan to complete the FDA’s review of the Acuitas AMR Gene Panel (Isolates) 510(k) submission.  However, we anticipate delays to the planned timeline as a result of the ongoing coronavirus pandemic. Consequently, the anticipated timeline for the remainder of the second interactive response review, and ultimately the clearance of the Acuitas AMR Gene Panel (Isolates) diagnostic test is currently unknown, although we anticipate that the extensive review process is nearing completion.

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

In October 2018, OpGen entered into a supply agreement with QIAGEN GmbH, or QIAGEN, to advance OpGen’s rapid diagnostics for antimicrobial resistance. Under the agreement, OpGen will work to commercialize QIAGEN’s EZ1 Advanced XL automated nucleic acid purification instrumentation (EZ1) and reagent kits in the United States to be used with the Acuitas AMR Gene Panel products for research purposes. Under the terms of the agreement, OpGen will purchase EZ1 instruments and reagent kits from QIAGEN and sell or place them with customers in the United States for use with the Acuitas AMR Gene Panel products for RUO and, if the necessary 510(k) clearances are obtained, as diagnostic products. The EZ1 is a Class I Medical Device listed with the FDA that provides full automation with sample preparation throughput of up to 14 samples per one-hour run. QIAGEN is the global leader for nucleic acid sample preparation with a full line of instruments and reagents. There are thousands of EZ1 instruments currently used in laboratories worldwide.

In September 2018, OpGen announced a collaboration with The New York State DOH and ILÚM to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions in New York State. The collaboration is called The New York State Infectious Disease Digital Health Initiative. The first stage of the collaboration is the completion of a demonstration project, which commenced in February of 2019 and is expected to last until the end of March 2020. We believe a successful demonstration project will lead to a statewide program. Under the demonstration project, OpGen worked with DOH’s Wadsworth Center and ILÚM to develop an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. The DOH, ILÚM and OpGen are working collaboratively to build a sustainable, flexible infectious diseases reporting, tracking and surveillance tool for antimicrobial resistance that can be applied across New York State. The goal of this research project is to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of resistance results to care-givers via web-based and mobile platforms. ILÚM is leading the project with the implementation of its technology platform. OpGen is providing its Acuitas AMR Gene Panel (RUO) for rapid detection of multidrug-resistant bacterial pathogens along with its Acuitas Lighthouse Software (RUO) for high resolution pathogen tracking. Under the agreement, OpGen received approximately $1.6 million for the 15-month demonstration portion of the project, of which approximately $1.3 million was earned in 2019.

In June 2017, OpGen entered into a supply agreement to use Thermo Fisher Scientific’s technology in the United States and Europe to support the commercialization of its rapid molecular products for RUO. Under the terms of the agreement, OpGen provides customer access to Thermo Fisher Scientific’s products to support the commercialization of our Acuitas QuickFISH Rapid Test and Acuitas Lighthouse Software to combat MDROs. In January 2018, the Company entered into a second supply agreement to incorporate Thermo Fisher Scientific’s real-time PCR technology in the Company’s Acuitas AMR Gene Panel tests. Specific products covered under these agreements include the QuantStudio 5 Real-Time PCR System, TaqMan® Fast Advanced Master Mix and TaqMan® MGB Probes for quick, multiplexed gene detection.

Implementation Agreement with Curetis N.V.

As announced on September 4, 2019, OpGen has entered into an Implementation Agreement with Curetis N.V., a Dutch publicly-listed company on Euronext under ticker CURE, or the Implementation Agreement. Under the Implementation Agreement, OpGen has agreed to purchase, through Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and a wholly-owned subsidiary of OpGen, all of the outstanding shares and acquire all of the related business assets of Curetis GmbH, or Curetis, a private limited liability company organized under the laws of the Federal Republic of Germany and a wholly-owned subsidiary of Curetis N.V., to create a combined business within OpGen, which we refer to as “Newco” in this Annual Report.

Pursuant to the Implementation Agreement, we have agreed to acquire (i) all of the issued and outstanding capital stock of Curetis, or the Transferred Shares, and (ii) all of the assets of Curetis N.V. that are solely and exclusively related to the business of Curetis, or the Transferred Assets. The Company has also agreed to assume (1) the Curetis N.V. 2016 Stock Option Plan, as amended, or the 2016 Stock Option Plan, and the outstanding awards thereunder and (2) the outstanding indebtedness of Curetis N.V. under certain convertible notes, or the Curetis Convertible Notes, including providing for conversion of such notes into shares of the Company’s common stock. We will also assume all of the liabilities of Curetis N.V. that are solely and exclusively related to the business being acquired.

Under the Implementation Agreement, the Company has agreed to issue, as the sole consideration, 2,662,564 shares of common stock, less the number of shares of common stock the issuance of which shall be reserved by the Company in connection with (a) up to 135,421 shares of OpGen common stock reserved for its assumption of the 2016 Stock Option Plan, and (b) up to 500,000 shares of OpGen common stock reserved for future issuance upon the conversion of certain of the Curetis Convertible Notes, or together, the Consideration. The number of shares of common stock to be reserved for the deductions described above are based on a conversion ratio of 0.0959, which is the ratio of the Consideration as contrasted with the number of ordinary shares of Curetis N.V. on a fully diluted basis. If issued as of the date of this Annual Report, the number of shares representing the Consideration would equal approximately 32.3% of the outstanding shares of OpGen common stock. The number of shares of OpGen common stock to be issued to Curetis N.V. is fixed, therefore, the percentage ownership of the Company as of the date of closing will be different.

The Company filed a Registration Statement on Form S-4 to register the Consideration, which was declared effective by the SEC on January 23, 2020. The transactions under the Implementation Agreement are subject to approval by the stockholders of the Company and MGHIF, and the shareholders and debt holders of Curetis N.V and Curetis GmbH. The Company delivered a proxy statement to its stockholders and called for a special meeting of its stockholders on March 10, 2020 to approve the transactions contemplated by the Implementation Agreement. Because a quorum was not represented at the special meeting, the stockholders present voted to adjourn the meeting in order to allow additional time for stockholders to vote on the proposals presented. Accordingly, the special meeting was adjourned to March 30, 2020.

The Implementation Agreement contains customary representations and warranties of the parties and the parties have agreed to use their commercially reasonable efforts to take all actions necessary to consummate the closing of the transactions contemplated by the Implementation Agreement. Pursuant to the Implementation Agreement, the Company committed to raise at least $10 million of interim equity financing to support the continuing operations of both the Company and the Curetis Group. On October 28, 2019, the Company completed an offering of units and pre-funded units to raise gross proceeds of $9.4 million, which the parties have agreed meets this closing condition under the Implementation Agreement, or the October 2019 Public Offering. The Company used the proceeds from the October 2019 Public Offering for the following purposes: to (1) pursue completion of the business combination transaction with Curetis; (2) provide short-term funding to Curetis under the Interim Facility to fund the Curetis Group’s current operations; and (3) support research and development and regulatory activities for the Company’s anticipated FDA 510(k) submissions for the Acuitas AMR Gene Panel test and the Acuitas Lighthouse Software.

On November 12, 2019, Crystal GmbH, OpGen’s subsidiary, as lender, and Curetis GmbH, as borrower, entered into the Interim Facility Agreement, or the Original Interim Facility. Under the Original Interim Facility, the lender agreed to lend to the borrower, for the benefit of the Curetis Group, committed capital, up to $4 million, between November 18, 2019 and the closing of the transaction with Curetis. The purpose of the loans is to provide capital to fund the operations of Curetis, including the discharge of current liabilities when due. On March 18, 2020, the lender, and borrower. entered into an Amended and Restated Interim Facility Agreement, or the Interim Facility, which amended and restated the Original Interim Facility and increased the available borrowings by the borrower to $5 million.  Each loan under the Interim Facility bears interest at 10% per annum and is due to be repaid on the first anniversary of the loan. The loans are subject to mandatory pre-payment if the Implementation Agreement is terminated and the transaction abandoned. The Interim Facility loans are deeply subordinated to the current and future indebtedness of the Borrower. As of the year ended December 31, 2019, Curetis GmbH had borrowed approximately $2.5 million and OpGen had recognized approximately $23,000 of interest income under the Interim Facility.

On February 11, 2020, the Company entered into an At the Market Common Stock Sales Agreement, or the ATM Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $15.7 million of shares of the Company's common stock through Wainwright, as sales agent, or the 2020 ATM Offering. Pursuant to the ATM Agreement, Wainwright may sell the shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company. Wainwright will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to three percent (3.0%) of the gross sales proceeds of any shares sold through Wainwright in the 2020 ATM Offering, and has provided Wainwright with customary indemnification and contribution rights.  The Company currently intends to use the net proceeds of the 2020 ATM Offering for the following purposes: prior to the closing of the transactions contemplated by the Implementation Agreement to (1) complete the business combination with Curetis; (2) provide short-term funding to Curetis under the Interim Facility, to fund the Curetis Group’s operations, including the Unyvero LRT BAL regulatory clearance-related activities, Unyvero platform R&D activities, Ares Genetics-related R&D and business development activities with potential collaborators and distributors; and (3) fund research and development and regulatory activities in support of the Company’s anticipated FDA 510(k) submissions for the Acuitas AMR Gene Panel test and the Acuitas Lighthouse Software; and, if any proceeds remain following the closing of the transactions under the Implementation Agreement, to: (4) commercialize Newco’s products, with a focus on the Unyvero platform and diagnostic tests, and the Acuitas AMR Gene Panel tests; (5) support further development and commercialization of the Ares Genetics database and Acuitas Lighthouse

Software; (6) fund directed efforts to the customers and collaborators of each company to introduce the products and services of Newco; (7) invest in manufacturing and operations infrastructure to support sales of products; and (8) the balance, if any, for general corporate purposes. If the transactions under the Implementation Agreement do not close, to the extent any proceeds remain, the Company plans to use any remaining proceeds to support OpGen’s operations as far as possible into 2020.

OpGen’s Products and Products in Development

Lead Rapid Diagnostics and Acuitas Lighthouse Software

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

The Acuitas AMR Gene Panel is a development-stage, qualitative and semi-quantitative nucleic acid-based in vitro diagnostic test that is designed for simultaneous detection and identification of multiple bacterial nucleic acids and select genetic determinants of antimicrobial resistance in urine specimens or bacterial colonies isolated from urine and other body sites. The Acuitas AMR Gene Panel (Urine) is intended as an aid in the diagnosis of specific agents of cUTIs for patients at risk of cUTI. The Acuitas AMR Gene Panel (Urine) employs automated deoxyribonucleic acid, or DNA, extraction on the Qiagen EZ1 Advanced XL and multiplex real-time PCR on the Applied Biosystems QuantStudio 5 PCR System. The Acuitas AMR Gene Panel (Urine) test detects up to 47 gene targets which span 600 subtypes and convey resistance to nine classes of antibiotics directly from urine and isolated colonies and is currently sold as a RUO test. Gene families detected include: KPC, NDM, VIM, IMP, OXA, CTXM-1, CTXM-9, CMY, MCR, and resistance genes to fluoroquinolone antibiotics. From urine specimens, the Acuitas AMR Gene Panel (Urine) will semi-quantitatively detect the most common bacterial causes of cUTI (E. coli, K. pneumoniae, P. aeruginosa, P. mirabilis, E. faecalis). The Acuitas AMR Gene Panel (Urine) is designed to provide test results in under three hours, compared with traditional microbiology methods, which can take two to three days.

OpGen is also developing the Acuitas AMR Gene Panel (Isolates) test for testing bacterial isolates. This test is currently available in the United States for RUO and is being used in such capacity in connection with The New York State Infectious Disease Digital Health Initiative for testing of bacterial isolates. In the pilot phase of the Initiative, the test is contributing to the research mission by genotyping carbapenem resistant isolates from up to three health systems in the New York City Metro Area. Results are subsequently analyzed by the Acuitas Lighthouse Software (RUO) to support a series of infection control tracking capabilities that are of interest to The New York State Department of Health and healthcare providers. On May 13, 2019, OpGen filed a 510(k) submission with the FDA seeking clearance of its Acuitas AMR Gene Panel (Isolates) diagnostic test. In July 2019, it received an Additional Information, or AI, Request from the FDA detailing a number of questions related to the submission. At the time, questions from the FDA focused on the intended use of the test including the correlation between marker detection and antibiotic resistance, the level of evidence to support resistance marker/organism claims, whole genome sequencing, or WGS, test validation and use as a comparator method, clinical performance of the test compared to WGS and further analysis of individual study results, in silico analysis to support test evaluations, further analysis of analytical study results, additional information regarding instrumentation for use with the test, and test reporting and labeling. On January 6, 2020, OpGen filed a formal response to the FDA’s July 2019 AI Request. Subsequently, the FDA issued a second AI Request on January 17, 2020 to formalize additional questions and remaining requests for information from the earlier July 2019 AI Request. OpGen is continuing to work interactively with the FDA to provide responses necessary to address questions related to the submission as well as additional questions that may arise through this second interactive response review process.

The Acuitas Lighthouse Software (RUO) manages and evaluates data that identify the most common microbial causes of cUTI and key genetic determinants of antibiotic drug resistance, based on the amplification data of gene targets extracted from urine specimens. Through analysis of this data, the Acuitas Lighthouse Software can identify five bacterial species and predict resistance to up to fourteen different antibiotics from across nine antibiotic classes including: Aminoglycosides, Carbapenems, Cephalosporins, Fluoroquinolones, Polymyxins, Penicillins, Sulfonamides, Trimethoprim and Vancomycin. The Acuitas Lighthouse Software consists of the Acuitas Lighthouse Portal, a web application; the Acuitas Lighthouse Prediction Engine, data analysis software; and draws from the Lighthouse Knowledgebase, a relational database management system; and minor supporting software components. The Acuitas Lighthouse Software (RUO) was selected by The New York State Department of Health Wadsworth Center for the genomic microbiology component of The New York State Infectious Disease Digital Health Initiative. All components of the Acuitas Lighthouse Software are hosted in a cloud-based web application that is protected by security measures. The input to Acuitas Lighthouse Software is a data file generated by processing the results from the Acuitas AMR Gene Panel (Urine) test through the Acuitas AMR Gene Panel (Urine) Gene Analysis Software. This input file indicates which gene targets were detected by the assay and is loaded into the Acuitas Lighthouse Software via an interface of the Acuitas Lighthouse Portal, accessed by the user through a web browser. The Acuitas AMR Gene Panel (Urine) Gene Analysis Software results are retained by the Acuitas Lighthouse

Knowledgebase and are sent to the Acuitas Lighthouse Prediction Engine for analysis. The Acuitas Lighthouse Prediction Engine contains software implementations of data models that were derived using a training panel of thousands of bacterial isolates with detailed genotypic and phenotypic characterizations, all stored within the Acuitas Lighthouse Knowledgebase. These models, each specific to one microbial species and antibiotic drug pairing, are used to make predictions of antibiotic resistance by analyzing the loaded input data. The results from the Acuitas Lighthouse Prediction Engine indicate whether there is evidence of resistance detected through the presence of specific genes, and if there is known intrinsic resistance to certain drugs. These final results are reported to the user via a Prediction Report and the Resistance Dashboard interface in the Acuitas Lighthouse Portal; both displays present the Acuitas Lighthouse Prediction Engine output in combination with selected input data and metadata, as well as the semi-quantitative counts of gene copies / mL for urine specimens. Our development of the Acuitas Lighthouse Software and the Acuitas AMR Gene Panel (Urine) test, thus far, has resulted from a comprehensive, multi-year effort, which remains ongoing, to help address urgent clinical needs for improved rapid antibiotic decision-making capabilities.

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

OpGen’s FDA cleared and CE marked QuickFISH and PNA FISH products are powered by PNA technology and provide rapid pathogen identification, typically in less than 30 minutes from a positive blood culture result.

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

•	working with pharmaceutical companies to add new or recently FDA approved antibiotics to the Acuitas Lighthouse Software.

The following summarizes our regulatory approach for commercializing the initial Acuitas AMR Gene Panel tests and the Acuitas Lighthouse Software. We filed the 510(k) application for the Acuitas AMR Gene Panel (Isolates) in May 2019. We anticipate completing clinical trials and filing two additional 510(k) submissions during the first quarter of 2020. Details and final labeling are subject to change during the FDA review process and negotiation with the FDA upon actual instruction for use labeling.

Acuitas AMR Gene Panel (Isolates) – 510(k), FDA Class II (filed May 2019)

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

•	Sample type: Urine
•	Clinical trial: 1,500 fresh urine samples, ~300 contrived urine samples, 9 sites

Acuitas Lighthouse Software – De Novo 510(k), Class II

•	Indication: Evaluation of data from the Acuitas AMR Gene Panel (Urine) test using a series of predictive models and, based on species identified to predict resistance for nine classes of antibiotics.
•	Clinical trial: 2,000 globally and phenotypically representative stock isolates, 1,500 urine samples and resulting isolates, ~300 contrived urine samples.

Commercial Sales

We currently sell and market our products and services directly in the United States through a dedicated sales and marketing support team. Internationally, we sell our products through a network of distributors in eight countries. We operate a subsidiary in Denmark that provides support for our European customers and to distributors. In 2018, we established OpGen Colombia SAS to commercialize our products in Colombia and to support sales on a direct basis and through distributors in South America and Central America, however we discontinued these efforts and began the process to dissolve the subsidiary in 2019. After completing the business combination with Curetis, we anticipate expanding our commercial organization in conjunction with the anticipated FDA clearance to commercialize our Acuitas AMR Gene Panel and Acuitas Lighthouse Software products and commercializing the Curetis products. Our strategy to build demand for our products following receipt of such regulatory clearance includes completing clinical verification studies, sales of the Acuitas AMR Gene Panel tests for RUO, and in conjunction with such FDA clearance entering into channel partner co-marketing and distribution agreements.

We are generating data to support the commercialization of our Acuitas AMR Gene Panel (Urine) and Acuitas Lighthouse Software products through a structured clinical verification program including academic medical centers and clinical collaborators. In November 2018 we announced that we have completed specimen accrual and testing of urine specimens for the clinical verification study with the Acuitas AMR Gene Panel (Urine) test and Acuitas Lighthouse Software. The three participating clinical sites were Beth Israel Deaconess Medical Center, Geisinger Health System, and Intermountain Healthcare. The results of the study, which tested 670 remnant urine specimens from patients at increased risk for cUTI, will be summarized and discussed in a peer-reviewed manuscript anticipated to be published in 2020.

In the first quarter of 2018, we introduced the Acuitas AMR Gene Panel (RUO) for infection control purposes and pharmaceutical surveillance research as research use only tests. The Acuitas AMR Gene Panel (RUO) tests will be available while the Company completes clinical trials and regulatory submissions to support FDA clearance to commercialize such products for broader clinical use. We anticipate that customers who use the products as RUO tests for infection control and clinical research will serve as a potential installed base for the FDA cleared products. Our rapid pathogen identification FISH products are used by approximately 65 customers in the United States and internationally. Many of these customers are potential customers for our FDA-cleared Acuitas AMR Gene Panel tests. We are working to expand our market reach by entering into strategic co-marketing relationships with larger diagnostic and pharmaceutical companies and by expanding our network of distributors globally.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Cepheid, Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems, GenMark and Luminex. We believe our focus on identifying antibiotic-resistant genes, rather than primarily organisms, the genes and associated diseases included in our gene tests, and our Acuitas Lighthouse informatics offerings distinguish us from such competitors.

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

Manufacturing

During 2019, we manufactured our FDA-cleared and CE-marked QuickFISH and PNA FISH products in our Gaithersburg, Maryland facility.

Manufacturing of our FDA-cleared products is performed under the current Good Manufacturing Practices – Quality System Regulation as required by the FDA for the manufacture of IVD labeled products. These regulations carefully control the manufacture, testing and release of IVD products as well as raw material receipt and control. We also have ongoing Post Market surveillance and vigilance responsibilities under FDA regulations, and are subject to periodic inspections by the FDA to determine compliance with the FDA’s requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form 483, warning letters, or other forms of enforcement.

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

Payments and Reimbursement

Our Acuitas AMR Gene Panel (RUO) tests, PNA FISH and QuickFISH tests are, and other future products and services will be, sold to hospitals and public health organizations as products and on a fee-for-service basis. When hospital and health system clients purchase our PNA FISH and QuickFISH tests we bill them directly for the purchase of test kits and consumables. In the future, we envision selling our Acuitas Lighthouse Software to health systems, hospitals and long-term care facilities under capitated, flat-rate contracts. We believe that hospitals will recoup costs of our products and services by obtaining reimbursement from the government or private insurance companies for in-bed occupancies, which traditionally includes all testing required for admitted patients. When our tests are used prior to hospital admission, hospitals, clinical laboratories, and other healthcare provider customers that purchase our products may bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products.

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

As of December 31, 2019, we had total ownership rights to 29 U.S. patents and applications, including eight pending U.S. non-provisional patent applications, and 21 issued U.S. patents. More specifically, as of December 31, 2019, related to our FISH products, we had ownership rights to 12 U.S. patents and patent applications, including one pending U.S. non-provisional patent applications, and 11 issued U.S. patents. These issued patents begin to expire in November 2024 and will be fully expired by October 2033. As of December 31, 2019, related to our Acuitas products, we had ownership rights to four U.S. patents and patent applications, including three pending U.S. non-provisional patent applications, and one issued U.S. patent. As of December 31, 2019, related to our other products, we had ownership rights to 13 issued U.S. patents. These issued patents begin to expire in June 2026 and will be fully expired by January 2037. A majority of our issued and exclusively licensed FISH patents from Dako Denmark A/S expired over the last six years. The remaining nine exclusively licensed U.S. FISH patents expire between 2020 and 2024.

In October 2019, the U.S. Patent and Trademark Office allowed an OpGen patent covering the Lighthouse Profiling technology used in the Company’s software for tracking antimicrobial resistant pathogens. The patent covers the use of the Company’s Acuitas Lighthouse® Software for real-time monitoring of superbug infections and other multi~~‑~~-drug resistant infections.

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

Under the Food, Drug, and Cosmetic Act, or FDC Act, the FDA classifies medical devices into one of three classes: Class I, Class II or Class III. Devices deemed to pose lower risk are placed into either Class I or Class II.

Class I devices are deemed to pose the lowest risk to the patient. Accordingly, Class 1 devices are subject to the lowest degree of regulatory scrutiny and need only comply with the FDA’s General Controls. The General Controls include compliance with the registration, listing, adverse event reporting requirements, and applicable portions of the Quality System Regulation, or QSR as well as the general misbranding and adulteration prohibitions. Unless specifically exempted in the regulations, general controls require a company that intends to market a Class I device, like us, to gain clearance for marketing through the 510(k) process. Many Class I devices, however, are exempt from 510(k) clearance because the level of risk is low.

Class II devices are considered higher risk devices than Class I devices. Class II devices are subject to General Controls as well as additional special controls. Special controls may include labeling requirements, mandatory performance standards, and post market surveillance. Generally, companies that intend to market Class II devices, like us, must comply with applicable regulations and submit a 510(k) premarket submission for review to receive clearance to list and market their devices. The 510(k) must establish substantial equivalence to a predicate device. Some Class II devices are exempt from filing a 510(k) but in some instances, Class II devices may be required to file a Premarket Approval, or PMA, application, for example, when changes in their technology or intended use present novel risks that warrant separate review as a Class III medical device.

Class III devices are deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices for which no substantially equivalent previously cleared device exists and require a PMA before commercialization.

All medical device manufacturers must register their establishments and list their devices with the FDA. Establishment registration requires the payment of user fees. In addition, both 510(k) premarket submissions and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) Clearance Pathway

We are currently working to submit our Acuitas AMR Gene Panel tests for clearance under Section 510(k) of the FDC Act. Such tests are classified as medical devices, and we have to submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of premarket approval applications. FDA’s 510(k) clearance pathway usually takes from three to twelve months; by statute, the FDA has 90 days to review the pre-market notification. On average the review time is approximately six months, but it can take significantly longer than twelve months in some instances, as the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a new 510(k) notice, or a premarket approval, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made, and plan to continue to make, additional product enhancements to products that we believe do not require new 510(k) clearances, but we cannot guarantee that the future enhancements, should they occur, will be exempt from new 510(k) clearances.

De Novo Classification Request

The Food and Drug Administration Modernization Act of 1997, or FDAMA, added the De Novo classification option as an alternate pathway to classify low to moderate risk novel medical devices that had automatically been placed in Class III after receiving a not substantially equivalent determination in response to a premarket notification 510(k) submission. FDAMA also permits a sponsor to submit a De Novo classification request to the FDA for a product otherwise requiring a PMA application without first being required to submit a 510(k) application. The De Novo classification process is generally more costly and time consuming than the 510(k) process.

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

After a PMA application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the QSR, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New premarket approval applications or premarket approval application supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved PMA require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or the 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under a premarket approval.

Clinical Trials

Clinical trials are almost always required to support a PMA application and are usually required to support non-exempt Class I and Class II 510(k) premarket submissions. Clinical trials may also be required to support certain marketing claims. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE application with the FDA and obtain IDE approval prior to conducting the human clinical trials. The IDE application must be supported by appropriate data, such as analytical, animal and laboratory testing results, manufacturing information, and an Investigational Review Board, or IRB approved protocol showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA prior to initiation of enrollment of human subjects. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA. If the clinical trial design is deemed to be “non-significant risk,” the clinical trial may eligible for the “abbreviated” IDE requirements; in some instances IVD clinical trials may be exempt from the more burdensome IDE requirements if the test uses a noninvasive sampling method, does not introduce energy into the subject, and is not used in a diagnostic procedure without confirmation of the diagnosis by another established medically diagnostic procedure or product. All clinical trials conducted to support a premarket submission must be conducted in accordance with FDA regulations and Federal and state regulations concerning human subject protection, including informed consent, oversight by an IRB and healthcare privacy requirements. A clinical trial may be suspended by the FDA or the IRB review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient to obtain approval of our product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing FDA Regulation

Numerous regulatory requirements apply to products classified as devices, such as ours, and would continue to apply. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•

QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
•	approval of product design modifications that affect the safety or effectiveness of one of our cleared devices;
•

medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur~~;~~

•	post-approval restrictions or conditions, including post-approval study commitments~~;~~
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device~~;~~
•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations~~;~~
•	regulations pertaining to voluntary recalls; and
•	notices of corrections or removals~~.~~

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

New laws governing privacy may be adopted in the future as well. We have taken steps to comply with health information privacy requirements to which we are aware that we are subject. However, we cannot assure you that we are or will remain in compliance with diverse privacy requirements in all of the jurisdictions in which we do business. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

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

Sanctions for a violation of the Stark Law include the following:

•	denial of payment for the services provided in violation of the prohibition;
•	refunds of amounts collected by an entity in violation of the Stark Law;
•	a civil penalty of up to $15,000 for each service arising out of the prohibited referral
•	possible exclusion from Federal healthcare programs, including Medicare and Medicaid; and
•	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

“UTI” means urinary tract infection.

Employees

As of December 31, 2019, we had 40 employees worldwide, with 39 employed in the United States and 1 employed in Denmark. There are 38 full-time employees. The 39 employees in the United States primarily work in our Gaithersburg, Maryland location. None of our employees are the subject of collective bargaining arrangements, and our management considers its relationships with employees to be good.

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

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2019 and 2018, we had net losses of $12.4 million and $13.4 million, respectively. From our inception through December 31, 2019, we had an accumulated deficit of $174.5 million. The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 each contain explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2019 and 2018, including the October 2019 Public Offering, March 2019 Public Offering, October 2018 Public Offering, February 2018 Public Offering, and an at-the-market, or ATM, public offering commenced in September 2016 and terminated in October 2018. The net proceeds from such financings were approximately $27.2 million. We began raising capital under the 2020 ATM Offering in February 2020.  We cannot assure you that we can continue to raise the capital necessary to fund our business.

We need to raise equity capital to support our business and that of Curetis under the Interim Facility.  If we cannot do so successfully, we will not be able to continue as a going concern.

We need to raise equity capital to support our business and that of Curetis under the Interim Facility.  If we cannot do so successfully, we will not be able to continue as a going concern.  To meet our capital needs, we are considering multiple alternatives, including, but not limited to, the ATM Offering, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. We believe that additional equity financings are the most likely source of capital.  There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations into the third quarter of 2020.  In the event we are unable to successfully raise additional capital during or before the third quarter of 2020, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

In July 2015, in connection with our acquisition of our subsidiary, AdvanDx, MGHIF made investments in the Company, including the $1 million MGHIF Note, secured by a security interest in substantially all of our assets, including our intellectual property assets. The debt is due to be paid in six semi-annual payments of $166,667 which began on January 2, 2019 and will end on July 1, 2021. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the

MGHIF Note, MGHIF has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

We may not be successful in consummating the proposed transaction with Curetis N.V., which failure could have a material adverse effect on us.

The proposed combination with Curetis is subject to the approval of our stockholders and MGHIF, and we cannot provide any assurance that stockholder approval will be obtained.  The shareholders and debt holders of Curetis N.V. and Curetis GmbH have approved the transaction.  We did not have a quorum for our special meeting of stockholders and have had to postpone the meeting until March 30, 2020.  If the proposed transaction is not approved by our stockholders, we may become liable to reimburse Curetis N.V. for its expenses up to a maximum amount of $250,000. In case of termination of the Implementation Agreement in accordance with its terms, Curetis would also be required to repay us under the Interim Facility, and we would need to re-focus our attention on OpGen as a stand-alone business. Any of these events would have a material adverse impact on our financial condition.

We have agreed to use a significant portion of the capital raised in the October 2019 Public Offering and in the 2020 ATM Offering to support the operations of Curetis in the period prior to the closing.  This reduces the proceeds invested in OpGen’s operations, which could have a negative impact on us if the proposed transaction is not consummated, or if the approval process takes longer than anticipated.

Pursuant to the Implementation Agreement, on November 12, 2019, we entered into the Interim Facility pursuant to which we have agreed to lend to Curetis GmbH up to $4 million of the proceeds of the October 2019 Public Offering and the 2020 ATM Offering to fund and support the operations, and satisfy the current obligations, of Curetis in the period prior to closing. On March 18, 2020, we entered into an Amended and Restated Interim Facility, which increased the available borrowings by Curetis GmbH to $5 million. If such period extends for a longer period than anticipated or the amount loaned to Curetis is higher than expected, such commitment could negatively impact the availability of resources to devote to the OpGen business or to the business of Newco if the closing occurs, and we may be required to raise additional capital.

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

If we cannot meet all of the conditions to close under the Implementation Agreement, and the business combination does not occur, we will be in a difficult financial position.  We will have lent funds to Curetis under the Interim Facility, and there is a real possibility that Curetis would not be able to repay us some or all of such debt.  In addition, we would have to refocus our attention on OpGen as a stand-alone business and would likely need to raise additional funds to support that business going forward.  We cannot assure you that we would be able to continue OpGen as a stand-alone business or be able to raise sufficient capital to do so.  If we are unable to raise equity capital, we may need to incur debt financing, if possible, sell assets, curtail business programs, seek bankruptcy protection or dissolve.

We will incur significant indebtedness as a result of the combination with Curetis, which could have a material adverse effect on our financial condition.

If the combination with Curetis closes, we will assume the indebtedness of Curetis N.V. and Curetis.  As of December 31, 2019, Curetis N.V. owed indebtedness of $1.4 million to lenders under the Curetis Convertible Notes and owed indebtedness of $20.3 million of principal (plus interest of $2.6 million) under a loan provided by the EIB. In addition, OpGen has secured indebtedness to MGHIF under the MGHIF Note. Pursuant to the Implementation Agreement, OpGen will be required to assume the indebtedness of Curetis N.V. (subject to approval of the holder of the Curetis Convertible Notes) and of Curetis, and Newco will therefore be obligated under substantially more indebtedness than OpGen currently owes. Newco may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on Newco.

We have incurred significant transaction costs as a result of the proposed business combination transaction with Curetis, which could have a material adverse effect on our financial condition.

We have incurred significant one-time transaction costs related to the proposed business combination with Curetis. These transaction costs include legal and accounting fees and expenses and filing fees, printing expenses and other related charges. We may also incur additional unanticipated transaction costs in connection with the transaction. A portion of the transaction costs related to the proposed business combination have been incurred regardless of whether the transaction is completed. Additional costs will be incurred in connection with integrating the two companies’ businesses. Costs in connection with the transaction and integration may be higher than expected. These costs could adversely affect OpGen’s financial condition, operating results or prospects of the combined company.

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

We may be liable to pay Curetis N.V. a termination fee of $500,000 if our board of directors changes its recommendation to approve the proposed transaction at the special meeting, or if following a refusal by our stockholders to approve the proposed transaction at the special meeting, we enter into a definitive agreement implementing an alternative transaction with a third party. Curetis N.V. has undertaken the same obligations with respect to us if the boards of Curetis N.V. change their recommendation to approve the proposed transaction.  Any such alternative transaction could divert the attention of our board of directors and management team, and would, if accepted, cause the termination of the Transaction.

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

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy.  We believe that current cash on hand will be sufficient to fund operations into the third quarter of 2020.  In the event we are unable to successfully raise additional capital during or before the third quarter of 2020, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing.  We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition and results of operations.

The process to obtain and maintain FDA clearances or approvals for our products is complex and time-consuming.  If we fail to obtain such clearances or approvals, our business and results of operations will be materially adversely impacted.

The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In May 2019, we filed a 510(k) submission with the FDA seeking clearance of our Acuitas AMR Gene Panel (Isolates) diagnostic test.  In July 2019, we received correspondence from the FDA requesting additional information related to this filing.  On January 6, 2020, OpGen filed a formal response to the FDA’s July 2019 AI Request. Subsequently, the FDA issued a second AI Request on January 17, 2020 to formalize additional questions and remaining requests for information from the earlier July 2019 AI Request.  If we cannot successfully address the questions posed by the FDA, our receipt of clearance for this product will be delayed.  In addition, the time and expense needed to respond to the FDA’s request for additional information may divert time and attention from our other regulatory submissions in process, which may adversely affect our strategy and ability to commercialize our diagnostic tests and bioinformatics products and services.

We expect our ability to utilize our net operating loss carryforwards will be limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code triggered by consummation of the transaction with Curetis.

As of December 31, 2019, we had approximately $188.3 million of net operating loss, or NOL, carryforwards for U.S. federal tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. State NOL carryforwards (and certain tax credits) generally may be used to offset future state taxable income for 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. The rate at which we can utilize our NOL carryforwards is limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 ownership change generally occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change.  A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, and if a portion of our NOLs is subject to an annual limitation under Section 382, we believe that an additional ownership change may occur upon the consummation of the transaction with Curetis.  In addition, our ability to use our NOL carryforwards will be limited to the extent we fail to generate enough taxable income in the future before they expire. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used. In addition, under the 2017 Tax Cut and Jobs Act, effective for losses arising in taxable years beginning after December 31, 2017, the deduction for NOLs is limited to 80% of taxable income, NOLs can no longer be carried back, and NOLs can be carried forward indefinitely.

Current OpGen stockholders will have a reduced ownership and voting interest after the business combination and will exercise less influence over management.

Current OpGen stockholders have the right to vote in the election of the OpGen board of directors and on other matters affecting OpGen.  Immediately after the business combination with Curetis is completed, we estimate that then current OpGen stockholders will own approximately 82%, and Curetis N.V. will own approximately 18% of the outstanding shares of OpGen. As a result of the business combination, current OpGen stockholders will have less influence on the management and policies of OpGen post-closing than they currently have.

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

In addition, if our business combination transaction with Curetis does not close, we will likely need to re-assess our strategy and targeting of customers in international markets. We have and, in the event the transaction with Curetis does not close, expect to continue to incur substantial costs in order to obtain customers in foreign markets.  Accordingly, in the event the transaction does not close, we may not be able to continue target such customers in international markets.

We have seen declining revenues from our current customers for our QuickFISH products as we work to transition to Acuitas rapid pathogen identification products, continued decline without additional product offerings could materially, adversely affect our business.

It is not possible to predict the future of the emerging COVID-19 global pandemic or the development of potential tests or treatments. No assurance can be given that OpGen’s or, following the closing of the proposed business combination, Curetis’ products will aid in the testing or the treatment of this virus.

Curetis, the other party to the proposed business combination with OpGen, has commenced offering products for the testing for SARS-CoV-2, the causal pathogen of COVID-19.  OpGen and Curetis may offer other products for testing or treatment of coronavirus.  There can be no assurance that the Curetis test or any such future tests will be broadly adopted for use.  OpGen and Curetis are among many companies that are trying to develop tests for coronavirus, most of whom have far greater resources than us. If one of these companies develops an effective test, our development of such tests may not significantly increase our revenues and results of operations.

The coronavirus pandemic could adversely impact our business, financial condition and results of operations.

The novel coronavirus pandemic has impacted the global economy and may impact our operations here in the United States, including the potential interruption of our clinical trial activities and our supply chain, and may impact Curetis’ operations. As a result of the outbreak, we and certain of our suppliers may be affected and could experience closures and labor shortages, which could disrupt activities. We could therefore face difficulty sourcing key components necessary to produce our product candidates, which may negatively affect our clinical development activities. Even if we are able to find alternate sources for some of these components, they may cost more, which could affect our results of operations and financial position. In addition, the coronavirus outbreak could delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.  In addition, healthcare providers are focused almost exclusively on dealing with the coronavirus pandemic, and may be unable to continue to participate in our activities.

At this point in time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. As coronavirus becomes more widespread each day manufacturing closures and travel restrictions may remain or worsen, all of which would have a negative impact on our ability to operate our business, financial condition and results of operations.

We are developing diagnostic products for the more rapid identification of MDROs and antibiotic resistance genomic information. If we are unable to successfully develop, receive regulatory clearance or approval for or commercialize such products and services, our business will be materially, adversely affected.

We are developing an under three hour antibiotic resistance diagnostic product that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and testing for antibiotic resistance. Development of such diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products. We have identified approximately 47 antibiotic resistance genes to help guide clinician antibiotic therapy decisions when test results are evaluated using the Acuitas Lighthouse Software. Although we have demonstrated preliminary feasibility, and confirmed genotype/phenotype predictive algorithms, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests. In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts. Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

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

We are currently party to, and may enter into additional collaborations with third parties to, develop product and services candidates. If these collaborations are not successful, our business could be adversely affected.

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

We rely principally on the commercialization of our PNAFISH, QuickFISH, and Acuitas Gene Panel test products and our Acuitas Lighthouse Software to generate future revenue growth. To date, our Acuitas test products and Acuitas Lighthouse services have delivered only minimal revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of hospitals, long-term care facilities and other inpatient healthcare settings that use our products. If demand for products does not increase as quickly as we have planned, we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of our products by our target markets, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have limited experience in marketing and selling our products, and if we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

We sell our products through our own direct sales force, which sells our Acuitas AMR Gene Panel (RUO) tests and Acuitas Lighthouse Software and our PNA FISH and QuickFISH products. All of these products and services may be offered and sold to different potential customers or involve discussions with multiple personnel in in-patient facilities. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The inpatient healthcare industry is a large and diverse market. We will need to attract and develop sales and marketing personnel with industry expertise. Competition for such employees is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

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

We rely on several sole suppliers and manufacturers, including Thermo Fisher Scientific and QIAGEN, for supplying certain reagents, raw materials, supplies and substances which we use to manufacture our products. An interruption in our operations could occur if we encounter delays or difficulties in securing these items or manufacturing our products, and if we cannot, then obtain an acceptable substitute. Any such interruption or damage to third party suppliers or manufacturers for any reason, such as fire or other events beyond our control, including as a result of natural disasters, terrorist attacks, or the occurrence of a contagious disease or illness, such as the novel coronavirus, could significantly affect our business, financial condition, results of operations and reputation.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Cepheid, Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems, GenMark, and Nanosphere.

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

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection, use, storage, transfer, and other processing of personal data, including personal health data, regarding individuals in the European Economic Area is governed, as of May 2018, by the General Data Protection Regulation, or GDPR. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States, may result in fines and other administrative penalties. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European activities.

California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA, and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of the CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We cannot provide assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear and may adversely affect our ability to achieve profitability or maintain profitably in the future.

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

Trading of our common stock is currently conducted on the Nasdaq Capital Market. The liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but also as it may be adversely affected by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if at all. In addition, following the August 2019 reverse stock split, without a large public float, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future, if at all.

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

During the period from our initial public offering in May 2015 through December 31, 2019, the market price of our common stock fluctuated from a high of $2,720.00 per share to a low of $0.92 per share, and our stock price continues to fluctuate. The market price of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of December 31, 2019, we had outstanding warrants to acquire 5,111,107 shares of our common stock, and stock options to purchase 9,654 shares of our common stock. The expiration of the term of such options and warrants range from January 2020 to February 2025. A significant number of such warrants are out of the money, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

We issued warrants to purchase an aggregate of 1,255 shares of common stock to jVen Capital and MGHIF in connection with the bridge financing transactions.  These warrants must be revalued each reporting period.  Such assessments involve the use of estimates that could later be found to differ materially from actual results, which could have an adverse effect on our financial condition.

In June and July 2017, we issued warrants to purchase an aggregate 1,255 shares of common stock to jVen Capital and MGHIF in connection with the bridge financing transactions.  Each of these warrants has a put feature that allow the holder to put the warrants back to the Company for cash equal to the Black-Scholes value upon a change of control or fundamental transaction.  The warrants are each recorded as a liability on our financial statements, and we are required to revalue each of the warrants each financial quarter.  Such revaluations necessarily involve the use of estimates, assumptions, probabilities and application of complex accounting principles.  Actual value at the time the warrants are exercised could vary significantly from the value assigned to such liabilities on a quarterly basis. We cannot assure you that the revaluation of the warrants will equal the value in the future and know that the actual value could be significantly different, which could have a material adverse effect on our financial condition. In addition, as these warrants will be valued based upon the Black-Scholes value, which assesses a value to the warrants even if the exercise price is below the current fair market value of the underlying security, warrant holders could get a disproportionate amount of the consideration upon a change of control or fundamental transaction under certain circumstances.

We are an emerging growth company and have elected to comply with reduced public company reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an emerging growth company, as defined under the Securities Act. We will remain an emerging growth company until December 2020. As an emerging growth company, we take advantage of exemptions from various reporting requirements applicable to certain other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced financial statement and financial-related disclosures, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved by our stockholders. We cannot predict whether investors will find our common stock less attractive if we choose to rely on any of these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure we may make, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Regulation of Our Business

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our Acuitas AMR Gene Panel tests and Acuitas Lighthouse, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

We have submitted one 510(k) submission with the FDA for our Acuitas AMR Gene Panel (Isolates) test and have plans to make additional De Novo and 510(k) submissions for our Acuitas AMR Gene Panel test and for our Acuitas Lighthouse Software.  Such process is complex, time consuming and expensive.  For any filed 510(k) or De Novo submissions, the FDA may not clear or approve these products for the indications that are necessary or desirable for successful commercialization.  Failure to receive, or a significant delay in receiving, a required clearance or approval for our products would have a material adverse effect on our ability to expand our business.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

We are currently offering for sale our FDA-cleared QuickFISH and PNA FISH products, and our Acuitas AMR Gene Panel (Urine) test as an RUO test to CROs, pharmaceutical companies, hospitals and other healthcare facilities. We believe that our promotional activities for these products falls within the scope of the FDA’s enforcement discretion and applicable premarket exemptions. However, the FDA could disagree and require us to stop promoting our Acuitas AMR Gene Panel (Urine) test as an RUO test, or our FDA-cleared products for unapproved or “off-label” uses unless and until we obtain FDA clearance or approval for those uses. We could be subject to regulatory or enforcement actions for any violations, including, but not limited to, the issuance of an untitled letter, a Form 483 letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged, and adoption of the products would be impaired.

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

If any of these actions were to occur, it could harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue. Furthermore, if any of our key component suppliers are not in compliance with all applicable regulatory requirements, we may be unable to produce our products on a timely basis and in the required quantities, if at all.

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

Under the FDA and international medical device reporting regulations, medical device manufacturers are required to report to the applicable regulatory authority information that a device has, or may have, caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events within the required timeframes, or at all, the regulatory authorities could take enforcement action against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

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

In the past, we have distributed certain of our products internationally, and in the future, we may distribute our products internationally and possibly engage in additional international operations. The FCPA prohibits companies such as us from engaging, directly or indirectly, in making payments to foreign government and political officials for the purpose of obtaining or retaining business or securing any other improper advantage, including, among other things, the distribution of products and other international business operations. Like other U.S. companies operating abroad, we may face liability under the FCPA if we, or third parties we have used to distribute our products or otherwise advance our international business, have violated the FCPA. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

Risks Related to Compliance with Healthcare and Regulations

Changes in healthcare policy, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and operations.

In March 2010, both the Patient Protection and Affordable Care Act, or Affordable Care Act, and the reconciliation law known as Health Care and Education Reconciliation Act, with the Affordable Care Act, the 2010 Health Care Reform Legislation, were enacted. The constitutionality of the 2010 Health Care Reform Legislation was confirmed twice by the Supreme Court of the United States. The 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. The U.S. Congress is seeking to replace the 2010 Health Care Reform Legislation. At this time the Company is not certain as to the impact of federal health care legislation on its business.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect any future legislation or regulation will have on us. Any changes in government regulation of the United States healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases 20,939 square feet of office and laboratory space at our headquarters in Gaithersburg, Maryland. Pursuant to this lease agreement, as amended, our lease will continue in effect until January 31, 2021 and may be renewed for one additional five-year period at the Company’s election. The Company also leases 12,770 square feet of space at its facility in Woburn, Massachusetts under an operating lease that expires in January 2022, and provides the Company with options to extend the lease beyond the current expiration date. Additionally, the Company leases 2,967 square feet of office space in Denmark; this lease is currently on a month-to-month basis. Rent expenses under the Company’s facility operating leases for the years ended December 31, 2019 and 2018 were $862,143 and $949,244, respectively.

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

Stockholder Information

As of December 31, 2019, there were approximately 27 stockholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Sales of Unregistered Securities

None.

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

•

The Company's molecular diagnostic tests provide rapid microbial identification and antibiotic resistance gene information. These products include its Acuitas antimicrobial resistance, or AMR, Gene Panel (Urine) test in development for patients at risk for complicated urinary tract infections, or cUTI, its Acuitas AMR Gene Panel (Isolates) test in development for testing bacterial isolates, and its QuickFISH and PNA FISH FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures. Each of its Acuitas AMR Gene Panel tests is available for sale for research use only, or RUO.

•

The Company's Acuitas Lighthouse informatics systems are cloud-based HIPAA compliant informatics offerings that combine clinical lab test results with patient and hospital information to provide analytics and actionable insights to help manage MDROs in the hospital and patient care environment. Components of the informatics systems include the Acuitas Lighthouse Knowledgebase and the Acuitas Lighthouse Software. The Acuitas Lighthouse Knowledgebase is a relational database management system and a proprietary data warehouse of genomic data matched with antibiotic susceptibility information for bacterial pathogens. The Acuitas Lighthouse Software system includes the Acuitas Lighthouse Portal, a suite of web applications and dashboards, the Acuitas Lighthouse Prediction Engine, which is a data analysis software, and other supporting software components. The Acuitas Lighthouse Software can be customized and made specific to a healthcare facility or collaborator, such as a pharmaceutical company. The Acuitas Lighthouse Software is not distributed commercially for antibiotic resistance prediction and is not for use in diagnostic procedures.

In July 2019, it received an Additional Information, or AI, Request from the FDA detailing a number of questions related to the submission. At the time, questions from the FDA focused on the intended use of the test including the correlation between marker detection and antibiotic resistance, the level of evidence to support resistance marker/organism claims, whole genome sequencing, or WGS, test validation and use as a comparator method, clinical performance of the test compared to WGS and further analysis of individual study results, in silico analysis to support test evaluations, further analysis of analytical study results, additional information regarding instrumentation for use with the test, and test reporting and labeling. On January 6, 2020, OpGen filed a formal response to the FDA’s July 2019 AI Request. Subsequently, the FDA issued a second AI Request on January 17, 2020 to formalize additional questions and remaining requests for information from the earlier July 2019 AI Request. The issuance of the January 2020 AI letter effectively placed the Acuitas AMR Gene Panel (Isolates) 510(k) submission on hold until OpGen provided a formal response to the questions posed or a 180-day hold period ends, after which the Acuitas AMR Gene Panel (Isolates) 510(k) submission may be considered withdrawn and a second submission required. OpGen is continuing to work interactively with the FDA to finalize its formal response to the January 2020 AI letter to provide the required responses as well as answering additional questions that arose through this second interactive response review process. OpGen is continuing to work with the FDA to address additional questions that have arisen during the interactive review process. The FDA shared with OpGen a working plan to complete the FDA’s review of the Acuitas AMR Gene Panel (Isolates) 510(k) submission.  However, we anticipate delays to the planned timeline as a result of the ongoing coronavirus pandemic. Consequently, the anticipated timeline for the remainder of the second interactive response review, and ultimately the clearance of the Acuitas AMR Gene Panel (Isolates) diagnostic test is currently unknown, although we anticipate that the extensive review process is nearing completion.

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

2019 Financing Transactions

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2019:

•

On October 28, 2019, the Company closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit, raising gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. As of December 31, 2019, all 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised.

•

On March 29, 2019, the Company closed the March 2019 Public Offering of 450,000 shares of its common stock at a public offering price of $12.00 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues

	Years Ended December 31,
	2019	2018
Revenue
Product sales	$2,168,179	$2,395,626
Laboratory services	5,435	34,665
Collaboration revenue	1,325,000	516,016
Total revenue	$3,498,614	$2,946,307

Our total revenue for the year ended December 31, 2019 increased 19%, to $3.5 million from $2.9 million, when compared to the same period in 2018. This increase is primarily attributable to:

•	Product Sales: the decrease in revenue of 9% in 2019 as compared to 2018 is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products (QuickFISH and PNA FISH);
•	Laboratory Services: the decrease in revenue of 84% in 2019 as compared to 2018 is a result of decreases in sales of our Acuitas test products; and
•	Collaboration Revenue: the increase in collaboration revenue of 157% in 2019 as compared to 2018 is primarily the result of increased Acuitas revenue associated with our NYSDOH contract.

Operating expenses

	Years Ended December 31,
	2019	2018
Cost of products sold	$911,565	$1,222,919
Cost of services	720,156	625,516
Research and development	5,121,168	5,677,243
General and administrative	6,252,442	7,069,315
Sales and marketing	1,464,721	1,531,556
Transaction costs	779,048	—
Impairment of right-of-use asset	520,759	—
Total operating expenses	$15,769,859	$16,126,549

The Company’s total operating expenses for the year ended December 31, 2019 decreased 2%, to $15.8 million from $16.1 million, when compared to the same period in 2018. This decrease is primarily attributable to:

•

Costs of products sold: expenses for the year ended December 31, 2019 decreased approximately 25% when compared to the same period in 2018. The change in costs of products sold is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products;

•

Costs of services: expenses for the year ended December 31, 2019 increased approximately 15% when compared to the same period in 2018. The change in costs of services is primarily attributable to increased costs of services associated with our NYSDOH contract;

•

Research and development: expenses for the year ended December 31, 2019 decreased approximately 10% when compared to the same period in 2018, primarily due to a decrease in expenses related to our 510(k) submission for the Acuitas AMR Gene Panel for use with bacterial isolates;

•

General and administrative: expenses for the year ended December 31, 2019 decreased approximately 12% when compared to the same period in 2018, primarily due to decreased payroll and outside service costs; and

•	Sales and marketing: expenses for the year ended December 31, 2019 decreased approximately 4% when compared to the same period in 2018, primarily due to reduced marketing related costs.

Other income (expense)

	Years Ended December 31,
	2019	2018
Interest expense	$(187,549)	$(191,195)
Foreign currency transaction gains/(losses)	2,410	(10,431)
Change in fair value of derivative financial instruments	67	8,386
Interest and other income	9,859	5,384
Total other expense	$(175,213)	$(187,856)

Other expense for the year ended December 31, 2019 decreased to a net expense of $175,213 from a net expense of $187,856 in the same period of 2018. The decrease was primarily a result of a decrease in foreign currency losses and interest income recognized in 2019.

Liquidity and capital resources

At December 31, 2019, the Company had cash and cash equivalents of $2.7 million, compared to $4.6 million at December 31, 2018. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2019 and 2018, including:

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

On October 22, 2018, the Company closed its October 2018 Public Offering of 110,000 shares of its common stock at a public offering price of $1.45 per share. The offering raised gross proceeds of approximately $3.2 million and net proceeds of approximately $2.8 million.

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

Sources and uses of cash

The following table summarizes the net cash flows provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(11,505,439)	$(11,073,997)
Net cash used in investing activities	(2,502,576)	(137,327)
Net cash provided by financing activities	12,168,146	13,845,102

Net cash used in operating activities

Net cash used in operating activities in 2019 consists primarily of our net loss of $12.4 million, reduced by certain non-cash items, including depreciation and amortization expense of $0.9 million, share-based compensation of $0.4 million, partially offset by the net change in operating assets and liabilities of $0.9 million. Net cash used in operating activities for 2018 consists primarily of our net loss of $13.4 million, reduced by certain non-cash items, including depreciation and amortization expense of $0.7 million, share-based compensation expense of $0.9 million, and the net change in operating assets and liabilities of $0.6 million.

Net cash used in investing activities

Net cash used in investing activities in 2019 consisted primarily of funds provided to Curetis GmbH as part of the interim facility. Net cash used in investing activities in 2018 consisted of the purchase of property and equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities in 2019 of $12.2 million consisted primarily of net proceeds from the October 2019 Public Offering and March 2019 Public Offering. Net cash provided by financing activities in 2018 of $13.8 million consisted primarily of net proceeds from the October 2018 Public Offering, February 2018 Public Offering and the at the market offering.

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

Goodwill represents the excess of the purchase price for AdvanDx over the fair values of the acquired tangible or intangible assets and assumed liabilities. The Company will conduct an impairment test of goodwill on an annual basis as of December 31 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value.

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

Recent accounting pronouncements

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. In adopting the guidance, the Company applied the guidance to all contracts and used available practical expedients including assessing contracts with similar terms and conditions on a “portfolio” basis. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements. Prior period amounts have not been adjusted in connection with the adoption of this standard.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, using a retrospective transition method and applied to the periods presented on the condensed consolidated statements of cash flows. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. The Company’s restricted cash primarily related to funds held as collateral for letters of credit.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amended the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under previous accounting standards, the Company’s lease portfolio consisting of operating leases were not recognized on its consolidated balance sheets. The new standard required expanded disclosures regarding leasing arrangements. The new standard was effective for the Company beginning January 1, 2019.

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

Prior to the adoption of ASC 842, deferred rent was recorded and amortized to the extent the total minimum rental payments allocated to the period on a straight-line basis exceeded or were less than the cash payments required.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, the Company did not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

As of December 31, 2019, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (2013)."

Based on this assessment, management has concluded that, as of December 31, 2019, internal control over financial reporting is effective based on these criteria.

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

Item 9B. Other Information

As previously reported, Crystal GmbH, OpGen’s subsidiary, as lender, and Curetis GmbH, as borrower, entered into an Interim Facility Agreement, or the Original Interim Facility, on November 12, 2019.  Under the Original Interim Facility, the lender agreed to lend to the borrower, for the benefit of the Curetis Group, committed capital, up to $4 million, between November 18, 2019 and the closing of the transaction contemplated by the Implementation Agreement.  The purpose of the loans are to provide capital to fund the operations of Curetis, including the discharge of current liabilities when due.

On March 18, 2020, the lender and borrower entered into an Amended and Restated Interim Facility Agreement, or the Interim Facility, which amended and restated the Original Interim Facility and increased the available borrowings by the borrower to $5 million.  Other than the increase to the available borrowings, the material terms of the Original Interim Facility remain in place under the Interim Facility.  Each loan under the Interim Facility bears interest at 10% per annum, and is due to be repaid on the first anniversary of the loan.  The loans will be subject to mandatory pre-payment if the Implementation Agreement is terminated.  The Interim Facility loans are deeply subordinated to the current and future indebtedness of the borrower.  The Interim Facility has identified, customary events of default.  This summary of the Interim Facility is not complete.  The Interim Facility is filed as Exhibit 10.19 to this Form 10-K and is incorporated by reference herein.  You are encouraged to read the Interim Facility for a complete understanding of its terms.

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

The following table sets forth the names and ages of all directors continuing in office, director nominees and executive officers of the Company and their respective positions with the Company as of December 31, 2019:

Name	Age	Position
Directors
Evan Jones	63	Chief Executive Officer, Director and Chairman of the Board
R. Donald Elsey	66	Director
Tina S. Nova, Ph.D.	66	Director
Misti Ushio, Ph.D.	48	Director

Other Executive Officers
Timothy C. Dec	61	Chief Financial Officer and Corporate Secretary
Vadim Sapiro	48	Chief Information Officer

Board of Directors

The following information summarizes, for each of our directors, his or her principal occupations and other public company directorships for at least the last five years and information regarding the specific experiences, qualifications, attributes and skills of such director:

Evan Jones. Mr. Jones has served as OpGen’s Chief Executive Officer since October 2013 and as Chairman of OpGen’s board of directors since September 2010. He served as OpGen’s President from October 2013 until April 2015. Since 2007, Mr. Jones has served as managing member of jVen Capital, LLC, a life sciences investment company. Previously, he co-founded Digene Corporation, a publicly traded biotechnology company focused on women’s health and molecular diagnostic testing that was sold to Qiagen N.V. (Nasdaq: QGEN) in 2007. He served as chairman of Digene’s board of directors from 1995 to 2007, as Digene’s chief executive officer from 1990 to 2006, and as Digene’s president from 1990 to 1999. Mr. Jones serves on the board of directors of Veracyte, Inc. (Nasdaq: VCYT), a leading genomic diagnostics company, since 2008 and served on the board of directors of Foundation Medicine, Inc. (Nasdaq: FMI), a cancer testing molecular informatics company, from January 2013 to July 2018. Mr. Jones received a B.A. from the University of Colorado and an M.B.A. from The Wharton School at the University of Pennsylvania. We believe that Mr. Jones’ qualifications to serve as CEO of the Company and as Chairman of our Board include his extensive experience in the molecular diagnostic testing industry, including as chief executive officer of a public company focused on molecular diagnostic testing, as well as his service as a board member with other public and private companies and Vice Chair of the board at Children’s National Medical Center in Washington, D.C.

R. Donald Elsey. Mr. Elsey has served on OpGen’s board of directors since February 2019. Mr. Elsey is a biotechnology, life sciences and high technology industries veteran with extensive experience in international financial management and operations with both large cap and small cap companies. Most recently he served as Chief Financial Officer of Senseonics, Inc., a position he has held from February 2015 to January 2019. Prior to Senseonics, he was chief financial officer of Regado Biosciences Corporation. He has also served as chief financial officer of LifeCell Corporation, a privately held regenerative medicine company, and as chief financial officer of Emergent Biosolutions, a biodefense company. He also has held senior financial positions at BioVeris Corporation, Igen, Inc. and PE Corporation (Applera). Mr. Elsey currently serves on the board of directors and audit committee for RegeneRx Biopharmaceuticals, Inc. and on the board of directors and treasurer for Cancer Support Community. He holds a B.A. degree in Economics and an M.B.A. in Finance from Michigan State University and is a Certified Management Accountant. Mr. Elsey’s significant in senior financial positions at both public and privately held companies, and his experience as a board and audit committee member of a public reporting company qualifies him for service on the Board and as Chair of the Audit Committee.

Tina S. Nova, Ph.D. Dr. Nova has been a director of OpGen since April 2017. Dr. Nova is a life science industry veteran with extensive experience building and leading novel genomics- based businesses. She currently serves as president and chief executive officer of Decipher Biosciences, Inc., a molecular diagnostics company, a position she had held since August 2018. From September 2015 to July 2018, she served as president and chief executive officer of Molecular Stethoscope, Inc. Prior thereto, she served as senior vice president and general manager of Illumina’s oncology business unit from July 2014 to August 2015. From March 2000 to April 2014, Dr. Nova was a co-founder and director, president and chief executive officer of Genoptix Medical Laboratory, which was purchased by Novartis Pharmaceuticals Corporation for nearly $500 million in 2011. She has also held senior executive positions with Nanogen, Inc., Ligand Pharmaceuticals, Inc. and Hybritech, Inc. Dr. Nova currently serves on the board of directors for Arena Pharmaceuticals, Veracyte, Inc. and is vice chairman of the board of directors of Rady’s Pediatric Genomics & Systems Medicine Institute.  She holds a B.S. degree in Biological Sciences from the University of California, Irvine, and a Ph.D. in Biochemistry from the University of California, Riverside. Dr. Nova’s qualifications and skills include her experience building and leading a number of companies in the health care and life science industry and her board experience on other public reporting companies.

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

Executive Officers

The following information summarizes, for each of our officers, his principal occupations and other employment for at least the last five years:

Evan Jones. See above under “Board of Directors.”

Timothy C. Dec. Mr. Dec joined OpGen as its interim Chief Financial Officer in April 2015 and became its Chief Financial Officer in May 2015. Prior to joining OpGen, Mr. Dec served as Senior Vice President and Chief Financial Officer for Clubwidesports, LLC, a start-up sports management software company, from January 2014 to April 2015. From August 2007 to December 2012, Mr. Dec served as Senior Vice President and Chief Financial Officer of Fortress International Group, Inc., a publicly traded company. Mr. Dec has served in chief financial officer or other senior financial executive roles at companies in a number of industries from September 1986 through August 2007, including three publicly traded companies listed on Nasdaq or NYSE American, such as Corvis Corporation, and with private equity-backed companies. Mr. Dec also has public accounting firm experience. Mr. Dec received his B.S. in Accounting from Mount St. Mary’s University and an M.B.A. from American University.

Vadim Sapiro. Mr. Sapiro joined OpGen in December 2011 as Chief Information Officer. Mr. Sapiro is responsible for leading the development of OpGen’s informatics applications, software, databases and information technology operations. Prior to joining OpGen, Mr. Sapiro was Senior Vice President at SAIC-Frederick, Inc. (now Leidos Biomedical Research, Inc.) from June 2008 to December 2011, overseeing the Information Systems Program for the National Cancer Institute at Frederick (now The Frederick National Laboratory for Cancer Research). From October 2006 to May 2008, Mr. Sapiro served as Vice President for Information Technology of J. Craig Venter Institute, a non-profit research institute. Mr. Sapiro served in other senior information technology roles from July 1999 through October 2006, including another non-profit research institute. Mr. Sapiro holds a B.S. in Mathematics and Computer Science from the University of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and any other equity securities of the Company. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2019 fiscal year.

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

Audit Committee Financial Expert

During 2019, Mr. Elsey, Dr. Nova and Dr. Ushio served on the Audit Committee, which was chaired by Mr. Elsey. The Board of Directors has determined that each member of the Audit Committee is “independent” and “financially literate” for Audit Committee purposes as such terms are defined in the rules of the SEC and the applicable rules of The NASDAQ Stock Market. During 2019, Mr. Elsey was the designated “audit committee financial expert” as defined in the rules of the SEC.

Item 11. Executive Compensation

Summary Compensation Table

This table provides disclosure, for the years ended December 31, 2019 and 2018 for the named executive officers, who are (1) any individual serving in the office of Chief Executive Officer during any part of 2019 and (2) the Company’s two most highly compensated officers, other than the Chief Executive Officer, who were serving in such capacity on December 31, 2019.

Named Executive Officer and Principal Position	Year	Salary ($)	Bonus (2)($)	Stock Awards (1)($)	Option Awards (1)($)	Non-Equity Incentive Plan Compensation (2)($)	All Other Compensation ($)	Total ($)
Evan Jones	2019	$425,000	$-	$23,426	$-	$-	$-	$448,426
Chief Executive Officer	2018	$351,442	$-	$-	$42,767	$75,000	$-	$469,209

Timothy Dec	2019	$300,000	$-	$15,470	$-	$-	$-	$315,470
Chief Financial Officer	2018	$289,615	$-	$-	$24,438	$65,000	$-	$379,053

Vadim Sapiro	2019	$300,000	$-	$11,050	$-	$-	$-	$311,050
Chief Information Officer	2018	$289,615	$-	$-	$24,438	$50,000	$-	$364,053

(1)

The “Stock Awards” column reflects the grant date fair value for all restricted stock units awarded under the Amended and Restated 2015 Incentive Plan (the “Plan”) during 2019 and 2018. The “Option Awards” column reflects the grant date fair value for all stock option awards granted under the 2015 Plan during 2019 and 2018, respectively. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in these columns for 2019 and 2018 are included in a footnote to the Company’s condensed consolidated audited financial statements for the year ended December 31, 2018, located in Item 8 of this Annual Report.

(2)

On February 19, 2019, the Compensation Committee approved the aggregate accrual for 2018 incentive bonuses for the named executive officers and other employees of the Company. On April 30, 2019, the Compensation Committee recommended, and on May 1, 2019, the Board approved the 2018 incentive bonuses for the named executive officers. The 2018 bonuses were earned under a 2018 Annual Incentive Compensation Program approved by the Compensation Committee in early 2018. The incentive bonuses were earned based on the progress made during 2018 on FDA submissions for the Company’s Acuitas AMR Gene Panel in vitro diagnostic tests, progress towards anticipated 2019 commercialization of such tests once cleared by the FDA, advancing on the Company’s publication strategy, completion of the CDC contract and finalization of the demonstration project with New York State Department of Health, and advancement of the Company’s corporate compliance programs. In order to conserve cash, and to serve as a retention incentive, the payment of the approved 2018 incentive bonuses will occur on October 31, 2020 as long as the named executive officer remains with the Company.

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

The Agreement with Mr. Jones was a new agreement that provides that, in the event of a termination without cause by the Company or a termination for good reason by Mr. Jones, he will receive severance equal to six (6) months base salary at the time of termination.  In addition, if Mr. Jones’ employment is terminated without cause by the Company or any successor, or by Mr. Jones for good reason at any time within two years after a change of control of the Company, he shall receive the following additional benefits: (1) the severance payment obligation is increased to twelve (12) months; (2) acceleration, vesting and lapse of forfeiture on any outstanding equity awards granted to the Executive, and, if applicable, extended time to exercise vested stock options; and (3) payment by the Company or its successor, for a period of six (6) months, of health benefits for the Executive and/or the Executive’s family at levels substantially equal to those which would have been provided to him or them in accordance with the plans, programs, practices and policies in effect as of the date immediately before the change in control consummation date.

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

Outstanding Equity Awards at Fiscal Year-End Table—2019

The following table shows the outstanding equity awards held by the named executive officers as of December 31, 2019.

OPTION AWARDS						STOCK AWARDS
Name	(1) Number of Securities Underlying Unexercised Options Exercisable	(1) Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (2)
Evan Jones (3)	3	-	-	55,340.00	9/21/2020	2,650	2,995.00	-	-
	348	-	-	25.00	4/24/2024	-	-	-	-
	400	-	-	305.00	10/23/2024	-	-	-	-
	1,437	96	-	675.00	4/28/2026	-	-	-	-
	110	50	-	515.00	2/23/2027	-	-	-	-
	459	591	-	80.40	1/28/2028	-	-	-	-
Timothy Dec (4)	228	-	-	3,000.00	5/4/2025	1,750	1,977.50	-	-
	100	-	-	850.00	11/10/2025	-	-	-	-
	112	8	-	775.00	6/13/2026	-	-	-	-
	93	43	-	515.00	2/23/2027	-	-	-	-
	120	-	-	147.50	8/9/2027	-	-	-	-
	263	337	-	80.40	1/23/2028	-	-	-	-
Vadim Sapiro (5)	1	-	-	3,955.00	3/23/2022	1,250	1,413	-	-
	1	-	-	3,955.00	7/25/2023	-	-	-	-
	7	-	-	25.00	4/24/2024	-	-	-	-
	100	-	-	305.00	10/23/2024	-	-	-	-
	50	-	-	3,000.00	5/4/2025	-	-	-	-
	75	5	-	775.00	6/13/2026	-	-	-	-
	75	35	-	515.00	2/23/2027	-	-	-	-
	120	-	-	147.50	8/9/2027	-	-	-	-
	263	337	-	80.40	1/23/2028	-	-	-	-

(1)

The standard vesting schedule for all stock option grants is vesting over four years with twenty-five percent (25%) vesting on the first anniversary of the date of grant and six and one-quarter percent (6.25%) vesting on the last day of the next fiscal quarter over three years.

(2)	Calculated based on the closing price of the common stock the Nasdaq Capital Market on December 31, 2019 of $1.13 per share.

(3)

The stock option awards made to Mr. Jones were awarded on February 15, 2011 (3 shares), April 24, 2014 (348 shares), October 23, 2014 (400 shares) and April 28, 2016 (1,533 shares) and have the vesting schedule set forth in footnote (1). Mr. Jones was granted a stock option award on February 23, 2017 (160), which vests over four years with twenty-five percent (25%) vesting on February 23, 2018 and six and one-quarter percent (6.25%) vesting on the first business day of each quarter thereafter over the next three years.  Mr. Jones was granted a stock option award on January 23, 2018 (1,050), which vests over four years with twenty-five percent (25%) vesting on January 23, 2019 and six and one-quarter percent (6.25%) vesting on the quarterly anniversary of the first vesting date thereafter over the next three years. Mr. Jones was granted restricted stock units on May 1, 2019 (2,650). Thirty-three and one third percent (33.3%) of the entire restricted stock units award vests on the first three anniversaries of the date of grant.

(4)

Mr. Dec was granted stock option awards on May 4, 2015 (228 shares), November 10, 2015 (100 shares), June 13, 2016 (120 shares), February 23, 2017 (136), and August 9, 2017 (120). One-forty-eighth of Mr. Dec’s stock option award granted on May 4, 2015 vested on the one month anniversary of the date of grant and thereafter vest over four years with twenty-five percent (25%) vesting on the first yearly anniversary of the date of grant and six and one-quarter percent (6.25%) vesting on the last day of the next fiscal quarter over three years. Mr. Dec’s stock option awards granted on November 10, 2015 and June 13, 2016 have the vesting schedule set forth in footnote (1). Mr. Dec’s stock option award granted on February 23, 2017 vests over four years with twenty-five percent (25%) vesting on February 23, 2018 and six and one-quarter percent (6.25%) vesting on the first business day of each quarter thereafter over the next three years. Mr. Dec’s stock option award granted on August 9, 2017 vested on August 9, 2018. Mr. Dec was granted a stock option award on January 23, 2018 (600), which vests over four years with twenty-five percent (25%) vesting on January 23, 2019 and six and one-quarter percent (6.25%) vesting on the quarterly anniversary of the first vesting date thereafter over the next three years. Mr. Dec was granted restricted stock units on May 1, 2019 (1,750). Thirty-three and one third percent (33.3%) of the entire restricted stock units award vests on the first three anniversaries of the date of grant

(5)

The stock option awards granted to Mr. Sapiro on March 23, 2012 (1 share), July 25, 2013 (1 share), October 23, 2014 (100 shares) and June 13, 2016 (80 shares) have the vesting schedule set forth in footnote (1). The stock option award granted to Mr. Sapiro on April 24, 2014 for 7 shares is vesting over four years with twenty-five percent (25%) vesting on December 31, 2014 and six and one-fourth percent (6.25%) vesting quarterly thereafter in equal proportions over the remaining three years. The stock option granted to Mr. Sapiro on May 4, 2015 for 50 shares vested quarterly over the first year following the date of grant. The stock option award granted to Mr. Sapiro on February 23, 2017 for 110 shares vest over four years with twenty-five percent (25%) vesting on February 23, 2018 and six and one-quarter percent (6.25%) vesting on the first business day of each quarter over the next three years. The stock option award granted to Mr. Sapiro on August 9, 2017 for 120 shares vested on August 9, 2018. Mr. Sapiro was granted a stock option award on January 23, 2018 (600), which vests over four years with twenty-five percent (25%) vesting on January 23, 2019 and six and one-quarter percent (6.25%) vesting on the quarterly anniversary of the first vesting date thereafter over the next three years. Mr. Sapiro was granted restricted stock units on May 1, 2019 (1,250). Thirty-three and one third percent (33.3%) of the entire restricted stock units award vests on the first three anniversaries of the date of grant

Director Compensation

Since May 2015, each non-employee director receives an annual cash retainer of $25,000, payable quarterly, plus additional annual cash compensation for committee chairs ($15,000 for Audit Committee, $10,000 for Compensation Committee and $7,500 for Compliance Committee) and for committee members ($7,000 for Audit Committee, $5,000 for Compensation Committee and $3,500 for Compliance Committee). In addition, each new director receives an initial stock option grant to purchase 60 shares of common stock and each non- employee director receives an annual stock option grants to purchase 25 shares of common stock. All such awards are made under the 2015 Plan. The annual stock option awards may be pro-rated in the first year of service depending on when the non-employee director joins the Board. This compensation program was reviewed by the Compensation Committee in February 2017, and the determination was made to continue to the program without change.

Evan Jones, Chairman of the Board and CEO, does not receive additional compensation for service on our Board. See “Summary Compensation Table” for his 2019 compensation.

Compensation for the non-employee directors for the year ended December 31, 2019 was:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
R. Donald Elsey (2)	$34,555	14,370	-	48,925
Timothy J.R. Harris (3)	$16,750	-	-	16,750
Tina S. Nova (2)	$39,500	5,475	-	44,975
Misti Ushio (2)	$42,000	5,475	-	47,475

(1)

The “Option Awards” column reflects the grant date fair value for all stock option and restricted stock awards granted under the 2015 Plan during 2019. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts are included in a footnote to the Company’s consolidated audited financial statements for the year ended December 31, 2019 in Item 8 of this Annual Report.

(2)	As of December 31, 2019, the non-employee directors held the following vested stock options: Nova 190; and Ushio 175.

(3)	Effective June 30, 2019, Timothy Harris resigned from the Board of OpGen due to other commitments.

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

Authorized shares. Under our 2015 Plan, the aggregate number of shares of our common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited or terminated for any reason before being exercised or settled, plus the number of shares subject to vesting restrictions under the 2008 Plan on the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan are automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, and (ii) another lesser amount determined by our Board. As of January 1, 2020, 229,075 shares remain available for future awards under the 2015 Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The number of shares of the Company’s common stock outstanding at the close of business on December 31, 2019 was 5,582,280 shares. The following table sets forth the beneficial ownership of the Company’s common stock as of December 31, 2019 by each Company director and executive officer, by all directors and executive officers as a group, and by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of our common stock. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options and warrants currently exercisable or exercisable within 60 days after December 31, 2019 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the directors and executive officers of the Company, as of December 31, 2019, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares representing more than 5% of the voting rights attached to all outstanding shares of the Company. Unless otherwise indicated, the address of each beneficial owner listed below is c/o OpGen, Inc., 708 Quince Orchard Road, Suite 205, Gaithersburg, MD 20878.

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage Beneficially Owned

Directors and Named Executive Officers
Evan Jones (1)	36,051	*	%
R. Donald Elsey (2)	-	*
Tina S. Nova, Ph.D.(3)	190	*
Misti Ushio, Ph.D. (4)	254	*
Timothy C. Dec (5)	1,500	*
Vadim Sapiro (6)	949	*
All current Directors and Executive Officers as a group 6 individuals) (7)	38,493	*	%

*	Constitutes less than 1%
(1)

Consists of (i) 26,211 shares of common stock and currently exercisable warrants to acquire an additional 6,716 shares of common stock beneficially owned by jVen Capital, LLC, (ii) 262 shares of common stock and currently exercisable warrants to acquire an additional 42 shares of common stock owned by Mr. Jones’ spouse, and (iii) stock options to purchase 2,820 shares of common stock that are currently vested or that will become vested within 60 days. Mr. Jones is a managing member of jVen Capital, LLC and has voting and investment authority over the shares owned by that entity.

(2)	Mr. Elsey was elected to the Board of Directors on February 21, 2019.
(3)	Consists of stock options to purchase 190 shares of common stock that are currently vested or that will become vested within 60 days.
(4)	Consists of (i) 79 shares of common stock and (ii) stock options to purchase 175 shares of common stock that are currently vested or that will become vested within 60 days.
(5)

Consists of (i) 343 shares of common stock, (ii) currently exercisable warrants to acquire an additional 204 shares of common stock, and (iii) stock options to purchase 953 shares of common stock that are currently vested or that will become vested within 60 days.

(6)

Consists of (i) 150 shares of common stock, (ii) currently exercisable warrants to acquire an additional 70 shares of common stock, and (iii) stock options to purchase 729 shares of common stock that are currently vested or that will become vested within 60 days.

(7)	See the beneficial ownership described in footnotes (1) through (6).

Employee Incentive Plans

The following table shows, as of December 31, 2019, the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,135,733	$12.73	5,784
Equity compensation plans not approved by security holders	—	—	—
Total	5,135,733	$12.73	5,784

(1)	Includes 14,975 outstanding restricted stock units for which there is no exercise price.
(2)	Includes the weighted-average exercise price of stock options and warrants only.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Certain Relationships and Related Person Transactions

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme, a wholly-owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. Merck gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $171,646 of procurement costs which have been recognized as research and development expense, including $0 and $22,603 during the years ended December 31, 2019 and 2018.

In December 2017, the Company entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions division, whereby ILÚM Health Solutions provided services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. During the years ended December 31, 2019 and 2018, the Company recognized $0 and $329,162 of cost of services expense related to the contract, respectively.

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

Independence of the Board of Directors Members

During 2019, the Board members were R. Donald Elsey, Timothy Harris, Evan Jones, Tina Nova, David Rubin and Misti Ushio.  The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards. For 2019, Mr. Elsey and Drs. Harris, Nova, Rubin and Ushio qualified as independent and none of them has any material relationship with the Company that might interfere with his or her exercise of independent judgment.

Item 14. Principal Accounting Fees and Services

Audit Fees

CohnReznick LLP has served as the independent registered public accounting firm of the Company since 2014.  The following table presents the aggregate fees billed to the Company by CohnReznick for its audits of the Company’s consolidated annual financial statements and other services for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$403,540	$373,096
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$403,540	$373,096

(1)

Audit Fees consist of fees billed for professional services performed by CohnReznick for the audit of our consolidated annual financial statements for the years ended December 31, 2019 and 2018, the review of our quarterly financial statements on Form 10‑Q, filing of Registration Statements on Forms S-1, S-3, S-4 and S-8, and associated Consent Letters and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm.  The services requiring pre-approval by the audit committee may include audit services, audit-related services, tax services and other services.  All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2019.  The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm.  The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, the related notes to the consolidated financial statements and the report of CohnReznick LLP, independent registered public accounting firm, are filed herewith following the signature page.

(a)(2) Financial Statement Schedules.

Not applicable.

(a)(3) Exhibits: See below

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1

Implementation Agreement, dated as of September 4, 2019, by and among Curetis N.V., Crystal GmbH, and OpGen (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2019)

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015)

3.1.2

Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant, dated June 6, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on June 6, 2016)

3.1.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated and filed with the Delaware Secretary of State on January 17, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2018)

3.1.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on August 28, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 28, 2019)

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

4.5	Form of Offered Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.8 of Form S-1/A, File No. 333-202478, filed on April 23, 2015)

4.6	Form of 2016 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on May 17, 2016)

4.7	Form of Common Stock Purchase Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrants Form S-1, Amendment No. 2, File No. 333-218392, filed on July 11, 2017)

4.8	Form of Placement Agent Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1, File No. 333-218392, filed on July 11, 2017)

Exhibit Number	Description

4.9	Form of Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.10	Form of Placement Agent Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.11	Form of Underwriter’s Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.10 to the Registrants Form S-1/A, File No. 333-233775, filed on October 11, 2019)

4.12	Form of Common Stock Purchase Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.11 to the Registrants Form S-1/A, File No. 333-233775, filed on October 11, 2019)

4.13*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

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

Exhibit Number	Description

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

10.4 !	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.16 to the Registrant's Form S-1, Amendment No. 2, File No. 333-202478, filed on April 6, 2015)

10.5

Warrant Agreement, dated as of May 8, 2015, between the Registrant and Philadelphia Stock Transfer, Inc., as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8‑K, filed on May 13, 2015)

10.6.1 !

Form of Stock Option Agreement under the 2015 Equity Incentive Plan for employees and consultants (incorporated by reference to Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017)

10.6.2 !

Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (initial grant) (incorporated by reference to Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017)

10.6.3 !

Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (annual grant) (incorporated by reference to Exhibit 10.9.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017)

10.7 !

Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 24, 2017)

10.8

Common Stock and Note Purchase Agreement, dated as of July 14, 2015, between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 16, 2015)

10.9

Senior Secured Promissory Note, dated as of July 14, 2015, between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on July 16, 2015)

10.9.1

Second Amended & Restated Senior Secured Promissory Note, dated June 28, 2017, by and between the Registrant and Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, Amendment No. 1, filed on June 28, 2017)

10.9.2

Allonge, dated June 11, 2018, to the Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued by OpGen, Inc. to Merck Global Health Innovation Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2018)

10.10 !

Stock Option Award Agreement, dated April 28, 2016, by and between the Registrant and Evan Jones (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 11, 2016)

10.11 !

Executive Change In Control and Severance Benefits Agreement, dated September 24, 2018 between OpGen, Inc. and Evan Jones (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018)

10.12 !

Executive Change In Control and Severance Benefits Agreement, dated September 24, 2018 between OpGen, Inc. and Timothy C. Dec (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018)

10.13 !

Executive Change In Control and Severance Benefits Agreement, dated September 24, 2018 between OpGen, Inc. and Vadim Sapiro (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018).

10.14 !	OpGen, Inc. Retention Plan for Executives (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018)

10.15

Underwriting Agreement, dated October 23, 2019, by and between OpGen, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2018)

Exhibit Number	Description
10.16

Interim Facility Agreement, dated as of November 11, 2019, by and between Curetis GmbH, as Borrower, and Crystal GmbH, a wholly owned subsidiary of the Registrant, as Lender (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-4, File No. 333-234657, filed on November 12, 2019)

10.17

At the Market Offering Agreement, by and between OpGen, Inc. and H.C. Wainwright & Co., LLC dated February 11, 2020 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2020)

10.18

Assignment of the Agreement for the Issuance of and Subscription to Notes Convertible into Shares, dated February 24, 2020, among OpGen, Inc., YA II PN, LTD, and Curetis N.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 28, 2020)

10.19*

Amended and Restated Interim Facility Agreement, dated as of March 18, 2020, by and among Curetis GmbH, as Borrower, Crystal GmbH, a wholly owned subsidiary of the Registrant, as Lender and Curetis N.V.

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of CohnReznick LLP

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity, (iv) Statements of Cash Flows and (v) the Notes to the Financial Statements

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

Date: March 23, 2020

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date: March 23, 2020

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

Signature	Title	Date

/s/ Evan Jones	Chief Executive Officer and Director	March 23, 2020
Evan Jones	(principal executive officer)

/s/ Timothy C. Dec	Chief Financial Officer	March 23, 2020
Timothy C. Dec	(principal financial officer and principal accounting officer)

/s/ R. Donald Elsey	Director	March 23, 2020
R. Donald Elsey

/s/ Tina S. Nova	Director	March 23, 2020
Tina Nova

/s/ Misti Ushio	Director	March 23, 2020
Misti Ushio

OPGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

OpGen, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OpGen, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Tysons, Virginia

March 23, 2020

OpGen, Inc.

Consolidated Balance Sheets

As of December 31,

	2019	2018
Assets
Current assets
Cash and cash equivalents	$2,708,223	$4,572,487
Accounts receivable, net	567,811	373,858
Inventory, net	473,030	543,747
Note receivable	2,521,479	—
Prepaid expenses and other current assets	396,760	292,918
Total current assets	6,667,303	5,783,010
Property and equipment, net	130,759	1,221,827
Finance lease right-of-use assets, net	958,590	—
Operating lease right-of-use assets	1,043,537	—
Goodwill	600,814	600,814
Intangible assets, net	817,550	1,085,366
Other noncurrent assets	203,271	259,346
Total assets	$10,421,824	$8,950,363
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,056,035	$1,623,751
Accrued compensation and benefits	855,994	1,041,573
Accrued liabilities	1,046,661	902,019
Deferred revenue	9,808	15,824
Short-term notes payable	373,599	398,595
Short-term finance lease liabilities	579,030	399,345
Short-term operating lease liabilities	1,017,414	—
Total current liabilities	4,938,541	4,381,107
Deferred rent	—	162,919
Note payable	329,456	660,340
Warrant liability	—	67
Long-term finance lease liabilities	313,263	437,189
Long-term operating lease liabilities	547,225	—
Total liabilities	6,128,485	5,641,622
Commitments (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 5,582,280 and 432,286 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	55,823	4,323
Additional paid-in capital	178,779,814	165,396,036
Accumulated deficit	(174,524,983)	(162,078,525)
Accumulated other comprehensive loss	(17,315)	(13,093)
Total stockholders’ equity	4,293,339	3,308,741
Total liabilities and stockholders’ equity	$10,421,824	$8,950,363

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For The Years Ended December 31,

	2019	2018
Revenue
Product sales	$2,168,179	$2,395,626
Laboratory services	5,435	34,665
Collaboration revenue	1,325,000	516,016
Total revenue	3,498,614	2,946,307
Operating expenses
Cost of products sold	911,565	1,222,919
Cost of services	720,156	625,516
Research and development	5,121,168	5,677,243
General and administrative	6,252,442	7,069,315
Sales and marketing	1,464,721	1,531,556
Transaction costs	779,048	—
Impairment of right-of-use asset	520,759	—
Total operating expenses	15,769,859	16,126,549
Operating loss	(12,271,245)	(13,180,242)
Other (expense) income
Interest and other income, net	9,859	5,384
Interest expense	(187,549)	(191,195)
Foreign currency transaction gains/(losses)	2,410	(10,431)
Change in fair value of derivative financial instruments	67	8,386
Total other expense	(175,213)	(187,856)
Loss before income taxes	(12,446,458)	(13,368,098)
Provision for income taxes	—	—
Net loss	$(12,446,458)	$(13,368,098)
Net loss per common share - basic and diluted	$(7.70)	$(44.49)
Weighted average shares outstanding - basic and diluted	1,616,939	300,453
Net loss	$(12,446,458)	$(13,368,098)
Other comprehensive (loss)/income - foreign currency translation	(4,222)	12,807
Comprehensive loss	$(12,450,680)	$(13,355,291)

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Preferred Stock		Additional	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid- in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balances at December 31, 2017	113,266	$1,133	—	—	$150,136,191	$(25,900)	$(148,710,427)	$1,400,997
Public offering of common stock and warrants, net of issuance costs	295,615	2,956	—	—	13,527,447	—	—	13,530,403
At the market offering, net of offering costs	15,912	159	—	—	597,583	—	—	597,742
Issuance of RSUs	283	3	—	—	(3)	—	—	—
Stock compensation expense	—	—	—	—	862,281	—	—	862,281
Stock cancellation	(2)	—	—	—	—	—	—	—
Interest settlement in common stock	7,212	72	—	—	272,537	—	—	272,609
Foreign currency translation	—	—	—	—	—	12,807	—	12,807
Net loss	—	—	—	—	—	—	(13,368,098)	(13,368,098)
Balances at December 31, 2018	432,286	4,323	—	—	165,396,036	(13,093)	(162,078,525)	3,308,741
Public offering of common stock and warrants, net of issuance costs	5,150,000	51,500	—	—	13,010,908	—	—	13,062,408
Issuance of RSUs	12	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	372,870	—	—	372,870
Stock cancellation	(18)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(4,222)	—	(4,222)
Net loss	—	—	—	—	—	—	(12,446,458)	(12,446,458)
Balances at December 31, 2019	5,582,280	$55,823	—	—	$178,779,814	$(17,315)	$(174,524,983)	$4,293,339

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2019	2018
Cash flows from operating activities
Net loss	$(12,446,458)	$(13,368,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	921,379	730,884
Noncash interest expense	13,158	133,802
Noncash interest income	(21,479)	—
Stock compensation expense	372,870	862,281
Loss (gain) on sale of equipment	9,904	(5,253)
Change in fair value of warrant liability	(67)	(8,386)
Impairment of right-of-use asset	520,759	—
Changes in operating assets and liabilities:
Accounts receivable	(195,019)	432,814
Inventory	70,286	(11,273)
Other assets	577,193	486
Accounts payable	(503,516)	89,493
Accrued compensation and other liabilities	(818,433)	77,871
Deferred revenue	(6,016)	(8,618)
Net cash used in operating activities	(11,505,439)	(11,073,997)
Cash flows from investing activities
Note receivable	(2,500,000)	—
Purchases of property and equipment	(31,826)	(147,767)
Proceeds from sale of equipment	29,250	10,440
Net cash used in investing activities	(2,502,576)	(137,327)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,782,509	3,400,013
Proceeds from issuance of units and exercises of pre-funded warrants, net of selling costs	8,279,899	10,728,131
Proceeds from debt, net of issuance costs	470,519	381,253
Payments on debt	(828,850)	(371,573)
Payments on finance lease obligations	(535,931)	(292,722)
Net cash provided by financing activities	12,168,146	13,845,102
Effects of exchange rates on cash	(3,735)	12,878
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,843,604)	2,646,656
Cash, cash equivalents and restricted cash at beginning of year	4,737,207	2,090,551
Cash, cash equivalents and restricted cash at end of year	$2,893,603	$4,737,207
Supplemental disclosure of cash flow information
Cash paid for interest	$187,359	$57,393
Supplemental disclosures of noncash investing and financing activities:
Shares issued to settle obligations	$—	$272,610
Right-of-use assets acquired through finance leases	$528,413	$706,778
Conversion of accounts payable to finance lease	$63,600	$156,775

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

Following receipt of approval from stockholders at a special meeting of stockholders held on January 17, 2018, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty-five shares, and to reduce the authorized shares of common stock from 200,000,000 to 50,000,000 shares. Additionally, following receipt of approval from stockholders at a special meeting of stockholders held on August 22, 2019, the Company filed an additional amendment to its Amended and Restated Certificate of Incorporation to effect a  reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty shares. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock splits.

Implementation Agreement with Curetis N.V.

As announced on September 4, 2019, OpGen has entered into an Implementation Agreement with Curetis N.V., a Dutch publicly-listed company on Euronext under ticker CURE, or the Implementation Agreement. Under the Implementation Agreement, OpGen has agreed to purchase, through Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and a wholly-owned subsidiary of OpGen, all of the outstanding shares and acquire all of the related business assets of Curetis GmbH, or Curetis, a private limited liability company organized under the laws of the Federal Republic of Germany and a wholly-owned subsidiary of Curetis N.V., to create a combined business within OpGen.

Pursuant to the Implementation Agreement, OpGen has agreed to acquire (i) all of the issued and outstanding capital stock of Curetis, or the Transferred Shares, and (ii) all of the assets of Curetis N.V. that are solely and exclusively related to the business of Curetis, or the Transferred Assets. The Company will also assume all of the liabilities of Curetis N.V. that are solely and exclusively related to the business being acquired.

Under the Implementation Agreement, the Company has agreed to issue, as the sole consideration, 2,662,564 shares of common stock, less the number of shares of common stock the issuance of which shall be reserved by the Company in connection with (a) its assumption of the 2016 Stock Option Plan and (b) shares of common stock reserved for future issuance upon the conversion, if any, of the Curetis Convertible Notes, or together, the Consideration. The number of shares of common stock to be reserved for the deductions described above are based on a conversion ratio of 0.0959, which is the ratio of the Consideration as contrasted with the number of ordinary shares of Curetis N.V. on a fully diluted basis. The number of shares of OpGen common stock to be issued to Curetis N.V. is fixed, therefore, the percentage ownership of the Company owned by Curetis will not be known until the closing occurs.

The Company filed a Registration Statement on Form S-4 to register the Consideration which was declared effective by the U.S. Securities and Exchange Commission on January 23, 2020. The transactions under the Implementation Agreement are subject to approval by the stockholders of the Company and MGHIF, and the shareholders and debt holders of Curetis N.V and Curetis GmbH. The Company delivered a proxy statement to its stockholders and held a special meeting of its stockholders on March 10, 2020 to approve the transactions contemplated by the Implementation Agreement. Because a quorum was not represented at the special meeting, the stockholders present voted to adjourn the special meeting in order to allow additional time for stockholders to vote on the proposal. Accordingly, the special meeting was adjourned to March 30, 2020.

The Implementation Agreement contains customary representations and warranties of the parties and the parties have agreed to use their commercially reasonable efforts to take all actions necessary to consummate the closing of the transactions contemplated by the Implementation Agreement. Pursuant to the Implementation Agreement, the Company committed to raise at least $10,000,000 of gross interim equity financing to support the continuing operations of both the Company and Curetis, and to lend funds to Curetis following such offering (See Note 13 – Interim Facility). The October 2019 Public Offering was such interim equity financing.

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company to reduce costs, including:

•

On October 28, 2019, the Company closed a public offering (the “October 2019 Public Offering”) of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit, raising gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share.  Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. As of December 31, 2019, all 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised.

•

On March 29, 2019, the Company closed a public offering (the “March 2019 Public Offering”) of 450,000 shares of its common stock at a public offering price of $12.00 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

•

On October 22, 2018, the Company closed a public offering (the “October 2018 Public Offering”) of 110,000 shares of its common stock at a public offering price of $29.00 per share. The offering raised gross proceeds of approximately $3.2 million and net proceeds of approximately $2.8 million.

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

•

On February 6, 2018, the Company closed a public offering (the “February 2018 Public Offering”) of 2,841,152 units at $3.25 per unit, and 851,155 pre-funded units at $3.24 per pre-funded unit, raising gross proceeds of approximately $12 million and net proceeds of approximately $10.7 million.  Each unit included one twentieth of a share of common stock and one common warrant to purchase one fortieth of a share of common stock at an exercise price of $65.00 per share.  Each pre-funded unit included one pre-funded warrant to purchase one twentieth of a share of common stock for an exercise price of $0.20 per share, and one common warrant to purchase one fortieth of a share of common stock at an exercise price of $65.00 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. As of April 19, 2018, all pre-funded warrants issued in the February 2018 Public Offering have been exercised.

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

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to fund operations into the third quarter of 2020. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists.  In the event the Company is unable to successfully raise additional capital during or before the third quarter of 2020, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated.

Reclassification

Certain prior period amounts in the consolidated statements of cash flows have been reclassified to conform to the current period presentation. $3.4 million was reclassified from “Proceeds from issuance of units and exercises of pre-funded warrants, net of selling costs” to “Proceeds from issuance of common stock, net of issuance costs” There is no change to consolidated operating loss, net loss or cash flows as a result of this change in classification.

Foreign Currency

The Company has subsidiaries located in Copenhagen, Denmark, and Bogota, Colombia, both of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive (loss)/income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive (loss)/income at December 31, 2019 and 2018.

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

For additional fair value disclosures, see Note 14.

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

As of December 31, 2019 and 2018, the Company had funds totaling $185,380 and $164,720, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s accounts receivable result from revenues earned but not collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $20,753 and $18,332 as of December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had accounts receivable from one customer which individually represented 44% of total accounts receivable. At December 31, 2018, the Company had accounts receivable from one customer which individually represented 12% of total accounts receivable. For the year ended December 31, 2019, revenue earned from one customer represented 38% of total revenues. For the year ended December 31, 2018, revenue earned from one customer represented 17% of total revenues.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	December 31,
	2019	2018
Raw materials and supplies	$315,542	$368,438
Work-in process	35,080	58,402
Finished goods	122,408	116,907
Total	$473,030	$543,747

Inventory includes reagents and components for QuickFISH and PNA FISH kit products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $92,454 and $71,270 at December 31, 2019 and 2018, respectively.

Long-lived assets

Property and equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated service lives approximate three to five years. Depreciation expense was $186,244 and $463,068 for the years ended December 31, 2019 and 2018, respectively. Property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Laboratory and manufacturing equipment	$3,310,290	$4,829,323
Office furniture and equipment	631,774	700,299
Computers and network equipment	1,469,534	1,520,713
Leasehold improvements	745,800	745,800
	6,157,398	7,796,135
Less accumulated depreciation	(6,026,639)	(6,574,308)
Property and equipment, net	$130,759	$1,221,827

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the years ended December 31, 2019 and 2018, the Company determined that its property and equipment was not impaired.

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

ROU Assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. In conjunction with adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”), the Company determined that the ROU asset associated with its Woburn, Massachusetts lease may not be recoverable. As a result, the Company recorded an impairment charge of $520,759 during the year ended December 31, 2019.

Intangible assets and goodwill

Intangible assets and goodwill as of December 31, 2019 and 2018 were acquired as part of a July 2015 merger transaction in which the Company acquired AdvanDx, Inc. and its subsidiary (the “Merger”) and consist of finite-lived intangible assets and goodwill.

Finite-lived intangible assets

Finite-lived intangible assets include trademarks, developed technology and customer relationships, and consisted of the following as of December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
	Cost	Accumulated Amortization	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	$461,000	$(205,887)	$255,113	$(159,783)	$301,217
Developed technology	458,000	(292,170)	165,830	(226,746)	231,254
Customer relationships	1,094,000	(697,393)	396,607	(541,105)	552,895
	$2,013,000	$(1,195,450)	$817,550	$(927,634)	$1,085,366

Finite-lived intangible assets are amortized over their estimated useful lives.  The estimated useful life of trademarks is 10 years, developed technology is 7 years, and customer relationships is 7 years. The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $267,816 for each of the years ended December 31, 2019 and 2018. Expected amortization of intangible assets for each of the next five fiscal years is as follows.

Year Ending December 31,
2020	$267,816
2021	267,816
2022	165,117
2023	46,104
2024	46,104
2025	24,593
Total	$817,550

Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the years ended December 31, 2019 and 2018, the Company determined that its finite-lived intangible assets were not impaired.

In accordance with ASC 360-10, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 2019, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down those assets to fair value.

Goodwill

Goodwill represents the excess of the purchase price for AdvanDx, Inc. and subsidiary (collectively, “AdvanDx”) over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions.

The Company conducts an impairment test of goodwill on an annual basis as of December 31 of each year, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. As of December 31, 2019, the Company determined that its goodwill was not impaired.

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

The Company had federal net operating loss (“NOL”) carryforwards of $188,282,298 and $178,163,456 at December 31, 2019 and 2018, respectively. Despite the NOL carryforwards, which begin to expire in 2022, the Company may have future tax liability due to alternative minimum tax or state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 5.1 million shares and 0.2 million shares as of December 31, 2019 and 2018, respectively.

Adopted accounting pronouncements

On January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. In adopting the guidance, the Company applied the guidance to all contracts and used available practical expedients including assessing contracts with similar terms and conditions on a “portfolio” basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Prior period amounts have not been adjusted in connection with the adoption of this standard.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, using a retrospective transition method and applied to the periods presented on the condensed consolidated statements of cash flows. Restricted cash includes cash and cash equivalents that is restricted through legal contracts, regulations or the Company’s intention to use the cash for a specific purpose. The Company’s restricted cash primarily related to funds held as collateral for letters of credit.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$2,708,223	$4,572,487	$1,847,171
Restricted cash	185,380	164,720	243,380
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$2,893,603	$4,737,207	$2,090,551

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which amended the existing accounting standards for leases. The new standard requires lessees to record a right-of-use (“ROU”) asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases), whereas under previous accounting standards, the Company’s lease portfolio consisting of operating leases were not recognized on its consolidated balance sheets. The new standard required expanded disclosures regarding leasing arrangements. The new standard was effective for the Company beginning January 1, 2019.

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

Prior to the adoption of ASC 842, deferred rent was recorded and amortized to the extent the total minimum rental payments allocated to the period on a straight-line basis exceeded or were less than the cash payments required.

Recently issued accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

Note 4 - Revenue from Contracts with Customers

Disaggregated Revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Years Ended December 31,
	2019	2018
Product sales	$2,168,179	$2,395,626
Laboratory services	5,435	34,665
Collaboration revenue	1,325,000	516,016
Total revenue	$3,498,614	$2,946,307

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2018	$15,824
Revenue recognized in the current period from the amounts in the beginning balance	(6,016)
New deferrals, net of amounts recognized in the current period	—
Balance at December 31, 2019	$9,808

Contract Assets

The Company had no contract assets as of December 31, 2019, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied Performance Obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at December 31, 2019.

Note 5 - MGHIF Financing

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

Note 6 - Debt

As of December 31, 2019, the Company’s outstanding short-term debt consisted of approximately $333,000 due under the MGHIF Note, as well as the financing arrangements for the Company’s insurance with note balances of approximately $40,000 with a final payment scheduled for May 2020. The Company’s outstanding long-term debt as of December 31, 2019 consisted of approximately $329,000 due under the MGHIF Note, net of discounts and financing costs (see Note 5 “MGHIF Financing”). As of December 31, 2018, the Company’s outstanding short-term debt consisted of approximately $333,000 due under the MGHIF Note, as well as the financing arrangements for the Company’s insurance with note balances of approximately $65,000. The Company’s outstanding long-term debt as of December 31, 2018 consisted of approximately $660,000 due under the MGHIF Note, net of discounts and financing costs. Total principal payments of approximately $333,000 are due annually in 2020, and 2021.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $187,549 and $191,195 for the years ended December 31, 2019 and 2018, respectively.

Note 7 - Stockholders’ Equity

As of December 31, 2019, the Company has 50,000,000 shares of authorized common shares and 5,582,280 shares issued and outstanding, and 10,000,000 of authorized preferred shares, of which none were issued or outstanding.

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

Following receipt of approval from stockholders at a special meeting of stockholders held on January 17, 2018, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty-five shares, and to reduce the authorized shares of common stock from 200,000,000 to 50,000,000 shares. Additionally, following receipt of approval from stockholders at a special meeting of stockholders held on August 22, 2019, the Company filed an additional amendment to its Amended and Restated Certificate of Incorporation to effect a  reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty shares. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock splits.

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

On October 22, 2018, the Company closed the October 2018 Public Offering of 110,000 shares of its common stock at a public offering price of  $29.00 per share. The offering raised gross proceeds of approximately $3.2 million and net proceeds of approximately $2.8 million.

On March 29, 2019, the Company closed the March 2019 Public Offering of 450,000 shares of its common stock at a public offering price of $12.00 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

On October 28, 2019, the Company closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit. The offering raised gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. As of December 31, 2019, the 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised.

In connection with the October 2019 Public Offering, the Company issued to its placement agent warrants to purchase 235,000 shares of common stock. The warrants issued to the placement agent have an exercise price of $2.60 per share and are exercisable for five years.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of December 31, 2019, 5,784 shares remain available for issuance under the 2015 Plan.

For the years ended December 31, 2019 and 2018, the Company recognized stock compensation expense as follows:

	Years Ended December 31,
	2019	2018
Cost of services	$2,781	$964
Research and development	74,841	241,122
General and administrative	269,292	574,244
Sales and marketing	25,956	45,951
	$372,870	$862,281

No income tax benefit for stock-based compensation arrangements was recognized in the consolidated statements of operations due to the Company’s net loss position.

As of December 31, 2019, the Company had unrecognized expense related to its stock options of $0.2 million, which will be recognized over a weighted average period of 1.3 years.

A summary of the status of options granted is presented below as of and for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,970	$623.20	8.3	$37,339
Granted	4,790	$76.80
Exercised	—	$—
Forfeited	(941)	$239.60
Expired	(241)	$1,122.40
Outstanding at December 31, 2018	10,578	$411.60	7.6	$522
Granted	—	$—
Exercised	—	$—
Forfeited	(302)	$222.17
Expired	(622)	$269.87
Outstanding at December 31, 2019	9,654	$418.10	8.0	$—
Vested and expected to vest	9,654	$418.10	8.0	$—
Exercisable at December 31, 2019	—	$—	—	$—

The total fair value of options vested in the years ended December 31, 2019 and 2018 was $375,789 and $930,921, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model based on the assumptions below:

Years Ended December 31,
	2019	2018
Annual dividend	—	—
Expected life (in years)	—	5.25 - 6.25
Risk free interest rate	—	2.5 - 2.9%
Expected volatility	—	46.0 - 49.6%

Restricted stock units

A summary of the status of restricted stock units granted is presented below as of and for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2018	295	$623.20
Granted	—	—
Vested	(283)	$178.60
Forfeited	—	—
Unvested at December 31, 2018	12	$623.20
Granted	17,150	$8.77
Vested	(12)	$623.20
Forfeited	(2,175)	$8.80
Unvested at December 31, 2019	14,975	$8.76

As of December 31, 2019, there was approximately $96,000 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 2.3 years.

Stock purchase warrants

At December 31, 2019 and 2018, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at December 31,
Issuance	Exercise Price	Expiration	2019 (1)	2018 (1)
November 2009	$3,955.00	November 2019	—	17
January 2010	$3,955.00	January 2020	17	17
March 2010	$3,955.00	March 2020	7	7
November 2011	$3,955.00	November 2021	15	15
December 2011	$3,955.00	December 2021	2	2
March 2012	$54,950.00	March 2019	—	8
February 2015	$3,300.00	February 2025	451	451
May 2015	$3,300.00	May 2020	6,697	6,697
May 2016	$656.20	May 2021	9,483	9,483
June 2016	$656.20	May 2021	4,102	4,102
June 2017	$390.00	June 2022	938	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.60	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	4,700,000	—
October 2019	$2.60	October 2024	235,000	—
			5,111,107	176,132

The warrants listed above were issued in connection with various equity, debt, preferred stock or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on August 22, 2019 were rounded up to the next whole share of common stock on a holder by holder basis.

Note 8 - Income Taxes

At December 31, 2019 and 2018, the Company had net deferred tax assets of $54,359,488 and $52,348,036, respectively, primarily consisting of NOL carryforwards, research and experimental (“R&E”) credits, and differences between depreciation and amortization recorded for financial statement and tax purposes. The Company’s net deferred tax assets at December 31, 2019 and 2018 have been offset by a valuation allowance of $54,359,488 and $52,348,036, respectively. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax assets. The Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
NOL carryforward	$51,247,762	$49,480,731
R&E credit carryforward	2,559,479	2,559,479
Share-based compensation	325,571	329,796
Inventory reserve	23,213	19,068
Depreciation	1,754	—
Interest expense	95,077	51,152
Accruals and other	286,692	284,662
Total deferred tax assets	54,539,548	52,724,888
Valuation allowance	(54,359,488)	(52,348,036)
Deferred tax liabilities:
Intangible assets	(180,060)	(256,011)
Depreciation	—	(120,841)
Net	$—	$—

The difference between the Company’s expected income tax provision (benefit) from applying federal statutory tax rates to the pre-tax loss and actual income tax provision (benefit) relates to the effect of the following:

	2019	2018
Federal income tax benefit at statutory rates	21.0%	21.0%
Permanent adjustment	(1.9)%	(1.4)%
Provision to return adjustment	0.4%	(0.2)%
State income tax benefit, net of Federal benefit	4.4%	(6.4)%
Tax reform impact	—	—
Change in valuation allowance	(23.9)%	(13.0)%
Change in state tax rates and other	—	—
	0.0%	0.0%

The Company has federal NOL carryforwards of $188,282,298 and $178,163,456 at December 31, 2019 and 2018, respectively. The NOL carryforwards incurred prior to 2018 begin to expire in 2022. Under the Tax Cuts and Jobs Act (the “Tax Act”), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. Utilization of the NOL carryforward may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code. There can be no assurance that the NOL carryforward will ever be fully utilized. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Internal Revenue Code of 1986, as amended. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

Supply Agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”) to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of December 31, 2019, the Company has acquired twenty-four QuantStudio 5s including nine during the year ended December 31, 2019. As of December 31, 2019, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of December 31, 2019:

Lease Classification	December 31, 2019
ROU Assets:
Operating	$1,043,537
Financing	958,590
Total ROU assets	$2,002,127
Liabilities
Current:
Operating	$1,017,414
Finance	579,030
Noncurrent:
Operating	547,225
Finance	313,263
Total lease liabilities	$2,456,932

Maturities of lease liabilities as of December 31, 2019 by year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2020	$1,128,294	$633,130	$1,761,424
2021	536,819	281,914	818,733
2022	40,080	45,374	85,454
2023	—	3,364	3,364
2024	—	280	280
Total lease payments	1,705,193	964,062	2,669,255
Less: imputed interest	(140,554)	(71,769)	(212,323)
Present value of lease liabilities	$1,564,639	$892,293	$2,456,932

Consolidated statement of operations classifications of lease costs are as follows:

		Year ended
Lease Cost	Classification	December 31, 2019
Operating	Operating expenses	$869,968
Finance:
Amortization	Operating expenses	467,319
Interest expense	Other expenses	75,018
Total lease costs		$1,412,305

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	1.7
Finance leases	1.6
Weighted average discount rate:
Operating leases	10.0%
Finance leases	9.3%

Supplemental Cash Flow Information	Total
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$869,968
Finance leases	$75,018
Cash used in financing activities
Finance leases	$535,931
ROU assets obtained in exchange for lease obligations:
Finance leases	$592,014

Lease Commitments as of December 31, 2018

Minimum lease payments for future years as of December 31, 2018 were as follows:

Year ending December 31,	Total
2019	$1,615,679
2020	1,534,204
2021	639,829
2022	40,080
2023 and thereafter	—
Total	$3,829,792

Note 11 - License Agreements, Research Collaborations and Development Agreements

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. The Company is working together with DOH’s Wadsworth Center and ILÚM to develop an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company will receive $1.6 million over the 15 month demonstration portion of the project. The demonstration project began in early 2019. During the year ended December 31, 2019, the Company recognized $1.3 million of revenue related to the contract.

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. Certain of the agreements require the Company to pay minimum royalties or license maintenance fees. The Company recognized net royalty expense of $250,000 for each of the years ending December 31, 2019 and 2018. Annual future minimum royalty fees are $250,000 under these agreements.

Note 12 - Related Party Transactions

In October 2016, the Company entered into an agreement with Merck Sharp & Dohme, a wholly-owned subsidiary of Merck Co. & Inc. (“Merck”), an affiliate of MGHIF, a principal stockholder of the Company and a related party to the Company.  Under the agreement, Merck provided access to its archive of over 200,000 bacterial pathogens.  The Company is initially performing molecular analyses on up to 10,000 pathogens to identify markers of resistance to support rapid decision making using the Acuitas Lighthouse, and to speed development of its rapid diagnostic products. Merck gains access to the high-resolution genotype data for the isolates as well as access to the Acuitas Lighthouse informatics to support internal research and development programs. The Company is required to expend up to $175,000 for the procurement of materials related to the activities contemplated by the agreement. Contract life-to-date, the Company has incurred $171,646 of procurement costs which have been recognized as research and development expense, including $0 and $22,603 during the years ended December 31, 2019 and 2018.

In December 2017, we entered into a subcontractor agreement with ILÚM Health Solutions, LLC, an entity created by Merck’s Healthcare Services and Solutions  division, whereby ILÚM Health Solutions provided services to the Company in the performance of the Company’s CDC contract to deploy ILÚM’s commercially-available cloud- and mobile-based software platform for infectious disease management in up to three medical sites in Colombia with the aim of improving antibiotic use in resource-limited settings. During the years ended December 31, 2019 and 2018, the Company recognized $0 and $329,162 of cost of services expense related to the contract, respectively.

Note 13 – Interim Facility

On September 4, 2019, OpGen entered into the Implementation Agreement. Under the Implementation Agreement, OpGen has agreed to purchase, through Crystal GmbH, all of the outstanding shares and acquire all of the related business assets of Curetis GmbH to create a combined business within OpGen.

On November 12, 2019, Crystal GmbH, OpGen’s subsidiary, as Lender, and Curetis GmbH, as Borrower, entered into the Interim Facility Agreement, or the Interim Facility. Under the Interim Facility, the Lender shall lend to the Borrower, for the benefit of Curetis, committed capital, up to $4 million, between November 18, 2019 and the closing of the transaction. The purpose of the loans is to provide capital to fund the operations of Curetis, including the discharge of current liabilities when due. Each loan under the Interim Facility bears interest at 10% per annum and is due to be repaid on the first anniversary of the loan. The loans will be subject to mandatory pre-payment if the Implementation Agreement is terminated and the transaction abandoned. The Interim Facility loans are deeply subordinated to the current and future indebtedness of the Borrower. As of the year ended December 31, 2019, Curetis GmbH had borrowed approximately $2.5 million and OpGen had recognized approximately $23,000 of interest income under the Interim Facility.

Note 14 - Fair Value Measurements

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

The following table sets forth a summary of changes in the fair value of level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2019:

Description	Balance at December 31, 2018	Change in Fair Value	Balance at December 31, 2019
Warrant liability	$67	$(67)	$-

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when they are deemed to be impaired. No such fair value impairment was recognized in the year ended December 31, 2019.

Note 15 – Subsequent Events

On February 11, 2020, the Company entered into an At the Market Common Stock Sales Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $15.7 million of shares of the Company's common stock through Wainwright, as sales agent, (the “2020 ATM Offering”).  Pursuant to the ATM Agreement, Wainwright may sell the shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including, without limitation, sales made by means of ordinary brokers' transactions on The NASDAQ Capital Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by the Company.  Wainwright will use commercially reasonable efforts to sell the shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to three percent (3.0%) of the gross sales proceeds of any shares sold through Wainwright in the 2020 ATM Offering, and has provided Wainwright with customary indemnification and contribution rights.  As of March 20, 2020, the Company has sold an aggregate of 2,383,528 shares of its common stock under ATM Agreement resulting in aggregate net proceeds to the Company of approximately $4.4 million, and gross proceeds of $4.5 million.

Subsequent to December 31, 2019, the Company issued 4,071,000 shares of common stock pursuant to the exercise of outstanding warrants sold in the October 2019 Public Offering for gross proceeds of approximately $8.1 million. As of March 20, 2019, 629,000 common warrants related to the October 2019 Public Offering remain outstanding.

On March 18, 2020, the Company’s subsidiary, Crystal GmbH, as lender, and Curetis GmbH, as borrower and Curetis N.V. entered into an Amended and Restated Interim Facility Agreement, pursuant to which the parties amended and restated the Interim Facility Agreement and increased the available borrowing by the borrower to $5 million.  Subsequent to December 31, 2019, the lender had provided an additional $2.2 million of borrowings to Curetis under the Interim Facility.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world. As of March 23, 2020, the Company is aware of changes in its business as a result of COVID-19 but uncertain of the impact of those changes on its financial position, results of operations or cash flows. Management believes any disruption, when and if experienced, could be temporary; however, there is uncertainty around when any disruption might occur, the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.