Form 10-Q
period 2020-06-30
OPGEN INC
filed 2020-08-14
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

19,714,348 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 12, 2020.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to integrate the OpGen, Curetis, and Ares Genetics businesses;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	receipt of regulatory clearance of our submitted 510(k) pre-market submission for our Acuitas AMR Gene Panel test for use with bacterial isolates;
•	the impact of the coronavirus pandemic on our business and operations;
•	the completion of our development efforts for the Acuitas AMR Gene Panel Urine test and Acuitas Lighthouse Software, Unyvero IJI and SHR panels, Unyvero A30 RQ platform and ARESdb and the timing of regulatory submissions;
•	our ability to sustain or grow our customer base for our Unyvero IVD products as well as our current research use only and rapid pathogen ID testing products;
•	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative or strategic agreements;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses;

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$12,886,547	$2,708,223
Accounts receivable, net	231,427	567,811
Inventory, net	2,898,185	473,030
Note receivable	—	2,521,479
Prepaid expenses and other current assets	810,391	396,760
Total current assets	16,826,550	6,667,303
Property and equipment, net	3,587,341	130,759
Finance lease right-of-use assets, net	696,333	958,590
Operating lease right-of-use assets	1,653,603	1,043,537
Goodwill	7,650,642	600,814
Intangible assets, net	15,566,528	817,550
Other noncurrent assets	309,347	203,271
Total assets	$46,290,344	$10,421,824
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,745,499	$1,056,035
Accrued compensation and benefits	1,730,128	855,994
Accrued liabilities	2,514,992	1,046,661
Deferred revenue	393,739	9,808
Current maturities of long-term debt	1,378,380	373,599
Short-term finance lease liabilities	432,494	579,030
Short-term operating lease liabilities	1,271,700	1,017,414
Total current liabilities	9,466,932	4,938,541
Long-term debt, net	16,794,652	329,456
Long-term finance lease liabilities	135,521	313,263
Long-term operating lease liabilities	782,494	547,225
Derivative liabilities	234,224	—
Other long-term liabilities	147,977	—
Total liabilities	27,561,800	6,128,485
Commitments (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 17,693,932 and 5,582,280 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	176,939	55,823
Additional paid-in capital	204,154,419	178,779,814
Accumulated deficit	(185,949,915)	(174,524,983)
Accumulated other comprehensive income (loss)	347,101	(17,315)
Total stockholders’ equity	18,728,544	4,293,339
Total liabilities and stockholders’ equity	$46,290,344	$10,421,824

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Product sales	$601,304	$504,293	$968,237	$1,024,470
Laboratory services	25,992	5,250	25,992	5,250
Collaboration revenue	561,089	500,000	811,089	1,000,000
Total revenue	1,188,385	1,009,543	1,805,318	2,029,720
Operating expenses
Cost of products sold	713,916	198,493	990,470	419,195
Cost of services	252,655	251,981	390,321	396,463
Research and development	2,979,025	1,153,584	4,196,581	2,929,966
General and administrative	2,491,571	1,592,845	4,193,019	3,340,430
Sales and marketing	1,044,032	393,567	1,326,309	765,800
Transaction costs	225,000	—	470,322	—
Impairment of right-of-use asset	—	—	—	520,759
Impairment of intangibles assets	—	—	750,596	—
Total operating expenses	7,706,199	3,590,470	12,317,618	8,372,613
Operating loss	(6,517,814)	(2,580,927)	(10,512,300)	(6,342,893)
Other income (expense)
Interest and other (expense) income	(5,656)	15,166	81,679	(9,256)
Interest expense	(1,044,891)	(37,129)	(1,083,158)	(93,573)
Foreign currency transaction gains (losses)	(289,788)	9,879	(293,664)	(472)
Change in fair value of derivative financial instruments	382,511	—	382,511	67
Total other income (expense)	(957,824)	(12,084)	(912,632)	(103,234)
Loss before income taxes	(7,475,638)	(2,593,011)	(11,424,932)	(6,446,127)
Provision for income taxes	—	—	—	—
Net loss	$(7,475,638)	$(2,593,011)	$(11,424,932)	$(6,446,127)
Net loss available to common stockholders	$(7,475,638)	$(2,593,011)	$(11,424,932)	$(6,446,127)
Net loss per common share - basic and diluted	$(0.49)	$(2.94)	$(1.00)	$(9.54)
Weighted average shares outstanding - basic and diluted	15,403,986	882,286	11,427,322	675,932
Net loss	$(7,475,638)	$(2,593,011)	$(11,424,932)	$(6,446,127)
Other comprehensive income (loss) - foreign currency translation	324,939	(4,950)	364,416	(2,124)
Comprehensive loss	$(7,150,699)	$(2,597,961)	$(11,060,516)	$(6,448,251)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balances at December 31, 2018	432,286	$4,323	—	$—	$165,396,036	$(13,093)	$(162,078,525)	$3,308,741
Public offering of common stock and warrants, net of issuance costs	450,000	4,500	—	—	4,778,009	—	—	4,782,509
Stock compensation expense	—	—	—	—	98,033	—	—	98,033
Foreign currency translation	—	—	—	—	—	2,826	—	2,826
Net loss	—	—	—	—	—	—	(3,853,116)	(3,853,116)
Balances at March 31, 2019	882,286	8,823	—	—	170,272,078	(10,267)	(165,931,641)	4,338,993
Stock compensation expense	—	—	—	—	85,971	—	—	85,971
Foreign currency translation	—	—	—	—	—	(4,950)	—	(4,950)
Net loss	—	—	—	—	—	—	(2,593,011)	(2,593,011)
Balances at June 30, 2019	882,286	$8,823	—	$—	$170,358,049	$(15,217)	$(168,524,652)	$1,827,003

Balances at December 31, 2019	5,582,280	$55,823	—	$—	$178,779,814	$(17,315)	$(174,524,983)	$4,293,339
At the market offering, net of offering costs	2,814,934	28,149	—	—	5,449,283	—	—	5,477,432
Common stock warrant exercises	4,071,000	40,710	—	—	8,101,290	—	—	8,142,000
Stock compensation expense	—	—	—	—	79,740	—	—	79,740
Foreign currency translation	—	—	—	—	—	39,477	—	39,477
Net loss	—	—	—	—	—	—	(3,949,294)	(3,949,294)
Balances at March 31, 2020	12,468,214	124,682	—	—	192,410,127	22,162	(178,474,277)	14,082,694
At the market offering, net of offering costs	2,739,442	27,394	—	—	5,870,807	—	—	5,898,201
Shares issued in business combination	2,028,208	20,282	—		4,827,135	—	—	4,847,417
Value of equity awards assumed in business combination	—	—	—	—	136,912	—	—	136,912
Issuance of RSUs	5,166	52	—	—	(52)	—	—	—
Shares issued to settle convertible notes	452,902	4,529	—	—	875,903	—	—	880,432
Stock compensation expense	—	—	—	—	33,587	—	—	33,587
Foreign currency translation	—	—	—	—	—	324,939	—	324,939
Net loss	—	—	—	—	—	—	(7,475,638)	(7,475,638
Balances at June 30, 2020	17,693,932	$176,939	—	$—	$204,154,419	$347,101	$(185,949,915)	$18,728,544

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(11,424,932)	$(6,446,127)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	913,443	450,952
Noncash interest expense	810,368	43,371
Noncash interest income	(87,233)	—
Stock compensation expense	113,327	184,004
Loss on sale of equipment	—	9,904
Change in fair value of derivative liabilities	(382,511)	(67)
Impairment of right-of-use asset	—	520,759
Impairment of intangible assets	750,596	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	820,505	(399,528)
Inventory	(373,379)	(23,824)
Other assets	662,694	429,558
Accounts payable	(487,314)	(301,376)
Accrued compensation and other liabilities	(97,586)	(285,953)
Deferred revenue	(450,719)	(5,831)
Net cash used in operating activities	(9,232,741)	(5,824,158)
Cash flows from investing activities
Acquisition of business, net of cash acquired of $1,266,849	1,266,849	—
Note receivable	(2,200,000)	—
Purchases of property and equipment	(1,057)	(24,680)
Proceeds from sale of equipment	—	29,250
Net cash (used in) provided by investing activities	(934,208)	4,570
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	11,375,633	4,782,509
Proceeds from the exercise of common stock warrants	8,142,000	—
Proceeds from debt, net of issuance costs	1,138,983	15,481
Payments on debt	(206,933)	(237,414)
Payments on finance lease obligations	(324,278)	(235,600)
Net cash provided by financing activities	20,125,405	4,324,976
Effects of exchange rates on cash	325,908	(1,321)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,284,364	(1,495,933)
Cash, cash equivalents and restricted cash at beginning of period	2,893,603	4,737,207
Cash, cash equivalents and restricted cash at end of period	$13,177,967	$3,241,274
Supplemental disclosure of cash flow information
Cash paid for interest	$94,073	$97,599
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets acquired through finance leases	$—	$291,936
Conversion of accounts payable to finance lease	$—	$63,600
Shares issued in business combination	$4,847,417	$—
Shares issued to settle convertible notes	$880,432	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (“Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”) and certain other assets and liabilities of the Seller (together, “Curetis”) (see Note 4). References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland; Holzgerlingen and Bodelshausen, Germany, and Vienna, Austria. The Company operates in one business segment.

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero, QuickFISH, PNA FISH, Acuitas AMR Gene Panel and Acuitas Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Acuitas AMR Gene Panel (Urine) diagnostic test and the Acuitas Lighthouse Software products. OpGen will continue to offer the Acuitas AMR Gene Panel (Isolates) and Acuitas Lighthouse Software as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations, or CROs.

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing transactions, including the following in 2019 and 2020 to date:

•	On February 11, 2020, the Company entered into an At the Market Common Offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $15.7 million of shares of the Company's common stock through Wainwright, as sales agent, (the “2020 ATM Offering”). During the three months ended June 30, 2020, the Company sold 2,739,442 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $5.9 million, and gross proceeds of $6.1 million. During the six months ended June 30, 2020, the Company sold 5,554,376 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $11.4 million, and gross proceeds of $11.9 million.
•	On October 28, 2019, the Company closed a public offering (the “October 2019 Public Offering”) of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit, raising gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share. Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. As of June 30, 2020, all 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised. Additionally, during the six months ended June 30, 2020, 4,071,000 common warrants issued in the October 2019 Public Offering were exercised for net proceeds of approximately $8.1 million. As of June 30, 2020, 629,000 common warrants issued in the October 2019 Public Offering remain outstanding.

•	On March 29, 2019, the Company closed a public offering (the “March 2019 Public Offering”) of 450,000 shares of its common stock at a public offering price of $12.00 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to fund operations into the early first quarter of 2020. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists. In the event the Company is unable to successfully raise additional capital during or before the end of the first quarter of 2021, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of June 30, 2020 including Curetis GmbH and subsidiaries acquired on April 1, 2020; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; Vienna, Austria; Copenhagen, Denmark; and Bogota, Colombia, each of which use currencies other than the U.S dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive (loss) income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive (loss) income at June 30, 2020 and 2019.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net loss. Unless otherwise noted, all references to “$” or “dollar” refer to the United States dollar.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, determining the fair value of assets acquired and liabilities assumed in business combinations, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

At June 30, 2020 and December 31, 2019, the Company had funds totaling $291,420 and $185,380, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$12,886,547	$2,708,223	$3,055,894	$4,572,487
Restricted cash	291,420	185,380	185,380	164,720
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$13,177,967	$2,893,603	$3,241,274	$4,737,207

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $20,753 as of June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, the Company had accounts receivable from one customer which individually represented 13% of total accounts receivable. At December 31, 2019, one individual customer represented 44% of total accounts receivable. For the three months ended June 30, 2020, revenue earned from one customer represented 38% of total revenues. For the three months ended June 30, 2019, revenue earned from one customer represented 50% of total revenues. For the six months ended June 30, 2020, revenue earned from two customers represented 22% and 14% of total revenues, respectively. For the six months ended June 30, 2019, revenue earned from one customer represented 49% of total revenues.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$1,177,089	$315,542
Work-in-process	169,303	35,080
Finished goods	1,551,793	122,408
Total	$2,898,185	$473,030

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, QuickFISH and PNA FISH products, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $202,403 and $92,454 at June 30, 2020 and December 31, 2019, respectively.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As of the three and six months ended June 30, 2020 and 2019, the Company determined that its property and equipment was not impaired.

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

Intangible assets and goodwill

Intangible assets and goodwill as of June 30, 2020 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development, software and customer relationships and consisted of the following as of June 30, 2020 and December 31, 2019:

			June 30, 2020			December 31, 2019
	Subsidiary	Cost	Accumulated Amortization	Impairment	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	AdvanDx	$461,000	$(217,413)	$(243,587)	$—	$(205,887)	$255,113
Developed technology	AdvanDx	458,000	(308,526)	(149,474)	—	(292,170)	165,830
Customer relationships	AdvanDx	1,094,000	(736,465)	(357,535)	—	(697,393)	396,607
Trademarks and tradenames	Curetis	1,790,546	(44,765)	—	1,745,781	—	—
Distributor relationships	Curetis	2,392,120	(39,869)	—	2,352,251	—	—
A50 - Developed technology	Curetis	381,808	(13,636)	—	368,172	—	—
Ares - Developed technology	Curetis	5,413,160	(96,663)	—	5,316,497	—	—
A30 - In-Process Research & Development	Curetis	5,783,827	—	—	5,783,827	—	—
		$17,774,461	$(1,457,337)	$(750,596)	$15,566,528	$(1,195,450)	$817,550

Identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of the intangibles are:

Estimated Useful Life
Trademarks and tradenames	10 years
Customer/distributor relationships	15 years
A50 – Developed technology	7 years
Ares – Developed technology	14 years
A30 – Acquired in-process research & development	Indefinite

Acquired IPR&D represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value.

The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $192,709 and $66,954 for the three months ended June 30, 2020 and 2019, respectively. Total amortization expense of intangible assets was $259,663 and $133,908 for the six months ended June 30, 2020 and 2019, respectively. Expected future amortization of intangible assets is as follows.

Year Ending December 31,
2020 (Six months)	$389,865
2021	779,730
2022	779,730
2023	779,730
2024	779,730
2025	779,730
Thereafter	5,494,186
Total	$9,782,701

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the six months ended June 30, 2020, events and circumstances indicated the Company’s intangible assets might be impaired. These circumstances included decreased product sales related to the COVID-19 pandemic and the loss of significant customers. Management’s updated estimate of undiscounted cash flows indicated that such carrying amounts were no longer expected to be recovered and that the intangible assets were impaired. The Company’s analysis determined that the fair value of the assets was $0 and the Company recorded an impairment loss of $750,596.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of June 30, 2020 and December 31, 2019 was $7,650,642 and $600,814, respectively.

The changes in the carrying amount of goodwill as of June 30, 2020, and since December 31, 2019, were as follows:

Balance as of December 31, 2019	$600,814
Acquisition of Curetis	7,046,535
Changes in currency translation	3,293
Balance as of June 30, 2020	$7,650,642

The Company conducts an impairment test of goodwill on an annual basis, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the six months ended June 30, 2020 and 2019, the Company determined that its goodwill was not impaired.

Revenue recognition

The Company derives revenues from (i) the sale of QuickFISH and PNA FISH diagnostic test products, Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel RUO test products, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, and license arrangements.

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

Tax benefits are initially recognized in the condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially, and subsequently, measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 1.2 million shares and 0.2 million shares as of June 30, 2020 and 2019, respectively.

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

Upon adoption of the new guidance on January 1, 2019, the Company recorded an operating lease ROU asset of approximately $2.2 million (net of existing deferred rent) and recognized a lease liability of approximately $2.5 million.

Prior to the adoption of ASC 842, deferred rent was recorded and amortized to the extent the total minimum rental payments allocated to the period on a straight-line basis exceeded or were less than the cash payments required.

The Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as of January 1, 2020. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the previous other-than-temporary impairment model. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Recently issued accounting standards

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 – Business Combination

On April 1, 2020, the Company completed its business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands, as contemplated by the Implementation Agreement, dated as of September 4, 2019, by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company. Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany, and certain other assets and liabilities of the Seller, as further described below, and paid, as the sole consideration, 2,028,208 shares of the Company’s common stock, to the Seller, and reserved for future issuance (a) 134,356 shares of Common Stock, in connection with its assumption of the Seller’s 2016 Stock Option Plan, as amended (the “Seller Stock Option Plan”), and the outstanding awards thereunder, and (b) 500,000 shares of common stock to be issued upon the conversion, if any, of certain convertible notes issued by the Seller.

At the closing, the Company assumed all of the liabilities of the Seller solely and exclusively related to the acquired business, which is providing innovative solutions, through development of proprietary platforms, diagnostic content, applied bioinformatics, lab services, research services and commercial collaborations and agreements, for molecular microbiology, diagnostics designed to address the global challenge of detecting severe infectious diseases and identifying antibiotic resistances in hospitalized patient. Pursuant to the Implementation Agreement, the Company also assumed and adopted the Seller Stock Option Plan as an Amended and Restated Stock Option Plan of the Company. In connection with the foregoing, the Company assumed all awards thereunder that were outstanding as of the Closing Date and converted such awards into options to purchase shares of the Company’s Common Stock pursuant to the terms of the applicable award. In addition, the Company assumed, at the closing, all of the outstanding convertible notes issued by Seller in favor of YA II PN, LTD, pursuant to the previously disclosed Assignment of the Agreement for the Issuance of and Subscription to Notes Convertible into Shares, dated February 24, 2020, and entered into pursuant to the Implementation Agreement.

Curetis’ assets and liabilities were measured and recognized at their fair values as of the transaction date and combined with the assets, liabilities and results of operations of OpGen after the consummation of the business combination. The allocation of the purchase price to acquired assets and assumed liabilities based on their underlying fair values requires the extensive use of significant estimates and management’s judgment. The allocation of the purchase price is preliminary at this time, and will remain as such until management completes valuations and other studies in order to finalize the valuation of the net assets acquired. These provisional estimates will be adjusted upon the availability of further information regarding events or circumstances which exist at the acquisition date and such adjustments may be significant.

The components of the purchase price and net assets acquired are as follows:

Purchase Price

Number of shares issued to Curetis N.V	2,028,208
Multiplied by the market value per share of OpGen's common stock (i)	$2.39
Total fair value of common stock issued to Curetis N.V shareholders	4,847,417
Fair value of replacement stock awards related to precombination service (ii)	136,912
Fair value of convertible notes assumed (iii)	1,323,750
Fair value of EIB debt assumed (iv)	15,784,892
Funds advanced to Curetis GmbH under Interim Facility	4,808,712
Cash, cash equivalents, and restricted cash acquired	(1,266,849
$25,634,834

(i)	The price per share of OpGen’s common stock was based on the closing price as reported on the Nasdaq Capital Market on April 1, 2020.
(ii)	The fair value of the stock options assumed was determined using the Black-Scholes option pricing model.
(iii)	To derive the fair value of the convertible notes, the Company estimated the fair value of the convertible notes with and without the derivative liability using a scenario analysis and Monte Carlo simulation.
(iv)	The fair value of the EIB debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments.

Net Assets Acquired

Asset acquired
Receivables	$482,876
Inventory	2,022,577
Property and equipment	3,802,431
Right of use assets	1,090,812
Other current assets	585,500
Finite-lived intangible assets
Trade names/trademarks	1,768,000
Customer/distributor relationships	2,362,000
A50 - Developed technology	377,000
Ares - Developed technology	5,345,000
Indefinite-lived intangible assets
A30 - In-process research & development	5,711,000
Goodwill	7,046,535
Liabilities assumed
Accounts payable	(1,168,839)
Accrued expenses and other current liabilities	(2,016,946)
Derivative liabilities	(615,831)
Lease liabilities	(1,108,193)
Other long–term liabilities	(49,088)
Net assets acquired	$25,634,834

The fair value of identifiable intangible assets has been determined using the income approach, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, required rate of return and tax rate, as well as an estimated royalty rate in the case of the trade names/trademarks intangibles. The trade names/trademarks intangibles are valued using a relief-from-royalty method. The customer/distributor relationships are valued using the with and without method. The developed technology intangibles are valued using a multi-period earnings method.

The Company determined the fair value of an IPR&D asset resulting from the acquisition of Curetis using the multi-period earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D, less charges representing the required return on other assets to sustain those cash flows.

The weighted-average amortization periods for finite-lived intangible assets acquired are 15 years for customer/distributor relationships, 10 years for developed technology and 10 years for trade names/trademarks.

The total consideration paid in the acquisition exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in approximately $7.0 million of goodwill. Goodwill, primarily related to expected synergies gained from combining operations, sales growth from future product offerings and customers, together with certain intangible assets that do not qualify for separate recognition, including assembled workforce, is not tax deductible in all relevant taxing jurisdictions.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Transaction had been completed as of January 1, 2019. Pro forma information primarily reflects adjustments relating to the amortization of intangibles acquired and elimination of interest expense due under the interim facility. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2019 or that may be obtained in the future:

Unaudited pro forma results	Three months ended June 30,	Six months ended June 30,
	2019	2020	2019
Revenues	$1,441,739	$2,835,532	$3,267,164
Net loss	(8,545,303)	(14,734,370)	(18,381,421)
Net loss per share	(9.69)	(1.29)	(27.19)

Note 5 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$601,304	$504,293	$968,237	$1,024,470
Laboratory services	25,992	5,250	25,992	5,250
Collaboration revenue	561,089	500,000	811,089	1,000,000
Total revenue	$1,188,385	$1,009,543	$1,805,318	$2,029,720

Revenues by geography are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$302,676	$985,426	$893,125	$1,941,522
International	885,709	24,117	912,193	88,198
Total revenue	$1,188,385	$1,009,543	$1,805,318	$2,029,720

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2019	$9,808
Acquired deferrals from Curetis, net of amounts recognized in the current period	378,556
Revenue recognized in the current period from the amounts in the beginning balance	—
Effect of foreign exchange rates	5,375
Balance at June 30, 2020	$393,739

Contract assets

The Company had approximately $70,000 of contract assets as of June 30, 2020, which are generated when contractual billing schedules differ from revenue recognition timing. The Company had no contract assets as of December 31, 2019. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at June 30, 2020 and December 31, 2019.

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

For the six months ended June 30, 2020, the Company has not transferred any assets between fair value measurement levels.

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

In June 2019, Curetis drew down a third tranche of EUR 5.0 million from the EIB (European Investment Bank). In return for EIB waiving the condition precedent of a minimum cumulative equity capital raised of EUR 15 million to disburse this EUR 5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (PPI). Upon maturity of the tranche, EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility (see Note 13). As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of EUR 5.0 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The Company’s convertible debt with YA II PN, LTD (see Note 7) includes a conversion feature which constitutes an embedded derivative, which is separated and measured at fair value with subsequent changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated volatility rates and estimated risk-free interest rates.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020 was as follows.

Description	Balance at December 31, 2019	Acquired from Curetis	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at June 30, 2020
Participation percentage interest liability	$—	$173,373	$(113,230)	$904	$61,047
Embedded conversion option liability	—	442,458	(269,281)	—	173,177
Total revenue	$—	$615,831	$(382,511)	$904	$234,224

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the six months ended June 30, 2020, the Company recorded impairment expense of $750,596 related to its intangible assets (see Note 3).

Note 7 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
EIB	$23,059,717	$—
Yorkville	559,900	—
PPP	1,138,983	—
MGHIF	497,347	662,789
Insurance financings	—	40,266
Total debt obligations	25,255,947	703,055
Unamortized debt discount	(7,082,915)	—
Carrying value of debt	18,173,032	703,055
Less current portion	(1,378,380)	(373,599)
Long-term debt	$16,794,652	$329,456

MGHIF financing

In July 2015, the Company entered into a Purchase Agreement with MGHIF, pursuant to which MGHIF purchased 2,273 shares of common stock of the Company at $2,200 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to MGHIF an 8% Senior Secured Promissory Note (the “MGHIF Note”) in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. The Company’s obligations under the MGHIF Note are secured by a lien on all of OpGen’s assets excluding the assets of Curetis GmbH, Curetis USA, and Ares Genetics.

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

On June 11, 2018, the Company executed an Allonge to the MGHIF Note. The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021. The Allonge to the MGHIF Note was treated as a debt modification and, as such, the unamortized issuance costs of approximately $7,000 as of June 11, 2018 is deferred and amortized as incremental expense over the term of the MGHIF Note.

On July 30, 2018, the Company issued 7,212 shares of common stock to MGHIF in a private placement transaction in payment of the $285,512 of accrued and unpaid interest due as of July 14, 2018 under the MGHIF Note.

Yorkville Convertible Notes

The Company agreed to assume, as a condition to closing the Transactions all of the outstanding convertible notes (the “Convertible Notes”) issued by Curetis N.V. in favor of YA II PN, LTD (“Yorkville”), pursuant to that certain Agreement for the Issuance of and Subscription to Notes Convertible into Shares and Share Subscription Warrants, dated October 2, 2018, by and between Curetis N.V. and Yorkville.

On February 24, 2020, the Company entered into an Assignment of the Agreement for the Issuance of and Subscription to Notes Convertible into Shares (the “Assignment Agreement”) with Curetis N.V. and Yorkville. Pursuant to the Assignment Agreement, upon assumption of the Convertible Notes by the Company, the Convertible Notes ceased to be convertible into shares of Curetis N.V. and are instead convertible into shares of the Company’s common stock, par value $0.01. The Assignment Agreement provided that an amount of 500,000 shares of the Company’s common stock that comprise a portion of the consideration payable by the Company under the Implementation Agreement be reserved for issuance under the Convertible Notes. On June 17, 2020, the Company registered for resale an additional 450,000 shares of Company common stock issuable upon conversion of the Convertible Notes.

Each Convertible Note has a maturity of 12 months from its date of issuance. The Company has the right to extend such maturity by an additional 12-month period, while paying a cash fee equal to 5% of the principal amount of the relevant Convertible Notes. Subject to certain limitations, the maturity period can be extended up to four times.

The Convertible Notes do not accrue interest, except in the case of an event of default under the Convertible Notes, in which case the Convertible Notes shall accrue default interest at a rate of 15% per annum until the earlier of the date that the event of default is cured or the date on which the Convertible Notes have been fully converted or redeemed.

The Convertible Notes may be converted at any time until they are fully redeemed. Upon conversion of one or more Convertible Notes into shares of the Company’s common stock, the number of Company shares will be calculated by dividing the aggregate principal amount of the relevant Convertible Notes by 93% of the lowest daily volume weighted average price of the Company common stock on the Nasdaq Capital Market over the 10 trading days prior to the conversion date.

The Convertible Notes may be freely transferred, except to retail investors, and subject to compliance with applicable securities laws. The Convertible Notes contain anti-dilution protection, which protects the holder of the security from equity dilution resulting from later issues of shares at a lower price or value than that provided for in the security. The protection in the Convertible Notes takes the form of tying the conversion price of the Convertible Notes to the prevailing market price of the underlying shares of Company common stock so that changes to the share price due to share issuances, share splits or other potentially dilutive events will result in a corresponding change in the number of shares of Company common stock issuable upon conversion of a Convertible Note.

At closing of the Transaction, an aggregate amount of €1.3 million of unconverted Convertible Notes was assumed by the Company. The Convertible Notes were measured and recognized at fair value at the acquisition date. The fair value of the Convertible Notes as of the closing of the Transaction was approximately $1.3 million. The resulting debt discount will be amortized over the life of the Convertible Notes as an increase in interest expense. During the three months ended June 30, 2020 the Company issued 452,902 shares of common stock in satisfaction of approximately $880,000 of Convertible Notes.

EIB Loan Facility

In 2016, Curetis entered into a contract for an up to €25 million senior, unsecured loan financing facility from the European Investment Bank (“EIB”). The financing is in the first growth capital loan under the European Growth Finance Facility (“EGFF”), launched in November 2016. It is backed by a guarantee from the European Fund for Strategic Investment (“EFSI”), EFSI is an essential pillar of the Investment Plan for Europe (“IPE”), under which the EIB and the European Commission are working as strategic partners to support investments and bring back jobs and growth to Europe.

The funding can be drawn in up to five tranches within 36 months, under the EIB amendment, and each tranche is to be repaid upon maturity five years after draw-down.

In April 2017, Curetis drew down a first tranche of €10 million from this facility. This tranche has a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, another tranche of €3 million was drawn down. The terms and conditions are analogous to the first one.

In June 2019, Curetis drew down a third tranche of €5 million from the EIB. In line with all prior tranches, the majority of interest is also deferred into the bullet repayment structure upon maturity. In return for EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15 million to disburse this €5 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, not before approximately mid-2024 (and no later than mid-2025) EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and EIB on July 9, 2020 (see note 13) the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility for an additional €5 million tranche. This additional tranche is earmarked to co-fund R&D programs across several of the platforms and the entire product portfolio of OpGen subsidiaries Curetis and Ares Genetics as it relates to COVID-19 (see Note 13).

The EIB debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately $15.8 million as of the acquisition date. The resulting debt discount will be amortized over the life of the EIB debt as an increase to interest expense.

As of June 30, 2020, the outstanding borrowings under all tranches were €20,592,710 (approximately USD $23,059,000), including deferred interest payable at maturity of €2,592,710 (approximately USD $2,903,317).

PPP

On April 22, 2020, the Company entered into a Term Note (the “Company Note”) with Silicon Valley Bank (the “Bank”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company’s wholly-owned subsidiary, Curetis USA Inc. (“Curetis USA” and collectively with the Company, the “Borrowers”), also entered into a Term Note with the Bank (the “Subsidiary Note,” and collectively with the Company Note, the “Notes”). The Notes are dated April 22, 2020. The principal amount of the Company Note is $879,630, and the principal amount of the Subsidiary Note is $259,353.

In accordance with the requirements of the CARES Act, the Borrowers will use the proceeds from the Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Notes at the rate of 1.00% per annum. The Borrowers may apply for forgiveness of amounts due under the Notes, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Notes. The Borrowers intend to use the entire proceeds under the Notes for such qualifying expenses.

Subject to any forgiveness under the PPP, the Notes mature two years following the date of issuance of the Notes and include a period for the first six months during which time required payments of interest and principal are deferred. Beginning on the seventh month following the date of the Notes, the Borrowers are required to make 18 monthly payments of principal and interest. The Notes may be prepaid at any time prior to maturity with no prepayment penalties. The Notes provide for customary events of default, including, among others, those relating to breaches of their obligations under the Notes, including a failure to make payments, any bankruptcy or similar proceedings involving the Borrowers, and certain material effects on the Borrowers’ ability to repay the Notes. The Borrowers did not provide any collateral or guarantees for the Notes.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,044,891 and $37,129 for the three months ended June 30, 2020 and 2019, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $1,083,158 and $93,573 for the six months ended June 30, 2020 and 2019, respectively.

Note 8 – Stockholders’ equity

As of June 30, 2020, the Company had 50,000,000 shares of authorized common shares and 17,693,932 shares issued and outstanding, and 10,000,000 shares of authorized preferred shares, of which none were issued or outstanding.

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

On October 28, 2019, the Company closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit. The offering raised gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. As of June 30, 2020, the 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised. Additionally, during the six months ended June 30, 2020, 4,071,000 common warrants were exercised raising net proceeds of approximately $8.1 million.

In connection with the October 2019 Public Offering, the Company issued to its placement agent warrants to purchase 235,000 shares of common stock. The warrants issued to the placement agent have an exercise price of $2.60 per share and are exercisable for five years.

On February 11, 2020, the Company entered into an ATM Agreement with Wainwright, pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $15.7 million of shares of the Company's common stock through Wainwright, as sales agent. During the three months ended June 30, 2020, the Company sold 2,739,442 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $5.9 million, and gross proceeds of $6.1 million. During the six months ended June 30, 2020, the Company sold 5,554,376 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $11.4 million, and gross proceeds of $11.9 million. As of June 30, 2020, remaining availability under the ATM Agreement is $3.8 million.

On April 1, 2020 the Company acquired all of the shares of Curetis GmbH, and certain other assets and liabilities of Curetis N.V., as further described in Notes 1 and 4, and paid, as the sole consideration, 2,028,208 shares of the Company’s common stock to the Seller.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2020, 229,533 shares remain available for issuance under the 2015 Plan, which includes 223,291 shares automatically added to the 2015 Plan on January 1, 2020.

Replacement awards

In connection with the acquisition of Curetis, the Company issued equity awards to Curetis employees (“2016 Plan”), consisting of stock options (“replacement awards”) in exchange for their Curetis equity awards. The replacement awards consisted of 134,371 stock options with a weighted average grant date fair value of $1.68. The terms of these replacement awards are substantially similar to the original Curetis equity awards. The fair value of the replacement awards for services rendered through April 1, 2020, the acquisition date, was recognized as a component of the purchase consideration, with the remaining fair value of the replacement awards related to the post-combination services recorded as stock-based compensation over the remaining vesting period.

For the three and six months ended June 30, 2020 and 2019, the Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cost of services	$727	$524	$1,455	$562
Research and development	12,077	18,333	26,063	35,460
General and administrative	17,222	61,365	78,710	137,378
Sales and marketing	3,561	5,749	7,099	10,604
	$33,587	$85,971	$113,327	$184,004

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company assumed 134,371 options under the 2016 Plan and did not grant any stock options during the three months ended June 30, 2020. During the three months ended June 30, 2020, 117 options were forfeited and 362 options expired. The Company assumed 134,371 options under the 2016 Plan and did not grant any stock options during the six months ended June 30, 2019. During the six months ended June 30, 2020, 145 options were forfeited and 591 options expired.

The Company had total stock options to acquire 143,288 shares of common stock outstanding at June 30, 2020 under all of its equity compensation plans.

Restricted stock units

During the six months ended June 30, 2020, 5,924 restricted stock units vested and 900 restricted stock units were forfeited. The Company had 8,151 total restricted stock units outstanding at June 30, 2020.

Stock purchase warrants

At June 30, 2020 and December 31, 2019, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2020	December 31, 2019
January 2010	$3,955.00	January 2020	—	17
March 2010	$3,955.00	March 2020	—	7
November 2011	$3,955.00	November 2021	15	15
December 2011	$3,955.00	December 2021	2	2
February 2015	$3,300.00	February 2025	451	451
May 2015	$3,300.00	May 2020	—	6,697
May 2016	$656.20	May 2021	9,483	9,483
June 2016	$656.20	May 2021	4,102	4,102
June 2017	$390.00	June 2022	938	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.60	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	629,000	4,700,000
October 2019	$2.60	October 2024	235,000	235,000
			1,033,386	5,111,107

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

Note 9 – Commitments and Contingencies

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”) to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of June 30, 2020, the Company had acquired twenty-four QuantStudio 5s including none during the six months ended June 30, 2020. As of June 30, 2020, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Curetis places frame-work orders for Unyvero-Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero-Systems have lead times of many months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $3.5 million.

Contingencies

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world.

As a result, we have experienced a material impact on our business, financial condition or results of operations for the six months ended June 30, 2020 and significant business disruptions as a result of the outbreak. For example, most of our employees in the U.S. are currently working remotely from home, we have suspended all business travel, and we are unable to physically meet with future and current customers to sell and market our products. In addition, the COVID-19 pandemic has interrupted many of our clinical activities, which will delay our ability to complete clinical trials and obtain regulatory approval for new products.

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

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of June 30, 2020 and December 31, 2019:

Lease Classification	June 30, 2020	December 31, 2019
ROU Assets:
Operating	$1,653,603	$1,043,537
Financing	696,333	958,590
Total ROU assets	$2,349,936	$2,002,127
Liabilities
Current:
Operating	$1,271,700	$1,017,414
Finance	432,494	579,030
Noncurrent:
Operating	782,494	547,225
Finance	135,521	313,263
Total lease liabilities	$2,622,209	$2,456,932

Maturities of lease liabilities as of June 30, 2020 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2020	$818,468	$275,332	$1,093,800
2021	940,857	281,914	1,222,771
2022	199,986	45,374	245,360
2023	75,533	3,364	78,897
2024	75,533	280	75,813
Thereafter	44,061	—	44,061
Total lease payments	2,154,438	606,264	2,760,702
Less: Interest	(100,244)	(38,249)	(138,493)
Present value of lease liabilities	$2,054,194	$568,015	$2,622,209

Statement of operations classification of lease costs as of the three and six months ended June 30, 2020, and 2019 are as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating	Operating expenses	$335,920	$218,673	$550,256	$439,595
Finance:
Amortization	Operating expenses	129,909	107,496	262,257	204,689
Interest expense	Other expenses	15,050	19,297	33,519	41,778
Total lease costs		$480,879	$345,466	$846,032	$686,062

Other lease information as of June 30, 2020 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	2.0
Finance leases	1.3
Weighted average discount rate:
Operating leases	6.2%
Finance leases	9.5%

Supplemental cash flow information as of the six months ended June 30, 2020, and 2019 is as follows:

Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$550,256	$439,595
Finance leases	$33,519	$41,778
Cash used in financing activities
Finance leases	$324,278	$235,600
ROU assets obtained in exchange for lease obligations:
Finance leases	$—	$355,536

Note 11 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. The Company is working together with DOH’s Wadsworth Center and ILÚM to develop an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. The Company began a second-year expansion phase to build on the successes and experience of the first year pilot phase while focusing on accomplishing the goal of this visionary effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second year contract includes a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. During the three months ended June 30, 2020 and 2019, the Company recognized $30,000 and $500,000 of revenue related to the contract, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized $280,000 and $1,000,000 of revenue related to the contract, respectively.

Sandoz

In December 2018, Ares Genetics entered into a service frame agreement with Sandoz International GmbH (“Sandoz”), to leverage Ares Genetics’ database on the genetics of antibiotic resistance, ARESdb, and the ARES Technology Platform for Sandoz’ anti-infective portfolio.

Under the terms of the frame agreement, which has an initial term of 36 months and is currently scheduled to terminate December 13, 2021, Ares Genetics and Sandoz intend to develop a digital anti-infectives platform, combining established microbiology laboratory methods with advanced bioinformatics and artificial intelligence methods to support drug development and life-cycle management. The collaboration, in the short- to mid-term, aims to both rapidly and cost-effectively re-purpose existing antibiotics and design value-added medicines with the objective of expanding indication areas and to overcome antibiotic resistance, in particular with regards to infections with bacteria that has already developed resistance against multiple treatment options. In the longer-term, the platform is expected to inform the development of novel anti-infectives that are less prone to encounter resistance and thereby preserve antibiotics as an effective treatment option.

The agreement covers the first phases of the collaboration with Sandoz and provides certain moderate six-figure R&D funding to Ares Genetics. No milestones or royalties were agreed to as part of this first phase of the collaboration. The agreement may be terminated by Sandoz effective immediately at any time with written notice.

Qiagen

On February 18, 2019, Ares Genetics and Qiagen GmbH, or Qiagen, entered into a strategic licensing agreement for ARESdb and AREStools, in the area of antimicrobial resistance (AMR) research. The agreement has a term of 20 years and may be terminated by Qiagen for convenience with 180 days written notice.

Ares Genetics has retained the rights to use ARESdb and AREStools for AMR research, customized bioinformatics services, and for the development of specific AMR assays and applications for the Curetis Group (including Ares Genetics), as well as third parties (e.g. other diagnostics companies or partners in the pharmaceutical industry). As the Qiagen research offering is expected to also enable advanced molecular diagnostic services and products, Qiagen’s customers may obtain a diagnostic use license from Ares Genetics.

Under the terms of the agreement, Qiagen, in exchange for a moderate six figure up-front licensing payment, has received an exclusive RUO license to develop and commercialize general bioinformatics offerings and services for AMR research use only, based on Ares Genetics’ database on the genetics of antimicrobial resistance, ARESdb, as well as on the ARES bioinformatics AMR toolbox, AREStools. Under the agreement, the parties agreed to a mid-single digit percentage royalty rate on Qiagen net sales, which is subject to a minimum royalty rate that steps up upon certain achieved milestones, which is payable to Ares Genetics. The parties also agreed to further modest six figure milestone payments upon certain product launches.

Global leading IVD corporation

On September 16, 2019, Ares Genetics entered into a multi-phase partnership with an undisclosed leading global in vitro diagnostics corporation, the Partner, to jointly develop diagnostic solutions for infectious disease testing, based on next-generation sequencing, or NGS, technology. Ares Genetics and the Partner also entered into an R&D option agreement for the first phase of the partnership. Ares Genetics received an option fee of approximately $550,000. The initial term of the R&D collaboration is 10 months, ending July 13, 2020 with payments excluding the option fee of approximately $1.2 million. The Partner may terminate, at any time and for any reason, with 30 days’ written notice.

In the first phase of the collaboration, which lasted 10 months, the parties have further enriched ARESdb with a focus on certain pathogens relevant in a first, undisclosed infectious disease indication. Additional clinical isolates of such pathogens have been sequenced by Ares Genetics at its recently established NGS laboratory in Vienna, Austria. Based on this enlarged and enriched dataset, Ares Genetics has further developed the algorithms for predictive antibiotic resistance testing for drug/pathogen combinations particularly relevant in the targeted indication to enable NGS-based infectious disease diagnostics.

Under the initial agreement, the Partner funded Ares Genetics’ R&D activities for the genotypic and phenotypic characterization of additional bacterial strains to augment ARESdb and the development of optimized algorithms for predicting antibiotic resistance. Furthermore, in return for the up-front option fee, the Partner obtained a three-month right for first negotiation for an exclusive human clinical diagnostic use license to ARESdb and the ARES Technology Platform. The option can be exercised during the term of the agreement plus three months.

The Company recognized approximately $456,000 of revenue related to the contract during the three months ended June 30, 2020.

FISH License

The Company is a party to one license agreement to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 for each of the three months ended June 30, 2020 and 2019. The Company recognized net royalty expense of $125,000 for each of the six months ended June 30, 2020 and 2019. Annual future minimum royalty fees are $250,000 under this agreement.

Note 12 – Related party transactions

Prior to his departure from the Company’s Board on June 30, 2019, Dr. David Rubin served as a representative of Merck Global Health Innovation Fund, or MGHIF, an affiliate of Merck, Inc. The Company has the following relationships with Merck and its subsidiaries:

On June 11, 2018, the Company executed the Allonge to its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to MGHIF. The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021. On July 30, 2018, the Company issued 7,212 shares of common stock to MGHIF in a private placement transaction for $285,512 of accrued and unpaid interest due as of July 14, 2018 under the MGHIF Note.

On April 1, 2020, as part of the Transaction, Oliver Schacht, Ph.D., the former CEO of Curetis N.V., was appointed as the CEO of the Company, and Johannes Bacher the former COO of Curetis N.V. was appointed as the Chief Operating Officer of the Company. Effective April 1, 2020, Mr. Schacht and Mr. Bacher were appointed as liquidators of Curetis N.V. in liquidation and Curetis GmbH was designated as Custodian of the Books for Curetis N.V. During the quarter ended June 30, 2020, Curetis N.V. in liquidation processed payroll for Mr. Schacht and Mr. Bacher and invoiced OpGen and Curetis GmbH, respectively, in line with their signed management agreements.

Note 13 – Subsequent Events

On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility for an additional €5 million tranche. This additional tranche is earmarked to co-fund R&D programs across several of the platforms and the entire product portfolio of OpGen subsidiaries Curetis and Ares Genetics as it relates to COVID-19.

This additional tranche, which can be drawn down, subject to certain conditions, at Curetis’ option within nine months from the Effective Date of the amendment, will also have a five-year term to maturity from such draw-down date and will accrue interest at a rate of 10% per annum. All interest payments during that five-year term are compounded and become payable only upon maturity of the principal amount of this tranche. The EIB tranche disbursement will become available subject to typical conditions precedent including a pledge of certain Curetis IP rights as security to EIB. The parties have furthermore agreed on a 0.7% PPI. Upon maturity of the tranche, i.e. not before mid 2025 (and no later than early 2027 depending on draw-down date), EIB will be entitled to an additional payment that is equity-linked and equivalent to 0.7% of the then total equity valuation of OpGen. The parties have also adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity between mid-2024 and mid-2025. This adjustment follows the respective stockholder ownership interest in OpGen following the business combination with Curetis as of April 1, 2020. All other terms and conditions of the EIB financing contract with Curetis remain unchanged.

Additionally, on July 10, 2020, EIB agreed to defer total interest payments of €720k due in April and June 2020 under the first three tranches of the debt financing facility until December 31, 2020.

On July 13, 2020, the Company entered into a strategic co-promotion partnership with Menarini Silicon Biosystems (“MSB”), the pioneer of liquid biopsy and rare cell technologies, for its CELLSEARCH Circulating Endothelial Cell (“CEC”) Kit, relevant to study progression of COVID-19 disease, and other COVID-19-related products. Effective immediately, MSB’s CELLSEARCH system, CELLSEARCH CEC kit and COVID-19 related products will be marketed and promoted by OpGen to infectious disease healthcare providers and researchers in North America through its dedicated team of sales and marketing experts. The partnership will focus on promoting MSB’s CELLSEARCH system for CEC application, for the enrichment and enumeration of CEC from whole blood. CEC count is useful in studying the progression of COVID-19 and potentially in identifying patients at risk of developing more severe complications.

Both parties intend to expand the portfolio of COVID-19 products and platforms available over the coming months as they become available for sale. The OpGen commercial team will offer these products to its contacts in infectious disease hospitals, labs, research centers, along with distributors and other relevant stakeholders in the COVID-19 testing space.

Subsequent to June 30, 2020, the German Federal Ministry for Economic Affairs and Energy (“BMWi”) initiated an investigation of the OpGen business combination with Curetis with regards to its impact on the public order and security of the Federal Republic of Germany as well as national healthcare interests in the light of the current COVID-19 pandemic. OpGen has already responded to all questions currently raised by the BMWi and will remain in constructive dialogue with the BMWi with a view to completing the process as swiftly as possible.

Subsequent to June 30, 2020, the Company issued 311,003 shares of common stock to Yorkville upon the conversion of the remaining outstanding principal balance of approximately $550,000 of the Convertible Notes. Following such issuance, no Convertible Notes remain outstanding.

Subsequent to June 30, 2020, the Company sold 1,523,663 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $3.6 million, and gross proceeds of $3.8 million.

Subsequent to June 30, 2020, the Company issued 185,000 shares of common stock pursuant to the exercise of outstanding warrants sold in the October 2019 Public Offering for gross proceeds of approximately $370,000. As of August 12, 2020, 444,000 common warrants related to the October 2019 Public Offering remain outstanding.

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

Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, QuickFISH, PNA FISH, Acuitas AMR Gene Panel, Acuitas® Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction.

On April 1, 2020, we completed our business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (“Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”) and certain other assets and liabilities of the Seller (together, “Curetis”). Curetis is an early commercial-stage molecular diagnostics (MDx) company focused on rapid infectious disease testing for hospitalized patients with the aim to improve the treatment of hospitalized, critically ill patients with suspected microbial infection and has developed the innovative Unyvero molecular diagnostic solution for comprehensive infectious disease testing. The Transaction was designed principally to leverage each company’s existing research and development and relationships with hospitals and clinical laboratories to accelerate the sales of both companies products and services.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection and urinary tract infection:

•	The Unyvero Lower Respiratory Tract, or LRT, test is the first FDA cleared test that can be used for the detection of more than 90% of common causative agents of hospitalized pneumonia. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. The Unyvero LRT BAL automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We are also commercializing the Unyvero LRT test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients that can be difficult to diagnose. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

•	The Unyvero Urinary Tract Infection, or UTI, test is being made available to laboratories as a research use only or RUO kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens,

•	The Acuitas AMR Gene Panel (isolates) is currently pending final FDA review and a potential clearance decision. The Acuitas AMR Gene Panel (Urine) test is being developed for patients at risk for cUTI and is designed to test for up to five pathogens and up to 47 antimicrobial resistance genes. When paired with the Acuitas Lighthouse software, we believe the test will be able to help improve management of the more than one million patients in the United States with cUTI. The Acuitas AMR Gene Panel (Urine) is in testing for preparation of a De Novo submission with the FDA. We are pursuing a Class I designation through a De Novo Request for the Acuitas AMR Gene Panel (Urine) test following an initial 510(k) submission for use with bacterial isolates.

OpGen has extensive offerings of additional in vitro diagnostic tests including CE-marked Unyvero tests for implant and tissue infections, intra-abdominal infections, complicated urinary tract infections, and blood stream infections, and the QuickFISH and PNA FISH FDA-cleared and CE-marked diagnostics used to rapidly detect pathogens in positive blood cultures, which we believe have an established market position in the United States.

OpGen’s combined AMR informatics offerings, once all such products are cleared for marketing, if ever, will offer important new tools to clinicians treating patients with AMR infections. OpGen has collaborated with Merck, Inc. to establish the Acuitas Lighthouse Knowledgebase, which is currently commercially available in the United States for RUO. The Acuitas Lighthouse Knowledgebase includes approximately 15,000 bacterial isolates from the Merck SMART surveillance network of 192 hospitals in 52 countries and other sources. Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the SIEMENS microbiology strain collection covering resistant pathogens and its development has significantly expanded, also by transferring data from the Acuitas Lighthouse® into ARESdb. In September 2019, Ares Genetics signed a technology evaluation agreement with an undisclosed global IVD corporation. In the collaboration, Ares Genetics further enriched ARESdb with a focus on certain pathogens relevant in a first, undisclosed infectious disease indication. Ares Genetics intends to independently utilize the proprietary biomarker content in these databases, as well as to build an independent business in NGS and AI based offerings for AMR research and diagnostics in collaboration with partners in the life science, pharmaceutical and diagnostics industries. Ares Genetics has recently signed up Siemens Technology Accelerator and AGES (Austrian Agency for Health and Food Safety) as new customers, as well as entered into another technology assessment and feasibility project with another undisclosed major global IVD corporation.

The Unyvero A50 tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE marked in 2012 and was FDA cleared in 2018 along with the LRT test through the De Novo process. As of June 30, 2020, there is an installed base of about 170 Unyvero A50 Analyzers globally. The Unyvero A30 RQ is a new device designed to address the low to mid-plex testing market for 5-30 DNA targets and to provide results in 45 to 90 minutes with 2-5 minutes of hands on time. The Unyvero A30 RQ has a small laboratory footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ.

OpGen has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. Partners include A. Menarini Diagnostics for pan-European distribution to currently 11 countries; MGI/BGI for NGS-based molecular microbiology applications in China; and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. OpGen has a network currently consisting of 26 distributors covering 45 countries.

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Acuitas AMR Gene Panel (Urine) diagnostic test and the Acuitas Lighthouse Software products. OpGen will continue to offer the Acuitas AMR Gene Panel (Isolates) and Acuitas Lighthouse Software as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations, (CROs).

Our headquarters are in Gaithersburg, Maryland, and our principal operations are in Gaithersburg, Maryland and Holzgerlingen and Bodelshausen, both in Germany. We also have operations in Vienna, Austria. We operate in one business segment.

Recent developments

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in the financial markets.

As a result, we have experienced a material impact on our business, financial condition or results of operations for the six months ended June 30, 2020 and significant business disruptions as a result of the outbreak. For example, most of our employees are currently working remotely from home, we have suspended all business travel, and we are unable to physically meet with future and current customers to sell and market our products. In addition, the COVID-19 pandemic has interrupted many of our clinical activities, which will delay our ability to complete clinical trials and obtain regulatory approval for new products.

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

Financings

Since inception, we have incurred, and continue to incur, significant losses from operations. We have funded our operations primarily through external investor financing arrangements. During 2019, we raised net proceeds of approximately $13.1 million. On February 11, 2020, we entered into an ATM Agreement with Wainwright, pursuant to which we may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $15.7 million of shares of our common stock through Wainwright, as sales agent. During the three months ended June 30, 2020, we sold 2,739,442 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $5.9 million, and gross proceeds of $6.1 million. During the six months ended June 30, 2020, we sold 5,554,376 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $11.4 million, and gross proceeds of $11.9 million. Additionally, during the six months ended June 30, 2020, approximately 4.1 million common warrants issued in our October 2019 Public Offering were exercised raising net proceeds of approximately $8.1 million. See Note 2 (“Liquidity and management’s plan”) to the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information.

Results of operations for the three months ended June 30, 2020 and 2019

The results of operations for the three months ended June 30 2019 herein exclude results from operations of Curetis and its subsidiaries for the three months ended June 30, 2019.

Revenues

	Three months ended June 30,
	2020	2019
Product sales	$601,304	$504,293
Laboratory services	25,992	5,250
Collaboration revenue	561,089	500,000
Total revenue	$1,188,385	$1,009,543

Total revenue for the three months ended June 30, 2020 increased approximately 18% when compared to the same period in 2019, with a change in the mix of revenue, as follows:

•	Product Sales: an increase in revenue of approximately 19% in the 2020 period compared to the 2019 period is primarily attributable to the inclusion of Curetis products sales subsequent to the Transaction, offset in part by a reduction in the sale of our rapid pathogen ID testing products due to the loss of large customers and COVID-19;
•	Laboratory Services: an increase in revenue of approximately 395% in the 2020 period compared to the 2019 period is primarily attributable to the inclusion of Ares Genetics laboratory services subsequent to the Transaction; and
•	Collaboration Revenue: an increase in revenue of approximately 12% in the 2020 period compared to the 2019 period is primarily the result of lower revenue from our contract with the New York State Department of Health, offset by the inclusion of Ares Genetics Collaboration revenue subsequent to the Transaction.

Operating expenses

	Three months ended June 30,
	2020	2019
Cost of products sold	$713,916	$198,493
Cost of services	252,655	251,981
Research and development	2,979,025	1,153,584
General and administrative	2,491,571	1,592,845
Sales and marketing	1,044,032	393,567
Transaction costs	225,000	—
Total operating expenses	$7,706,199	$3,590,470

Our total operating expenses for the three months ended June 30, 2020 increased approximately 115% when compared to the same period in 2019. Operating expenses changed as follows:

•	Costs of products sold: cost of products sold for the three months ended June 30, 2020 increased approximately 260% when compared to the same period in 2019. The change in costs of products sold is primarily attributable to the inclusion of Curetis cost of products sold subsequent to the Transaction as well as increased regulatory costs and an increase in the Company’s inventory reserve;
•	Costs of services: cost of services for the three months ended June 30, 2020 did not materially change when compared to the same period in 2019;
•	Research and development: research and development expenses for the three months ended June 30, 2020 increased approximately 158% when compared to the same period in 2019. The change in research and development is primarily attributable to the inclusion of Curetis research and development expenses subsequent to the Transaction;
•	General and administrative: general and administrative expenses for the three months ended June 30, 2020 increased approximately 56% when compared to the same period in 2019, primarily due to the inclusion of Curetis expenses subsequent to the Transaction, as well as an increase in payroll related costs;
•	Sales and marketing: sales and marketing expenses for the three months ended June 30, 2020 increased approximately 165% when compared to the same period in 2019, primarily due to the inclusion of Curetis sales and marketing expenses subsequent to the Transaction, partially offset by lower travel costs; and
•	Transaction costs: transaction costs for the three months ended June 30, 2020 represent one-time costs incurred as part of the business combination with Curetis;

Other expense

	Three months ended June 30,
	2020	2019
Interest expense	$(1,044,891)	$(37,129)
Foreign currency transaction (losses) gains	(289,788)	9,879
Other (expense) income	(5,656)	15,166
Change in fair value of derivative financial instruments	382,511	—
Total other expense	$(957,824)	$(12,084)

Our total other expense for the three months ended June 30, 2020 when compared to the same period in 2019 increased primarily due to an increase in interest expense associated with the debt assumed as part of the Transaction with Curetis.

Results of operations for the six months ended June 30, 2020 and 2019

The results of operations for the six months ended June 30, 2020 and 2019 herein exclude results from operations of Curetis and its subsidiaries for the three months ended March 31, 2020 and the six months ended June 30, 2019.

Revenues

	Six months ended June 30,
	2020	2019
Product sales	$968,237	$1,024,470
Laboratory services	25,992	5,250
Collaboration revenue	811,089	1,000,000
Total revenue	$1,805,318	$2,029,720

Total revenue for the six months ended June 30, 2020 decreased approximately 11% when compared to the same period in 2019, with a change in the mix of revenue, as follows:

•	Product Sales: a decrease in revenue of approximately 5% in the 2020 period compared to the 2019 period is primarily attributable to a reduction in the sale of our rapid pathogen ID testing products due to the loss of large FISH products customers and COVID-19, partially offset by the inclusion of Curetis products sales subsequent to the Transaction;
•	Laboratory Services: an increase in revenue of approximately 395% in the 2020 period compared to the 2019 period is primarily attributable to the inclusion of Ares Genetics laboratory services subsequent to the Transaction; and
•	Collaboration Revenue: a decrease in revenue of approximately 19% in the 2020 period compared to the 2019 period is primarily the result of lower revenue from our contract with the New York State Department of Health, offset by the inclusion of Collaboration revenue subsequent to the Transaction.

Operating expenses

	Six months ended June 30,
	2020	2019
Cost of products sold	$990,470	$419,195
Cost of services	390,321	396,463
Research and development	4,196,581	2,929,966
General and administrative	4,193,019	3,340,430
Sales and marketing	1,326,309	765,800
Transaction costs	470,322	—
Impairment of intangible assets	750,596	—
Impairment of right-of-use asset	—	520,759
Total operating expenses	$12,317,618	$8,372,613

Our total operating expenses for the six months ended June 30, 2020 increased approximately 47% when compared to the same period in 2019. Operating expenses changed as follows:

•	Costs of products sold: cost of products sold for the six months ended June 30, 2020 increased approximately 136% when compared to the same period in 2019. The change in costs of products sold is primarily attributable to the inclusion of Curetis cost of products sold subsequent to the Transaction as well as increased regulatory costs and an increase in the Company’s inventory reserve;
•	Costs of services: cost of services for the six months ended June 30, 2020 decreased approximately 2% compared to the same period in 2019. The change in cost of service was primarily attributable to lower costs associated with our NYSDOH contract partially offset by the inclusion of Curetis cost of services subsequent to the Transaction;
•	Research and development: research and development expenses for the six months ended June 30, 2020 increased approximately 43% when compared to the same period in 2019. The change in research and development is primarily attributable to the inclusion of Curetis research and development expenses subsequent to the Transaction;

•	General and administrative: general and administrative expenses for the six months ended June 30, 2020 increased approximately 26% when compared to the same period in 2019, primarily due to the inclusion of Curetis expenses subsequent to the Transaction;
•	Sales and marketing: sales and marketing expenses for the six months ended June 30, 2020 increased approximately 73% when compared to the same period in 2019, primarily due to the inclusion of Curetis sales and marketing expenses subsequent to the Transaction, partially offset by lower travel costs;
•	Transaction costs: transaction costs for the six months ended June 30, 2020 represent one-time costs incurred as part of the business combination with Curetis;
•	Impairment of intangible assets: impairment of intangible assets for the six months ended June 30, 2020 represents the write down of intangible assets acquired from AdvanDx in 2015; and
•	Impairment of right-of-use asset: impairment of right-of-use asset for the six months ended June 30, 2019 represents the impairment of our Woburn, Massachusetts ROU asset recorded as part of the Company’s adoption of ASU 2016-02, Leases (Topic 842) in 2019.

Other income (expense)

	Six months ended June 30,
	2020	2019
Interest expense	$(1,083,158)	$(93,573)
Foreign currency transaction losses	(293,664)	(472)
Other income (expense)	81,679	(9,256)
Change in fair value of derivative financial instruments	382,511	67
Total other income (expense)	$(912,632)	$(103,234)

Our total other expense for the six months ended June 30, 2020 when compared to the same period in 2019 increased primarily due to an increase in interest expense associated with the debt assumed as part of the Transaction with Curetis.

Liquidity and capital resources

As of June 30, 2020, we had cash and cash equivalents of $12.9 million compared to $2.7 million at December 31, 2019. We have funded its operations primarily through external investor financing arrangements and have raised funds in 2020 and 2019, including:

During the three months ended June 30, 2020, we sold 2,739,442 shares of common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $5.9 million, and gross proceeds of $6.1 million. During the six months ended June 30, 2020, we sold 5,554,376 shares of common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $11.4 million, and gross proceeds of $11.9 million.

During the six months ended June 30, 2020, approximately 4.1 million common warrants issued in our October 2019 Public Offering were exercised for net proceeds of approximately $8.1 million.

On October 28, 2019, we closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit. The offering raised gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million.

On March 29, 2019, we closed the March 2019 Public Offering of 450,000 shares of our common stock at a public offering price of $12.00 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

To meet its capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We believe that current cash on hand will be sufficient to fund operations into the early first quarter of 2021. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital during or before the end of the first quarter of 2021, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, we would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(9,232,741)	$(5,824,158)
Net cash (used in) provided by investing activities	(934,208)	4,570
Net cash provided by financing activities	20,125,405	4,324,976

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2020 consists primarily of our net loss of $11.4 million, reduced by certain noncash items, including impairment of intangible assets of $0.7 million, depreciation and amortization expense of $0.9 million, non-cash interest expense of $0.8 million, and share-based compensation expense of $0.1 million. Net cash used in operating activities for the six months ended June 30, 2019 consists primarily of our net loss of $6.4 million, reduced by certain noncash items, including impairment of ROU asset of $0.5 million, depreciation and amortization expense of $0.5 million, and stock-based compensation expense of $0.2 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the six months ended June 30, 2020 consisted primarily of funds provided to Curetis GmbH as part of the Interim Facility offset by the acquisition of Curetis net of cash acquired of $1.3 million. Net cash provided by investing activities for the six months ended June 30, 2019 consisted of the purchase of property and equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 of $20.1 million consisted primarily of the net proceeds from the 2020 ATM Offering, exercises of common stock warrants, and issuance of debt. Net cash provided by financing activities for the six months ended June 30, 2019 of $4.3 million consisted primarily of the net proceeds from the March 2019 Public Offering.

Critical accounting policies and use of estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, share-based compensation, allowances for doubtful accounts and inventory obsolescence, valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Off-balance sheet arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On April 1, 2020, OpGen completed its business combination transaction of Curetis. The Company has not yet completed an assessment of the design and/or operating effectiveness of Curetis’ internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the following:

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 contain explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2019 and 2018, we had net losses of $12.4 million and $13.4 million, respectively. From our inception through June 30, 2020, we had an accumulated deficit of $185.9 million. The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 each contain explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2019 and 2020 to date, including the October 2019 Public Offering, March 2019 Public Offering, and 2020 ATM Offering. The net proceeds from such financings were approximately $32.6 million. We believe we can fund our operations into the first quarter of 2021, but cannot assure you that we can continue to raise the capital necessary to fund our business.

We need to raise equity capital to support our business. If we cannot do so successfully, we will not be able to continue as a going concern.

We need to raise equity capital to support our business. If we cannot do so successfully, we will not be able to continue as a going concern. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, the 2020 ATM Offering, additional equity financings, debt financings, convertible note issuances, and other funding transactions, licensing and/or partnering arrangements and business combination transactions.

For example, in July 2015, in connection with our acquisition of our subsidiary, AdvanDx, MGHIF made investments in the Company, including the $1 million MGHIF Note, secured by a security interest in substantially all of our assets, including our intellectual property assets. The debt is due to be paid in six semi-annual payments of $166,667, which began on January 2, 2019 and will end on July 1, 2021. Such secured creditor rights could negatively impact our ability to raise money in the future. If we default on payments under the MGHIF Note, MGHIF has the rights of a secured creditor. If those rights are exercised, it could have a material adverse effect on our financial condition.

Further, in 2016, Curetis entered into a contract for an up to €25 million senior, unsecured loan financing facility from the European Investment Bank (“EIB”), which we assumed in connection with our acquisition of Curetis. As of June 30, 2020, €18.0 million plus deferred interest in the amount of approximately €3.4 million was outstanding under the contract.

We believe that additional equity financings are the most likely source of capital going forward. There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations into the early first quarter of 2021. In the event we are unable to successfully raise additional capital during or before the first quarter of 2021, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

The COVID-19 pandemic has adversely impact our business, financial condition and results of operations.

The COVID-19 pandemic has impacted the global economy and has impacted our operations in the United States and abroad, including by negatively impacting our sales and revenue. As a result, our total revenues have decreased significantly, and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic. We have experienced significant reductions in the demand for certain of our products, particularly due to the decline in elective medical procedures and medical treatment unrelated to COVID-19, which negatively impacted our revenues in the first half of fiscal year 2020. As the pandemic continues, we expect to continue to experience weakened demand for these products as a result of the reduction in elective and non-essential procedures, lower utilization of routine testing and related specimen collection, reduced spend by customers and reduced demand from research laboratories.

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

At this point in time, there remains significant uncertainty relating to the potential effect of the novel coronavirus on our business and results of operations. As coronavirus becomes more widespread, each day manufacturing closures and travel restrictions may remain or worsen, all of which would have a negative impact on our ability to operate our business, financial condition and results of operations.

Moreover, we have transitioned a significant subset of our office-based employee population to a remote work environment in an effort to mitigate the spread of COVID-19, which may exacerbate certain risks to our business, including cybersecurity attacks and risk of phishing due to an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers). Additionally, we may find that remote work arrangements are not as efficient as physical operations. Specifically, due to ongoing travel and immigration issues related to the ongoing COVID-19 pandemic, our Chief Executive Officer is required to work from Germany. His ability to oversee and manage the Company from outside of the United States may further exacerbate risks to our results of operations and financial position.

We and our wholly-owned subsidiary, Curetis USA, accepted loans under the CARES Act pursuant to the Paycheck Protection Program, or the PPP, which loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

We have secured loans under the CARES Act Paycheck Protection Program (“PPP”) in the aggregate amount of approximately $1.1 million. We intend to use such funds for the intended purposes to maintain our employee base and pay rent and utility expenses. There has been significant negative publicity regarding the receipt of PPP loans by publicly traded companies, and there is a risk that our receipt of PPP loans will be closely scrutinized and additional requirements will be imposed on us by the lender and the Small Business Association, or the SBA.

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

In addition, the SBA previously stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP loans, we are found to have been ineligible to receive the PPP loans or in violation of any of the laws or governmental regulations that apply to us in connection with the PPP loans, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loans. In the event that we seek forgiveness of all or a portion of the PPP loans, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Customer demand for and our ability to sell and market our products may be adversely affected by the COVID-19 pandemic and the legislative and regulatory responses thereto.

U.S. state and local governments as well as many governments around the world have imposed orders, restrictions and recommendations resulting in closures of businesses, work stoppages, travel restrictions, social distancing practices and cancellations of gatherings and events. Such orders, restrictions and recommendations, combined with fears of the spreading of COVID-19, has and may continue to cause certain of our customers to delay, cancel or reduce orders of our products and makes it difficult to facilitate meetings with current and potential customers, as our sales personnel often rely on in-person meetings and interaction with our customers. COVID-19 related restrictions have thus harmed our sales efforts, and continued restrictions could have a negative impact on our sales and results of operations. We are unable to accurately predict how these factors will reduce our sales going forward and when these orders, restrictions and recommendations will be relaxed or lifted. There can be no assurances that our customers and distributors will resume purchases of our products upon termination of these governmental orders, restrictions and recommendations, particularly if there remains any continued community outbreak of COVID-19. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products. If our sales decline, or if such lost sales are not recoverable in the future, our revenues, business and results of operations will be significantly adversely affected.

It is not possible to predict the future of the emerging COVID-19 global pandemic or the development of potential tests or treatments. No assurance can be given that our products will aid in the testing or the treatment of this virus.

We offer products for the testing for SARS-CoV-2, the causal pathogen of COVID-19. We may offer other products for testing or treatment of coronavirus. There can be no assurance that the existing test or any such future tests will be broadly adopted for use. We are among many companies that are trying to develop tests for coronavirus, most of whom have far greater resources than us. If one of these companies develops an effective test, our development of such tests may not significantly increase our revenues and results of operations.

We incurred significant indebtedness as a result of the combination with Curetis, which could have a material adverse effect on our financial condition.

On April 1, 2020, we assumed the indebtedness of Curetis N.V. and Curetis. As of June 30, 2020, we owed indebtedness of approximately $550,000 to Yorkville under the Convertible Notes with maturity in June 2021 and owed indebtedness of $20.2 million of principal (plus interest of $3.8 million) under a loan provided by the European Investment Bank with maturities in 2022, 2023, and 2024. In addition, we have secured indebtedness to MGHIF under the MGHIF Note. OpGen may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on us.

We have incurred significant transaction costs as a result of the business combination transaction with Curetis, which could have a material adverse effect on our financial condition.

We have incurred significant one-time transaction costs related to the business combination with Curetis. These transaction costs include legal and accounting fees and expenses and filing fees, printing expenses, banking advisory fees, and other related charges. Additional costs will be incurred in connection with integrating the two companies’ businesses. Costs in connection with the transaction and integration may be higher than expected. These costs could adversely affect our financial condition, operating results or prospects.

The business combination transaction with Curetis significantly changed the business and operations of OpGen. We may face challenges integrating the businesses.

Following the consummation of the combination with Curetis, we will continue as the operating entity and both the size and geographic scope of our business will significantly increase. Most of the Curetis business is currently conducted in Europe, Asia and other countries outside of the United States, and many of the Curetis employees are located outside of the United States. In addition, the majority of the initial board of directors consist of individuals appointed by Curetis N.V., and we expect that the focus of our business may shift to Curetis operations. We may face challenges integrating such geographically diverse businesses and implementing a smooth transition of business focus and governance in a timely or efficient manner, especially while the global COVID-19 pandemic is continuing. In particular, if the effort we devote to the integration of our businesses diverts more management time or other resources from carrying out our operations than we originally planned, our ability to maintain and increase revenues as well as manage our costs could be impaired. Furthermore, our capacity to expand other parts of our existing businesses may be impaired. We also cannot assure you that our combination with Curetis will function as we anticipate, or that significant synergies will result from the business combination. Any of the above could have a material adverse effect on our business.

Management and the board of directors of OpGen changed upon the consummation of our acquisition of the Curetis businesses. We cannot assure you that this will not have a material impact on our business.

Oliver Schacht, Ph.D., the prior chief executive officer of Curetis N.V., became the chief executive officer at the closing of our acquisition of the Curetis business. Pursuant to the acquisition, four members of our board of directors following the closing were appointed by Curetis N.V. and two by OpGen. Any new members of management or new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served as executive officers or directors and, thus, may have different views on the issues that will determine our future. Additionally, the ability of our new directors to quickly expand their knowledge of our operations will be critical to their ability to make informed decisions about our business and strategies, particularly given the competitive environment in which we operate. As a result, our future strategy and plans may differ materially from those of the past.

The acquisition of the Curetis businesses may not lead to the growth and success of the combined business that we believe will occur.

Although we believe the combination of the OpGen and Curetis businesses provides a significant commercial opportunity for growth, we may not realize all of the synergies that we anticipate and may not be successful in implementing our commercialization strategy. Our combined business will be subject to all of the risks and uncertainties inherent in the pursuit of growth in our industry and we may not be able to successfully sell our products, obtain the regulatory clearances and approvals we apply for or, or realize the anticipated benefits from our distribution, collaboration and other commercial partners. If we are not able to grow our business as a commercial enterprise, our financial condition will be negatively impacted.

Integrating the businesses of OpGen and Curetis may disrupt or have a negative impact on OpGen.

We could have difficulty integrating the assets, personnel and business of OpGen and Curetis. The proposed transaction was complex and we have devoted and will need to continue to devote significant time and resources to integrating the businesses. Risks that could impact us negatively include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Implementation Agreement, dated as of September 4, 2019, by and among Curetis N.V., Crystal GmbH, and OpGen (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 4, 2019).

3.1	Amendment to the Amended and Restated Bylaws of OpGen, Inc., dated August 5, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

10.1	At the Market Offering Agreement, by and between OpGen, Inc. and H.C. Wainwright & Co., LLC dated February 11, 2020 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2020).

10.2	Amended and Restated Management Services Agreement, dated April 2, 2020, by and between OpGen, Inc. and Oliver Schacht (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 2, 2020).

10.3	Amended and Restated Stock Option Plan, dated April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2020).

10.4	Transition Agreement between OpGen, Inc. and Evan Jones (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 2, 2020).

10.5	Term Note between OpGen, Inc. and Silicon Valley Bank, dated April 22, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).

10.6	Term Note between Curetis USA Inc. and Silicon Valley Bank, dated April 22, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 28, 2020).

10.7	Managing Director’s Employment Contract by and between Curetis GmbH and Oliver Schacht, Ph.D dated August 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

10.8	Managing Director’s Employment Contract by and between Curetis GmbH and Johannes Bacher, dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

10.9	Interim Facility Agreement, dated as of November 12, 2019, by and between Curetis GmbH, as Borrower and Crystal GmbH, a wholly owned subsidiary of the Registrant, as Lender (incorporated by reference to Exhibit 10.31 to the Registrant’s Form S-4 filed on November 12, 2019).

10.10	Exclusive International Distributor Agreement, dated as of September 25, 2015, between Curetis AG and Beijing Clear Biotech Co. Ltd (incorporated by reference to Exhibit 10.32 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.11	Amendment 1 to the Exclusive International Distributor Agreement, dated as of October 11, 2018, between Curetis GmbH and Beijing Clear Biotech (incorporated by reference to Exhibit 10.32.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.12	Assumption of contract, dated as of May 30, 2016, by and between Curetis GmbH, Beijing Clear Bio-tech Co. Ltd and Technomed (Hong Kong) Ltd. (incorporated by reference to Exhibit 10.32.3 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.13	Non-Exclusive Patent License and Research Collaboration Agreement, dated as of October 5, 2015, between Acumen Research Laboratories Pte Ltd and Curetis AG (incorporated by reference to Exhibit 10.33 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.14	Exclusive International Distributor Agreement, dated as of October 5, 2015, between Curetis AG and Acumen Research Laboratories Pte Ltd (incorporated by reference to Exhibit 10.34.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.15	Amendment 1 to the Exclusive International Distributor Agreement, dated as of November 15, 2015, between Curetis GmbH and Acumen Research Laboratories Pte Ltd (incorporated by reference to Exhibit 10.34.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.16	Technology Transfer, Technical Cooperation and License Agreement, dated as of September 7, 2016, by and between Curetis GmbH and Siemens Technology Accelerator GmbH (incorporated by reference to Exhibit 10.35.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.17	First Amendment Agreement to the Technology Transfer, Technical Cooperation and License Agreement, dated as of May 17, 2018, by and between Ares Genetics GmbH and Siemens Technology Accelerator GmbH (incorporated by reference to Exhibit 10.35.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.18	Memorandum of Understanding, dated as of September 12, 2017, between Curetis GmbH, Ares Genetics GmbH and MGI Tech Co., Ltd. (incorporated by reference to Exhibit 10.36 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.19	Authorization and Supply Agreement, dated as of January 10, 2018, between MGI Tech Co., Ltd. And Curetis GmbH (incorporated by reference to Exhibit 10.37 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.20	Technology Purchase Agreement, dated as of December 13, 2016, between Systec Elektronik und Software GmbH, Carpegen GmbH and Curetis GmbH (incorporated by reference to Exhibit 10.38 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.21	Services Frame Agreement, dated as of December 14, 2018, between Ares Genetics GmbH and Sandoz International GmbH (incorporated by reference to Exhibit 10.39.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.22	Work Order Agreement, dated as of December 14, 2018, between Ares Genetics GmbH and Sandoz International GmbH (incorporated by reference to Exhibit 10.39.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.23	License Agreement, dated as of February 18, 2019, between Ares Genetics GmbH and QIAGEN GmbH and the QIAGEN Affiliates (incorporated by reference to Exhibit 10.40.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.24	First Amendment to License Agreement, dated as of September 18, 2019, between Ares Genetics GmbH and QIAGEN GmbH (incorporated by reference to Exhibit 10.40.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.25	Technology Evaluation Agreement, dated as of September 13, 2019, between Ares Genetics and [***](incorporated by reference to Exhibit 10.41 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.26	Amendment and Restatement Agreement in relation to the Finance Contract, dated December 12, 2016, dated as of May 20, 2019, between Curetis GmbH, Curetis N.V., Curetis USA INC., Ares Genetics GmbH and European Investment Bank (incorporated by reference to Exhibit 10.42 to the Registrant’s Form S-4/A filed on December 20, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	August 14, 2020

