Form 10-Q
period 2020-09-30
OPGEN INC
filed 2020-11-16
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

20,155,039 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 12, 2020.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to integrate the OpGen, Curetis, and Ares Genetics businesses;
•	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	receipt of regulatory clearance of our submitted 510(k) pre-market submission for our Acuitas AMR Gene Panel test for use with bacterial isolates;
•	the impact of the coronavirus pandemic on our business and operations;
•	the completion of our development efforts for our Acuitas Lighthouse Software, Unyvero UTI and IJI panels, Unyvero A30 RQ platform and ARESdb and the timing of regulatory submissions;
•	our ability to sustain or grow our customer base for our Unyvero IVD products as well as our current research use only products;
•	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA;
•	anticipated trends and challenges in our business and the competition that we face;
•	the execution of our business plan and our growth strategy;
•	our expectations regarding the size of and growth in potential markets;
•	our opportunity to successfully enter into new collaborative or strategic agreements;
•	compliance with the U.S. and international regulations applicable to our business; and
•	our expectations regarding future revenue and expenses;

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including but not limited to OpGen®, Curetis®, Unyvero®, ARES® and ARES GENETICS®, Acuitas®, Acuitas Lighthouse®, AdvanDx®, QuickFISH®, and PNA FISH®. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$10,488,072	$2,708,223
Accounts receivable, net	423,432	567,811
Inventory, net	2,975,060	473,030
Note receivable	—	2,521,479
Prepaid expenses and other current assets	1,072,364	396,760
Total current assets	14,958,928	6,667,303
Property and equipment, net	3,370,847	130,759
Finance lease right-of-use assets, net	571,329	958,590
Operating lease right-of-use assets	1,373,418	1,043,537
Goodwill	8,057,894	600,814
Intangible assets, net	16,071,680	817,550
Other noncurrent assets	300,744	203,271
Total assets	$44,704,840	$10,421,824
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,240,351	$1,056,035
Accrued compensation and benefits	2,003,002	855,994
Accrued liabilities	2,664,581	1,046,661
Deferred revenue	51,622	9,808
Current maturities of long-term debt	1,156,517	373,599
Short-term finance lease liabilities	348,000	579,030
Short-term operating lease liabilities	1,142,435	1,017,414
Total current liabilities	8,606,508	4,938,541
Long-term debt, net	18,159,433	329,456
Long-term finance lease liabilities	76,701	313,263
Long-term operating lease liabilities	554,295	547,225
Derivative liabilities	74,239	—
Other long-term liabilities	154,716	—
Total liabilities	27,625,892	6,128,485
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 19,799,348 and 5,582,280 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	197,993	55,823
Additional paid-in capital	208,892,463	178,779,814
Accumulated deficit	(193,625,510)	(174,524,983)
Accumulated other comprehensive income (loss)	1,614,002	(17,315)
Total stockholders’ equity	17,078,948	4,293,339
Total liabilities and stockholders’ equity	$44,704,840	$10,421,824

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Product sales	$601,562	$573,035	$1,569,799	$1,597,505
Laboratory services	112,892	185	138,884	5,435
Collaboration revenue	342,311	75,000	1,153,400	1,075,000
Total revenue	1,056,765	648,220	2,862,083	2,677,940
Operating expenses
Cost of products sold	1,350,296	262,373	2,340,766	681,568
Cost of services	159,794	196,184	550,115	592,647
Research and development	2,433,553	1,139,369	6,630,134	4,069,335
General and administrative	2,356,413	1,560,706	6,549,432	4,901,136
Sales and marketing	932,671	376,955	2,258,980	1,142,755
Transaction costs	—	538,061	470,322	538,061
Impairment of right-of-use asset	—	—	—	520,759
Impairment of intangibles assets	—	—	750,596	—
Total operating expenses	7,232,727	4,073,648	19,550,345	12,446,261
Operating loss	(6,175,962)	(3,425,428)	(16,688,262)	(9,768,321)
Other income (expense)
Interest and other income (expense)	19,965	1,043	101,644	(8,213)
Interest expense	(1,183,927)	(49,099)	(2,267,085)	(142,672)
Foreign currency transaction losses	(501,168)	(8,954)	(794,832)	(9,426)
Change in fair value of derivative financial instruments	165,497	—	548,008	67
Total other income (expense)	(1,499,633)	(57,010)	(2,412,265)	(160,244)
Loss before income taxes	(7,675,595)	(3,482,438)	(19,100,527)	(9,928,565)
Provision for income taxes	—	—	—	—
Net loss	$(7,675,595)	$(3,482,438)	$(19,100,527)	$(9,928,565)
Net loss available to common stockholders	$(7,675,595)	$(3,482,438)	$(19,100,527)	$(9,928,565)
Net loss per common share - basic and diluted	$(0.40)	$(3.95)	$(1.36)	$(13.32)
Weighted average shares outstanding - basic and diluted	19,116,864	882,280	14,016,896	745,471
Net loss	$(7,675,595)	$(3,482,438)	$(19,100,527)	$(9,928,565)
Other comprehensive income - foreign currency translation	1,266,901	7,298	1,631,319	5,174
Comprehensive loss	$(6,408,694)	$(3,475,140)	$(17,469,208)	$(9,923,391)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2018	432,286	$4,323	—	$—	$165,396,036	$(13,093)	$(162,078,525)	$3,308,741
Public offering of common stock and warrants, net of issuance costs	450,000	4,500	—	—	4,778,009	—	—	4,782,509
Stock compensation expense	—	—	—	—	98,033	—	—	98,033
Foreign currency translation	—	—	—	—	—	2,826	—	2,826
Net loss	—	—	—	—	—	—	(3,853,116)	(3,853,116)
Balances at March 31, 2019	882,286	8,823	—	—	170,272,078	(10,267)	(165,931,641)	4,338,993
Stock compensation expense	—	—	—	—	85,971	—	—	85,971
Foreign currency translation	—	—	—	—	—	(4,950)	—	(4,950)
Net loss	—	—	—	—	—	—	(2,593,011)	(2,593,011)
Balances at June 30, 2019	882,286	8,823	—	—	170,358,049	(15,217)	(168,524,652)	1,827,003
Stock compensation expense	—	—	—	—	91,167	—	—	91,167
Share cancellation	(18)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	7,298	—	7,298
Net loss	—	—	—	—	—	—	(3,482,438)	(3,482,438)
Balances at September 30, 2019	882,268	$8,823	—	$—	$170,449,216	$(7,919)	$(172,007,090)	$(1,556,970)

Balances at December 31, 2019	5,582,280	$55,823	—	$—	$178,779,814	$(17,315)	$(174,524,983)	$4,293,339
At the market offering, net of offering costs	2,814,934	28,149	—	—	5,449,283	—	—	5,477,432
Common stock warrant exercises	4,071,000	40,710	—	—	8,101,290	—	—	8,142,000
Stock compensation expense	—	—	—	—	79,740	—	—	79,740
Foreign currency translation	—	—	—	—	—	39,477	—	39,477
Net loss	—	—	—	—	—	—	(3,949,294)	(3,949,294)
Balances at March 31, 2020	12,468,214	124,682	—	—	192,410,127	22,162	(178,474,277)	14,082,694
At the market offering, net of offering costs	2,739,442	27,394	—	—	5,870,807	—	—	5,898,201
Shares issued in business combination	2,028,208	20,282	—		4,827,135	—	—	4,847,417
Value of equity awards assumed in business combination	—	—	—	—	136,912	—	—	136,912
Issuance of RSUs	5,166	52	—	—	(52)	—	—	—
Shares issued to settle convertible notes	452,902	4,529	—	—	875,903	—	—	880,432
Stock compensation expense	—	—	—	—	33,587	—	—	33,587
Foreign currency translation	—	—	—	—	—	324,939	—	324,939
Net loss	—	—	—	—	—	—	(7,475,638)	(7,475,638)
Balances at June 30, 2020	17,693,932	176,939	—	—	204,154,419	347,101	(185,949,915)	18,728,544
At the market offering, net of offering costs	1,523,663	15,237	—	—	3,591,793	—	—	3,607,030
Common stock warrant exercises	270,000	2,700	—	—	537,300	—	—	540,000
Issuance of RSUs	750	7	—	—	(7)	—	—	—
Shares issued to settle convertible notes	311,003	3,110	—	—	567,255	—	—	570,365
Stock compensation expense	—	—	—	—	41,703	—	—	41,703
Foreign currency translation	—	—	—	—	—	1,266,901	—	1,266,901
Net loss	—	—	—	—	—		(7,675,595)	(7,675,595)
Balances at September 30, 2020	19,799,348	$197,993	—	$—	$208,892,463	$1,614,002	$(193,625,510)	$17,078,948

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(19,100,527)	$(9,928,565)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,622,922	687,107
Noncash interest expense	1,714,543	2,659
Noncash interest income	(87,233)	—
Stock compensation expense	155,030	275,171
Loss on sale of equipment	—	9,904
Change in fair value of derivative liabilities	(548,008)	(67)
Impairment of right-of-use asset	—	520,759
Impairment of intangible assets	750,596	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	649,079	(5,173)
Inventory	(348,484)	74,449
Other assets	754,484	55,122
Accounts payable	(1,037,810)	314,559
Accrued compensation and other liabilities	(166,753)	(55,871)
Deferred revenue	(816,006)	(6,016)
Net cash used in operating activities	(16,458,167)	(8,055,962)
Cash flows from investing activities
Acquisition of business, net of cash acquired of $1,266,849	1,266,849	—
Note receivable	(2,200,000)	—
Purchases of property and equipment	(2,455)	(72,607)
Proceeds from sale of equipment	—	29,250
Net cash used in investing activities	(935,606)	(43,357)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	14,982,663	4,782,509
Proceeds from the exercise of common stock warrants	8,682,000	—
Proceeds from debt	1,871,308	470,519
Payments on debt	(853,063)	(694,156)
Payments on finance lease obligations	(467,592)	(389,501)
Net cash provided by financing activities	24,215,316	4,169,371
Effects of exchange rates on cash	1,066,898	4,541
Net increase (decrease) in cash, cash equivalents and restricted cash	7,888,441	(3,925,407)
Cash, cash equivalents and restricted cash at beginning of period	2,893,603	4,737,207
Cash, cash equivalents and restricted cash at end of period	$10,782,044	$811,800
Supplemental disclosure of cash flow information
Cash paid for interest	$118,540	$170,608
Supplemental disclosures of noncash investing and financing activities:
Right-of-use assets acquired through finance leases	$—	$528,413
Conversion of accounts payable to finance lease	$—	$63,600
Shares issued in business combination	$4,847,417	$—
Shares issued to settle convertible notes	$1,450,797	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (“Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”) and certain other assets and liabilities of the Seller (together, “Curetis”) (see Note 4). References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters are in Gaithersburg, Maryland, and its principal operations are in Gaithersburg, Maryland; Holzgerlingen and Bodelshausen, Germany; and Vienna, Austria. The Company operates in one business segment.

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen's current product portfolio includes Unyvero, QuickFISH, PNA FISH, Acuitas AMR Gene Panel and Acuitas Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction as well as the Curetis CE IVD marked SARS CoV-2 test kit. On October 13, 2020, the Company announced its decision to exit the FISH business in its entirety by June 30, 2021 and certain licensing agreements with Life Technologies a subsidiary of ThermoFisher havehas therefore been terminated accordingly.as of such date. The Company's FISH customers and distribution partners have been informed accordingly and last orders are expected to be processed in the coming months. This decision does not meet the criteria for reporting discontinued operations as management, having the authority to approve the action, did not commit to a plan until October 1, 2020.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Acuitas AMR Gene Panel (Isolates) diagnostic test, Unyvero UTI and IJI products. OpGen will continue to offer the Acuitas AMR Gene Panel (Isolates) and Acuitas Lighthouse Software as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations, or CROs.

Note 2 – Liquidity and management’s plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing transactions, including the following in 2019 and 2020 to date:

•	On February 11, 2020, the Company entered into an At the Market Common Offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC ("Wainwright"), which we amended and restated on November 13, 2020 to add BTIG, LLC ("BTIG"), pursuant to which the Company may offer and sell from time to time in an "at the market offering," at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents, (the “2020 ATM Offering”). During the three months ended September 30, 2020, the Company sold 1,523,663 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $3.6 million, and gross proceeds of $3.8 million. During the nine months ended September 30, 2020, the Company sold 7,078,039 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $15.0 million, and gross proceeds of $15.7 million.
•	On October 28, 2019, the Company closed a public offering (the “October 2019 Public Offering”) of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit, raising gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. Each unit included one share of common stock and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share. Each pre-funded unit included one pre-funded warrant to purchase one share of common stock for an exercise price of $0.01 per share, and one common warrant to purchase one share of common stock at an exercise price of $2.00 per share. The common warrants are exercisable immediately and have a five-year term from the date of issuance. As of September 30, 2020, all 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised. Additionally, during the nine months ended September 30, 2020, 4,341,000 common warrants issued in the October 2019 Public Offering were exercised for net proceeds of approximately $8.7 million. As of September 30, 2020, 359,000 common warrants issued in the October 2019 Public Offering remain outstanding.
•	On March 29, 2019, the Company closed a public offering (the “March 2019 Public Offering”) of 450,000 shares of its common stock at a public offering price of $12.00 per share. The offering raised gross proceeds of $5.4 million and net proceeds of approximately $4.8 million.

To meet our capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to fund operations into the first quarter of 2021. This has led management to conclude that substantial doubt about the Company’s ability to continue as a going concern exists. In the event the Company is unable to successfully raise additional capital during or before the end of the first quarter of 2021, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of September 30, 2020 including Curetis GmbH and subsidiaries acquired on April 1, 2020; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; Vienna, Austria; Copenhagen, Denmark; and Bogota, Colombia, each of which use currencies other than the U.S dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at September 30, 2020 and 2019.

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

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, receivables, accounts payable, deferred revenue and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents deposited in financial institutions in which the balances occasionally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

At September 30, 2020 and December 31, 2019, the Company had funds totaling $293,972 and $185,380, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$10,488,072	$2,708,223	$626,420	$4,572,487
Restricted cash	293,972	185,380	185,380	164,720
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$10,782,044	$2,893,603	$811,800	$4,737,207

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $20,753 as of September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, the Company had accounts receivable from two customers which individually represented 17% and 10% of total accounts receivable, respectively. At December 31, 2019, one individual customer represented 44% of total accounts receivable. For the three months ended September 30, 2020, revenue earned from one customer represented 33% of total revenues. For the three months ended September 30, 2019, revenue earned from one customer represented 12% of total revenues. For the nine months ended September 30, 2020, revenue earned from two customers represented 29% and 11% of total revenues, respectively. For the nine months ended September 30, 2019, revenue earned from one customer represented 40% of total revenues.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$780,054	$315,542
Work-in-process	141,365	35,080
Finished goods	2,053,641	122,408
Total	$2,975,060	$473,030

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, QuickFISH and PNA FISH products, Curetis SARS CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $412,827 and $92,454 at September 30, 2020 and December 31, 2019, respectively.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As of the three and nine months ended September 30, 2020 and 2019, the Company determined that its property and equipment was not impaired.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while expense for financing leases is recognized as depreciation expense and interest expense using the effective interest method of recognition. The Company has made certain accounting policy elections whereby the Company (i) does not recognize ROU assets or lease liabilities for short-term leases (those with original terms of 12 months or less) and (ii) combines lease and non-lease elements of our operating leases.

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

Intangible assets and goodwill

Intangible assets and goodwill as of September 30, 2020 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development, software and customer relationships and consisted of the following as of September 30, 2020 and December 31, 2019:

			September 30, 2020				December 31, 2019
	Subsidiary	Cost	Accumulated Amortization	Impairment	Effect of foreign exchange rates	Net Balance	Accumulated Amortization	Net Balance
Trademarks and tradenames	AdvanDx	$461,000	$(217,413)	$(243,587)	—	$—	$(205,887)	$255,113
Developed technology	AdvanDx	458,000	(308,526)	(149,474)	—	—	(292,170)	165,830
Customer relationships	AdvanDx	1,094,000	(736,465)	(357,535)	—	—	(697,393)	396,607
Trademarks and tradenames	Curetis	1,768,000	(93,606)	—	104,096	1,778,490	—	—
Distributor relationships	Curetis	2,362,000	(83,370)	—	139,067	2,417,697	—	—
A50 - Developed technology	Curetis	377,000	(28,514)	—	22,197	370,683	—	—
Ares - Developed technology	Curetis	5,345,000	(202,132)	—	314,697	5,457,565	—	—
A30 - In-Process Research & Development	Curetis	5,711,000	—	—	336,245	6,047,245	—	—
		$17,576,000	$(1,670,026)	$(750,596)	$916,302	$16,071,680	$(1,195,450)	$817,550

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

Total amortization expense of intangible assets was $205,026 and $66,954 for the three months ended September 30, 2020 and 2019, respectively. Total amortization expense of intangible assets was $464,689 and $200,862 for the nine months ended September 30, 2020 and 2019, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2020 (Three months)	$203,811
2021	815,242
2022	815,242
2023	815,242
2024	815,242
2025	815,242
Thereafter	5,744,414
Total	$10,024,435

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the nine months ended September 30, 2020, events and circumstances indicated the Company’s FISH intangible assets might be impaired. These circumstances included decreased product sales related to the COVID-19 pandemic and the loss of significant customers. Management’s updated estimate of undiscounted cash flows indicated that such carrying amounts were no longer expected to be recovered and that the FISH intangible assets were impaired. The Company’s analysis determined that the fair value of the assets was $0 and the Company recorded an impairment loss of $750,596.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of September 30, 2020 and December 31, 2019 was $8,057,894 and $600,814, respectively.

The changes in the carrying amount of goodwill as of September 30, 2020, and since December 31, 2019, were as follows:

Balance as of December 31, 2019	$600,814
Acquisition of Curetis	7,046,535
Changes in currency translation	410,545
Balance as of September 30, 2020	$8,057,894

The Company conducts an impairment test of goodwill on an annual basis, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the nine months ended September 30, 2020 and 2019, the Company determined that its goodwill was not impaired.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 2.2 million shares and 0.2 million shares as of September 30, 2020 and 2019, respectively.

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

At the closing, the Company assumed all of the liabilities of the Seller solely and exclusively related to the acquired business, which is providing innovative solutions, through development of proprietary platforms, diagnostic content, applied bioinformatics, lab services, research services and commercial collaborations and agreements, for molecular microbiology, diagnostics designed to address the global challenge of detecting severe infectious diseases and identifying antibiotic resistances in hospitalized patients. Pursuant to the Implementation Agreement, the Company also assumed and adopted the Seller Stock Option Plan as an Amended and Restated Stock Option Plan of the Company. In connection with the foregoing, the Company assumed all awards thereunder that were outstanding as of the Closing Date and converted such awards into options to purchase shares of the Company’s Common Stock pursuant to the terms of the applicable award. In addition, the Company assumed, at the closing, all of the outstanding convertible notes issued by Seller in favor of YA II PN, LTD, pursuant to the previously disclosed Assignment of the Agreement for the Issuance of and Subscription to Notes Convertible into Shares, dated February 24, 2020, and entered into pursuant to the Implementation Agreement.

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

The components of the purchase price and net assets acquired are as follows:

Purchase Price

Number of shares issued to Curetis N.V	2,028,208
Multiplied by the market value per share of OpGen's common stock (i)	$2.39
Total fair value of common stock issued to Curetis N.V shareholders	4,847,417
Fair value of replacement stock awards related to precombination service (ii)	136,912
Fair value of convertible notes assumed (iii)	1,323,750
Fair value of EIB debt assumed (iv)	15,784,892
Funds advanced to Curetis GmbH under Interim Facility	4,808,712
Cash, cash equivalents, and restricted cash acquired	(1,266,849)
$25,634,834

(i)	The price per share of OpGen’s common stock was based on the closing price as reported on the Nasdaq Capital Market on April 1, 2020.
(ii)	The fair value of the stock options assumed was determined using the Black-Scholes option pricing model.
(iii)	To derive the fair value of the convertible notes, the Company estimated the fair value of the convertible notes with and without the derivative liability using a scenario analysis and Monte Carlo simulation.
(iv)	The fair value of the EIB debt is determined using a discounted cash flow analysis with current applicable rates for similar instruments.

Net Assets Acquired

Assets acquired
Receivables	$482,876
Inventory	2,022,577
Property and equipment	3,802,431
Right of use assets	1,090,812
Other current assets	585,500
Finite-lived intangible assets
Trade names/trademarks	1,768,000
Customer/distributor relationships	2,362,000
A50 - Developed technology	377,000
Ares - Developed technology	5,345,000
Indefinite-lived intangible assets
A30 - In-process research & development	5,711,000
Goodwill	7,046,535
Liabilities assumed
Accounts payable	(1,168,839)
Accrued expenses and other current liabilities	(2,016,946)
Derivative liabilities	(615,831)
Lease liabilities	(1,108,193)
Other long-term liabilities	(49,088)
Net assets acquired	$25,634,834

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

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Transaction had been completed as of January 1, 2019. Pro forma information primarily reflects adjustments relating to the amortization of intangibles acquired and elimination of interest expense due under the interim facility. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of January 1, 2019 or that may be obtained in the future.

Unaudited pro forma results	Three months ended September 30,	Nine months ended September 30,
	2019	2020	2019
Revenues	$982,506	$3,886,834	$4,245,120
Net loss	(9,204,658)	(22,340,822)	(27,067,942)
Net loss per share	(10.43)	(1.59)	(36.31)

Note 5 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product sales	$601,562	$573,035	$1,569,799	$1,597,505
Laboratory services	112,892	185	138,884	5,435
Collaboration revenue	342,311	75,000	1,153,400	1,075,000
Total revenue	$1,056,765	$648,220	$2,862,083	$2,677,940

Revenues by geography are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Domestic	$309,119	$597,997	$1,202,244	$2,539,519
International	747,646	50,223	1,659,839	138,421
Total revenue	$1,056,765	$648,220	$2,862,083	$2,677,940

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2019	$9,808
Acquired deferrals from Curetis, net of amounts recognized in the current period	13,270
Revenue recognized in the current period from the amounts in the beginning balance	—
Effect of foreign exchange rates	28,544
Balance at September 30, 2020	$51,622

Contract assets

The Company had approximately $22,000 of contract assets as of September 30, 2020, which are generated when contractual billing schedules differ from revenue recognition timing. The Company had no contract assets as of December 31, 2019. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at September 30, 2020 and December 31, 2019.

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

For the nine months ended September 30, 2020, the Company has not transferred any assets between fair value measurement levels.

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

In June 2019, Curetis drew down a third tranche of EUR 5.0 million from the EIB (“European Investment Bank”). In return for EIB waiving the condition precedent of a minimum cumulative equity capital raised of EUR 15 million to disburse this EUR 5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of EUR 5.0 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The Company’s convertible debt with YA II PN, LTD (see Note 7) included a conversion feature which constitutes an embedded derivative, which is separated and measured at fair value with subsequent changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated volatility rates and estimated risk-free interest rates.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020 was as follows:

Description	Balance at December 31, 2019	Acquired from Curetis	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at September 30, 2020
Participation percentage interest liability	$—	$173,373	$(105,550)	$6,416	$74,239
Embedded conversion option liability	—	442,458	(442,458)	—	—
Total revenue	$—	$615,831	$(548,008)	$6,416	$74,239

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the nine months ended September 30, 2020, the Company recorded impairment expense of $750,596 related to its intangible assets (see Note 3).

Note 7 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
EIB	$24,428,437	$—
PPP	1,138,983	—
MGHIF	331,292	662,789
Insurance financings	252,861	40,266
Total debt obligations	26,151,573	703,055
Unamortized debt discount	(6,835,623)	—
Carrying value of debt	19,315,950	703,055
Less current portion	(1,156,517)	(373,599)
Long-term debt	$18,159,433	$329,456

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

On June 11, 2018, the Company executed an Allonge to the MGHIF Note. The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the MGHIF Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021. The Allonge to the MGHIF Note was treated as a debt modification and, as such, the unamortized issuance costs of approximately $7,000 as of June 11, 2018 is deferred and amortized as incremental expense over the term of the MGHIF Note.

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

At closing of the Transaction, an aggregate amount of €1.3 million of unconverted Convertible Notes was assumed by the Company. The Convertible Notes were measured and recognized at fair value at the acquisition date. The fair value of the Convertible Notes as of the closing of the Transaction was approximately $1.3 million. The resulting debt discount was amortized over the life of the Convertible Notes as an increase in interest expense. During the three months ended September 30, 2020, the Company issued 311,003 shares of common stock in satisfaction of approximately $570,000 of Convertible Notes. During the nine months ended September 30, 2020, the Company issued 763,905 shares of common stock in satisfaction of approximately $1,451,000 of Convertible Notes. As of September 30, 2020, all notes have been converted.

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

In June 2019, Curetis drew down a third tranche of €5 million from the EIB. In line with all prior tranches, the majority of interest is also deferred into the bullet repayment structure upon maturity. In return for EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15 million to disburse this €5 million tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, not before approximately mid-2024 (and no later than mid-2025) EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

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

As of September 30, 2020, the outstanding borrowings under all tranches were €20,864,740 (approximately USD $24,428,000), including deferred interest payable at maturity of €2,864,740 (approximately USD $3,354,000).

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

In accordance with the requirements of the CARES Act, the Borrowers will use the proceeds from the Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Notes at the rate of 1.00% per annum. The Borrowers may apply for forgiveness of amounts due under the Notes, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the Notes. The Borrowers intend to use the entire proceeds under the Notes for such qualifying expenses. OpGen filed for forgiveness of the Company Note during the three months ended September 30, 2020 and the Subsidiary note subsequent to September 30, 2020.

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,183,927 and $49,099 for the three months ended September 30, 2020 and 2019, respectively. Total interest expense (including accretion of fair value to face value and amortization of debt discounts and financing fees) on all debt instruments was $2,267,085 and $142,672 for the nine months ended September 30, 2020 and 2019, respectively.

Note 8 – Stockholders’ equity

As of September 30, 2020, the Company had 50,000,000 shares of authorized common shares and 19,799,348 shares issued and outstanding, and 10,000,000 shares of authorized preferred shares, of which none were issued or outstanding.

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

On October 28, 2019, the Company closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit. The offering raised gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. As of September 30, 2020, the 2,109,830 pre-funded warrants issued in the October 2019 Public Offering have been exercised. Additionally, during the nine months ended September 30, 2020, 4,071,000 common warrants were exercised raising net proceeds of approximately $8.1 million.

In connection with the October 2019 Public Offering, the Company issued to its placement agent warrants to purchase 235,000 shares of common stock. The warrants issued to the placement agent have an exercise price of $2.60 per share and are exercisable for five years.

On February 11, 2020, the Company entered into an ATM Agreement with Wainwright, which we amended and restated on November 13, 2020 to add BTIG, LLC pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents. During the three months ended September 30, 2020, the Company sold 1,523,663 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $3.6 million, and gross proceeds of $3.8 million. During the nine months ended September 30, 2020, the Company sold 7,078,039 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $15.0 million, and gross proceeds of $15.7 million. As of September 30, 2020, remaining availability under the ATM Agreement is $6.4 million.

On April 1, 2020, the Company acquired all of the shares of Curetis GmbH, and certain other assets and liabilities of Curetis N.V., as further described in Notes 1 and 4, and paid, as the sole consideration, 2,028,208 shares of the Company’s common stock to the Seller.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 54,200 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2020, 229,533 shares remain available for issuance under the 2015 Plan, which includes 223,291 shares automatically added to the 2015 Plan on January 1, 2020.

On September 30, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders of the Company voted to approve, among other things, a plan under which stock options to purchase an aggregate of 1.3 million shares of the Company’s common stock would be made by the Board of Directors of the Company outside of the stockholder-approved equity incentive plan to its executive officers and non-employee directors (the “2020 Stock Options Plan”). The 2020 Stock Options Plan and the grant made thereunder were approved by the Board of Directors on August 6, 2020, subject to receipt of stockholder approval at the Annual Meeting. The aggregate number of shares of the Company’s common stock authorized for issuance is 1,300,000 shares of common stock and all 1,300,000 million stock options were issued on September 30, 2020. Shares subject to awards granted under the 2020 Stock Options Plan that are forfeited or terminated before being exercised will not be available for re-issuance under the 2020 Stock Options Plan.

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

For the three and nine months ended September 30, 2020 and 2019, the Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cost of services	$736	$584	$2,191	$1,146
Research and development	12,259	20,175	38,322	55,635
General and administrative	24,100	65,318	102,810	202,696
Sales and marketing	4,608	5,090	11,707	15,694
	$41,703	$91,167	$155,030	$275,171

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company granted 1,300,000 options during the three months ended September 30, 2020. During the three months ended September 30, 2020, no options were forfeited and 280 options expired. The Company assumed 134,371 options under the 2016 Plan and granted 1,300,000 stock options during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, 145 options were forfeited and 872 options expired.

The Company had total stock options to acquire 1,443,008 shares of common stock outstanding at September 30, 2020 under all of its equity compensation plans.

Restricted stock units

During the nine months ended September 30, 2020, 5,924 restricted stock units vested and 933 restricted stock units were forfeited. The Company had 8,118 total restricted stock units outstanding at September 30, 2020.

Stock purchase warrants

At September 30, 2020 and December 31, 2019, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2020	December 31, 2019
January 2010	$3,955.00	January 2020	—	17
March 2010	$3,955.00	March 2020	—	7
November 2011	$3,955.00	November 2021	15	15
December 2011	$3,955.00	December 2021	2	2
February 2015	$3,300.00	February 2025	451	451
May 2015	$3,300.00	May 2020	—	6,697
May 2016	$656.20	May 2021	9,483	9,483
June 2016	$656.20	May 2021	4,102	4,102
June 2017	$390.00	June 2022	938	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.60	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	359,000	4,700,000
October 2019	$2.60	October 2024	235,000	235,000
			763,386	5,111,107

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

Note 9 – Commitments and Contingencies

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of September 30, 2020, the Company had acquired twenty-four QuantStudio 5s including none during the nine months ended September 30, 2020. As of September 30, 2020, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Curetis places frame-work orders for Unyvero-Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero-Systems have lead times of many months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $2.8 million.

Contingencies

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic, which continues to spread throughout the United States and around the world.

As a result, we have experienced a material impact on our business, financial condition or results of operations for the nine months ended September 30, 2020 and significant business disruptions as a result of the outbreak. For example, most of our employees in the U.S. are currently working remotely from home, we have suspended virtually all business travel, and we are mostly unable to physically meet with future and current customers to sell and market our products. In addition, the COVID-19 pandemic has interrupted many of our clinical activities, which might delay our ability to complete clinical trials and obtain regulatory approval for new products including FDA clearance of our Acuitas AMR Gene Panel (Isolate) product.

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

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of September 30, 2020 and December 31, 2019:

Lease Classification	September 30, 2020	December 31, 2019
ROU Assets:
Operating	$1,373,418	$1,043,537
Financing	571,329	958,590
Total ROU assets	$1,944,747	$2,002,127
Liabilities
Current:
Operating	$1,142,435	$1,017,414
Finance	348,000	579,030
Noncurrent:
Operating	554,295	547,225
Finance	76,701	313,263
Total lease liabilities	$2,121,431	$2,456,932

Maturities of lease liabilities as of September 30, 2020 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2020	$413,498	$120,352	$533,850
2021	953,714	281,914	1,235,628
2022	205,389	45,374	250,763
2023	75,533	3,364	78,897
2024	75,533	280	75,813
Thereafter	44,061	—	44,061
Total lease payments	1,767,728	451,284	2,219,012
Less: Interest	(70,998)	(26,583)	(97,581)
Present value of lease liabilities	$1,696,730	$424,701	$2,121,431

Statement of operations classification of lease costs as of the three and nine months ended September 30, 2020, and 2019 are as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating	Operating expenses	$332,241	$216,368	$882,659	$655,963
Finance:
Amortization	Operating expenses	125,005	124,749	387,262	329,438
Interest expense	Other expenses	15,806	18,704	49,326	60,482
Total lease costs		$473,052	$359,821	$1,319,247	$1,045,883

Other lease information as of September 30, 2020 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	2.0
Finance leases	1.1
Weighted average discount rate:
Operating leases	5.9%
Finance leases	9.7%

Supplemental cash flow information as of the nine months ended September 30, 2020, and 2019 is as follows:

Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$882,659	$655,963
Finance leases	$45,185	$60,482
Cash used in financing activities
Finance leases	$467,593	$389,501
ROU assets obtained in exchange for lease obligations:
Finance leases	$—	$592,014

Note 11 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. The Company is working together with DOH’s Wadsworth Center and ILÚM to develop an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. The Company began a second-year expansion phase to build on the successes and experience of the first year pilot phase while focusing on accomplishing the goal of this visionary effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second year contract includes a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. During the three months ended September 30, 2020 and 2019, the Company recognized $43,000 and $75,000 of revenue related to the contract, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $323,000 and $1,075,000 of revenue related to the contract, respectively.

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

Qiagen

On February 18, 2019, Ares Genetics and Qiagen GmbH, or Qiagen, entered into a strategic licensing agreement for ARESdb and AREStools, in the area of antimicrobial resistance (“AMR”) research. The agreement has a term of 20 years and may be terminated by Qiagen for convenience with 180 days written notice.

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

Global leading IVD corporation

On September 16, 2019, Ares Genetics entered into a multi-phase partnership with an undisclosed leading global in vitro diagnostics corporation, or the Partner, to jointly develop diagnostic solutions for infectious disease testing, based on next-generation sequencing, or NGS, technology. Ares Genetics and the Partner also entered into an R&D option agreement for the first phase of the partnership. Ares Genetics received an option fee of approximately $550,000. The initial 10-month term of the R&D collaboration, ended July 13, 2020, with payments excluding the option fee of approximately $1.2 million. The Partner could terminate, at any time and for any reason, with 30 days’ written notice.

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

Under the initial agreement, the Partner funded Ares Genetics’ R&D activities for the genotypic and phenotypic characterization of additional bacterial strains to augment ARESdb and the development of optimized algorithms for predicting antibiotic resistance. Furthermore, in return for the up-front option fee, the Partner obtained a three-month right for first negotiation for an exclusive human clinical diagnostic use license to ARESdb and the ARES Technology Platform. The option can be exercised during the term of the agreement plus three months. Subsequent to September 30, 2020, the Partner exercised the option on October 12, 2020.

The Company recognized approximately $351,000 and $816,000 of revenue related to the contract during the three and nine months ended September 30, 2020, respectively.

FISH License

The Company is a party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties are incurred upon the sale of a product or service which utilizes the licensed technology. The Company recognized net royalty expense of $62,500 for each of the three months ended September 30, 2020 and 2019. The Company recognized net royalty expense of $187,500 for each of the nine months ended September 30, 2020 and 2019. Annual future minimum royalty fees are $250,000 under this agreement. The Company terminated this license agreement in October 2020 effective as of June 30, 2020 in conjunction with its announced exit of the FISH business in June 2021. The Company will pay a one-time settlement fee of $350,000 and will pay a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations.

Note 12 – Related party transactions

Prior to his departure from the Company’s Board on September 30, 2019, Dr. David Rubin served as a representative of Merck Global Health Innovation Fund, or MGHIF, an affiliate of Merck, Inc. The Company has the following relationships with Merck and its subsidiaries:

On June 11, 2018, the Company executed the Allonge to its Second Amended and Restated Senior Secured Promissory Note, dated June 28, 2017, with a principal amount of $1,000,000 issued to MGHIF. The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the MGHIF Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019 and ending on July 1, 2021. On July 30, 2018, the Company issued 7,212 shares of common stock to MGHIF in a private placement transaction for $285,512 of accrued and unpaid interest due as of July 14, 2018 under the MGHIF Note.

On April 1, 2020, as part of the Transaction, Oliver Schacht, Ph.D., the former CEO of Curetis N.V., was appointed as the CEO of the Company, and Johannes Bacher the former COO of Curetis N.V. was appointed as the COO of the Company. Effective April 1, 2020, Mr. Schacht and Mr. Bacher were appointed as liquidators of Curetis N.V. in liquidation and Curetis GmbH was designated as Custodian of the Books for Curetis N.V. During a portion of the nine months ended September 30, 2020, Curetis N.V. in liquidation processed payroll for Mr. Schacht and Mr. Bacher and invoiced OpGen and Curetis GmbH, respectively, in line with their signed management agreements.

Note 13 – Subsequent Events

Subsequent to September 30, 2020, the Company sold 355,691 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $756,000, and gross proceeds of approximately $782,000. On November 13, 2020, the Company entered into an amended and restated at the market agreement for the 2020 ATM Offering in order to add BTIG as a sales agent in the offering.

On November 10, 2020, the Company entered into a new lease agreement to rent office space in Rockville, Maryland. The lease has an initial term of 10 years and is expected to commence in May 2021. The base rent under the new facility lease agreement is approximately $333,300 for the first year, escalating 2.75% annually thereafter. The lease is subject to additional charges for property management, common area expenses and other costs.

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

Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, QuickFISH, PNA FISH, Acuitas AMR Gene Panel, Acuitas® Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction. On October 13, 2020, we announced our decision to exit the FISH business in its entirety by June 30, 2021 and our licensinglicense agreement with Life Technologies a subsidiary of ThermoFisher has therefore been terminated accordinglyas of such date. Our FISH customers and distribution partners have been informed accordingly and last orders are expected to be processed in the coming months.

On April 1, 2020, we completed our business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (“Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”) and certain other assets and liabilities of the Seller (together, “Curetis”). Curetis is an early commercial-stage molecular diagnostics (MDx) company focused on rapid infectious disease testing for hospitalized patients with the aim to improve the treatment of hospitalized, critically ill patients with suspected microbial infection and has developed the innovative Unyvero molecular diagnostic solution for comprehensive infectious disease testing. The Transaction was designed principally to leverage each company’s existing research and development and relationships with hospitals and clinical laboratories to accelerate the sales of both companies’ products and services.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

•	The Unyvero Lower Respiratory Tract, or LRT, test is the first FDA cleared test that can be used for the detection of more than 90% of common causative agents of hospitalized pneumonia. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We are also commercializing the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously now detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that includes now also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients that can be difficult to diagnose as the 20th pathogen on the panel. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

•	The Unyvero Urinary Tract Infection, or UTI, test which is CE-IVD marked in Europe is currently being made available to laboratories in the U.S. as a research use only or RUO kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. As part of our portfolio strategy update on October 13, 2020, we have decided to proceed with the analytical validation and clinical verification and trials required for a subsequent U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering live bacteria. We believe that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

•	The Unyvero Invasive Joint Infection, or IJI, test which is a variant developed for the U.S. market based on the CE IVD marked European Unyvero ITI test, has also been selected for analytical validation and clinical verification and trials towards a future U.S. FDA submission.

•	The Acuitas AMR Gene Panel (Isolates) is currently pending final FDA review and a potential clearance decision. The FDA recently notified us that the agency plans to continue prioritizing emergency use authorization requests for diagnostic products intended to address the COVID-19 pandemic for at least the remainder of the year, which will impact the statutory review periods for submissions, including the potential clearance decision on our Acuitas AMR Gene Panel (Isolates) submission. Once FDA cleared, we expect to commercialize the Acuitas AMR Gene Panel for isolates more broadly to customers in the U.S. The Acuitas AMR Gene Panel (Urine) test has been discontinued as part of the October 13, 2020 portfolio and pipeline strategy review.

•	We are also developing novel bioinformatics tools and solutions to accompany or augment our current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of our portfolio of IVD products or even as a standalone bioinformatics product.

OpGen has extensive offerings of additional in vitro diagnostic tests including CE-marked Unyvero tests for hospitalized pneumonia patients, implant and tissue infections, intra-abdominal infections, complicated urinary tract infections, and blood stream infections. Our portfolio furthermore includes a CE IVD marked rapid test kit for SARS CoV-2 detection in combination with our PCR compatible universal lysis buffer (PULB) which we also market as a stand-alone RUO reagent.

OpGen’s combined AMR bioinformatics offerings, once such products are cleared for marketing, if ever, will offer important new tools to clinicians treating patients with AMR infections. We have collaborated with Merck, Inc. to establish the Acuitas Lighthouse Knowledgebase, which is currently commercially available in the United States for RUO. The Acuitas Lighthouse Knowledgebase includes approximately 15,000 bacterial isolates from the Merck SMART surveillance network of 192 hospitals in 52 countries and other sources. Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the SIEMENS microbiology strain collection covering resistant pathogens and its development has significantly expanded, also by transferring data from the Acuitas Lighthouse® into ARESdb to now cover approximately 55,000 bacterial isolates that have been sequenced using NGS technology and tested against over 100 antibiotics. In September 2019, Ares Genetics signed a technology evaluation agreement with an undisclosed global IVD corporation. In the collaboration, Ares Genetics further enriched ARESdb with a focus on certain pathogens relevant in a first, undisclosed infectious disease indication. Following the successful completion of this collaborative R&D project, the IVD partner has exercised their option for a 90-day period of exclusive negotiations with Ares Genetics for a potential exclusive license to ARESdb in the field of human clinical diagnostics, such negotiations are ongoing.

In addition to potential future licensing and partnering, Ares Genetics intends to also independently utilize the proprietary biomarker content in these databases, as well as to build an independent business in NGS and AI based offerings for AMR research and diagnostics in collaboration with its current and potential future partners in the life science, pharmaceutical and diagnostics industries. Ares Genetics has recently signed up Siemens Technology Accelerator and AGES (Austrian Agency for Health and Food Safety) as new customers, as well as entered into another technology assessment and feasibility project with another undisclosed major global IVD corporation, which was also successfully completed.

The Unyvero A50 tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE marked in 2012 and was FDA cleared in 2018 along with the LRT test through the De Novo process. As of September 30, 2020, there is an installed base of about 170 Unyvero A50 Analyzers globally. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in 45 to 90 minutes with 2-5 minutes of hands on time. The Unyvero A30 RQ has a small laboratory footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. Partners include A. Menarini Diagnostics for pan-European distribution to currently 11 countries; Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. We have a network currently consisting of 26 distributors covering 45 countries. With the discontinuation of our FISH products business in Europe we expect that network of distributors to be reduced to only those distributors actively commercializing our Unyvero line of products and / or CE IVD marked SARS CoV-2 test kits.

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Acuitas Lighthouse Software products. OpGen will continue to offer the Acuitas AMR Gene Panel (Isolates) and Acuitas Lighthouse Software as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations (“CROs”).

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

As a result, we have experienced a material impact on our business, financial condition or results of operations for the nine months ended September 30, 2020 and significant business disruptions as a result of the outbreak. For example, most of our employees are currently working remotely from home, we have suspended virtually all business travel, and we are mostly unable to physically meet with future and current customers to sell and market our products. In addition, the COVID-19 pandemic has interrupted many of our clinical activities, which might delay our ability to complete clinical trials and obtain regulatory approval for new products.

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

Financings

Since inception, we have incurred, and continue to incur, significant losses from operations. We have funded our operations primarily through external investor financing arrangements. During 2019, we raised net proceeds of approximately $13.1 million. On February 11, 2020, we entered into an ATM Agreement with Wainwright, which we amended and restated on November 13, 2020, to add BTIG as a sales agent, pursuant to which we may offer and sell from time to time in an "at the market offering," at its option, up to an aggregate of $22.1 million of shares of our common stock through Wainwright, asthe sales agentagents. During the three months ended September 30, 2020, we sold 1,523,663 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $3.6 million, and gross proceeds of $3.8 million. During the nine months ended September 30, 2020, we sold 7,078,039 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $15.0 million, and gross proceeds of $15.7 million. Additionally, during the nine months ended September 30, 2020, approximately 4.3 million common warrants issued in our October 2019 Public Offering were exercised raising net proceeds of approximately $8.7 million. See Note 2 ("Liquidity and management's plan") to the Notes to Unaudited Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for additional information.

Results of operations for the three months ended September 30, 2020 and 2019

The results of operations for the three months ended September 30, 2019 herein exclude results from operations of Curetis and its subsidiaries for the three months ended September 30, 2019.

Revenues

	Three months ended September 30,
	2020	2019
Product sales	$601,562	$573,035
Laboratory services	112,892	185
Collaboration revenue	342,311	75,000
Total revenue	$1,056,765	$648,220

Total revenue for the three months ended September 30, 2020 increased approximately 63% when compared to the same period in 2019, with a change in the mix of revenue, as follows:

•	Product Sales: an increase in revenue of approximately 5% in the 2020 period compared to the 2019 period is primarily attributable to the inclusion of Curetis’ products sales subsequent to the Transaction, offset in part by a reduction in the sale of our FISH rapid pathogen ID testing products due to the loss of large customers and COVID-19;
•	Laboratory Services: an increase in revenue in the 2020 period compared to the 2019 period is primarily attributable to the inclusion of Ares Genetics’ laboratory services subsequent to the Transaction; and
•	Collaboration Revenue: an increase in revenue of approximately 356% in the 2020 period compared to the 2019 period is primarily the result of the inclusion of Ares Genetics’ Collaboration revenue subsequent to the Transaction, offset by lower revenue from our contract with the New York State DOH.

Operating expenses

	Three months ended September 30,
	2020	2019
Cost of products sold	$1,350,296	$262,373
Cost of services	159,794	196,184
Research and development	2,433,553	1,139,369
General and administrative	2,356,413	1,560,706
Sales and marketing	932,671	376,955
Transaction costs	—	538,061
Total operating expenses	$7,232,727	$4,073,648

Our total operating expenses for the three months ended September 30, 2020 increased approximately 78% when compared to the same period in 2019. Operating expenses changed as follows:

•	Costs of products sold: cost of products sold for the three months ended September 30, 2020 increased approximately 415% when compared to the same period in 2019. The change in costs of products sold is primarily attributable to the inclusion of Curetis’ cost of products sold subsequent to the Transaction as well as increased regulatory costs and an increase in the Company’s inventory reserve;
•	Costs of services: cost of services for the three months ended September 30, 2020 decreased approximately 19% when compared to the same period in 2019. The change in costs of services is primarily attributable to lower cost of services related to our contract with the New York State DOH;
•	Research and development: research and development expenses for the three months ended September 30, 2020 increased approximately 114% when compared to the same period in 2019. The change in research and development is primarily attributable to the inclusion of Curetis’ research and development expenses subsequent to the Transaction;
•	General and administrative: general and administrative expenses for the three months ended September 30, 2020 increased approximately 51% when compared to the same period in 2019, primarily due to the inclusion of Curetis’ expenses subsequent to the Transaction, as well as an increase in payroll related costs;
•	Sales and marketing: sales and marketing expenses for the three months ended September 30, 2020 increased approximately 147% when compared to the same period in 2019, primarily due to the inclusion of Curetis’ sales and marketing expenses subsequent to the Transaction, partially offset by lower travel costs; and
•	Transaction costs: transaction costs for the three months ended September 30, 2019 represent one-time costs incurred as part of the business combination with Curetis;

Other expense

	Three months ended September 30,
	2020	2019
Interest expense	$(1,183,927)	$(49,099)
Foreign currency transaction (losses) gains	(501,168)	(8,954)
Other (expense) income	19,965	1,043
Change in fair value of derivative financial instruments	165,497	—
Total other expense	$(1,499,633)	$(57,010)

Our total other expense for the three months ended September 30, 2020 when compared to the same period in 2019 increased primarily due to an increase in interest expense associated with the debt assumed as part of the Transaction with Curetis.

Results of operations for the nine months ended September 30, 2020 and 2019

The results of operations for the nine months ended September 30, 2020 and 2019 herein exclude results from operations of Curetis and its subsidiaries prior to its acquisition on April 1, 2020.

Revenues

	Nine months ended September 30,
	2020	2019
Product sales	$1,569,799	$1,597,505
Laboratory services	138,884	5,435
Collaboration revenue	1,153,400	1,075,000
Total revenue	$2,862,083	$2,677,940

Total revenue for the nine months ended September 30, 2020 increased approximately 7% when compared to the same period in 2019, with a change in the mix of revenue, as follows:

•	Product Sales: a decrease in revenue of approximately 2% in the 2020 period compared to the 2019 period is primarily attributable to a reduction in the sale of our FISH rapid pathogen ID testing products due to the loss of large FISH products customers and COVID-19, partially offset by the inclusion of Curetis’ products sales subsequent to the Transaction;
•	Laboratory Services: an increase in revenue of approximately 2455% in the 2020 period compared to the 2019 period is primarily attributable to the inclusion of Ares Genetics laboratory services subsequent to the Transaction; and
•	Collaboration Revenue: an increase in revenue of approximately 7% in the 2020 period compared to the 2019 period is primarily the result of the inclusion of Ares Genetics’ collaboration revenue subsequent to the Transaction, offset by lower revenue from our contract with the New York State DOH.

 Operating expenses

	Nine months ended September 30,
	2020	2019
Cost of products sold	$2,340,766	$681,568
Cost of services	550,115	592,647
Research and development	6,630,134	4,069,335
General and administrative	6,549,432	4,901,136
Sales and marketing	2,258,980	1,142,755
Transaction costs	470,322	538,061
Impairment of intangible assets	750,596	—
Impairment of right-of-use asset	—	520,759
Total operating expenses	$19,550,345	$12,446,261

Our total operating expenses for the nine months ended September 30, 2020 increased approximately 57% when compared to the same period in 2019. Operating expenses changed as follows:

•	Costs of products sold: cost of products sold for the nine months ended September 30, 2020 increased approximately 243% when compared to the same period in 2019. The change in costs of products sold is primarily attributable to the inclusion of Curetis’ cost of products sold subsequent to the Transaction as well as increased regulatory costs and an increase in the Company’s inventory reserve;
•	Costs of services: cost of services for the nine months ended September 30, 2020 decreased approximately 7% compared to the same period in 2019. The change in cost of service was primarily attributable to lower costs associated with our New York State DOH contract partially offset by the inclusion of Curetis’ and Ares Genetics’ cost of services subsequent to the Transaction;
•	Research and development: research and development expenses for the nine months ended September 30, 2020 increased approximately 63% when compared to the same period in 2019. The change in research and development is primarily attributable to the inclusion of Curetis’ research and development expenses subsequent to the Transaction;
•	General and administrative: general and administrative expenses for the nine months ended September 30, 2020 increased approximately 34% when compared to the same period in 2019, primarily due to the inclusion of Curetis’ expenses subsequent to the Transaction;
•	Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2020 increased approximately 98% when compared to the same period in 2019, primarily due to the inclusion of Curetis’ sales and marketing expenses subsequent to the Transaction, partially offset by lower travel costs;
•	Transaction costs: transaction costs for the nine months ended September 30, 2020 and 2019 represent one-time costs incurred as part of the business combination with Curetis;
•	Impairment of intangible assets: impairment of intangible assets for the nine months ended September 30, 2020 represents the write down of intangible assets acquired from AdvanDx in 2015; and
•	Impairment of right-of-use asset: impairment of right-of-use asset for the nine months ended September 30, 2019 represents the impairment of our Woburn, Massachusetts ROU asset recorded as part of the Company’s adoption of ASU 2016-02, Leases (Topic 842) in 2019.

Other income (expense)

	Nine months ended September 30,
	2020	2019
Interest expense	$(2,267,085)	$(142,672)
Foreign currency transaction losses	(794,832)	(9,426)
Other income (expense)	101,644	(8,213)
Change in fair value of derivative financial instruments	548,008	67
Total other income (expense)	$(2,412,265)	$(160,244)

Our total other expense for the nine months ended September 30, 2020 when compared to the same period in 2019 increased primarily due to an increase in interest expense associated with the debt assumed as part of the Transaction with Curetis.

Liquidity and capital resources

As of September 30, 2020, we had cash and cash equivalents of $10.5 million compared to $2.7 million at December 31, 2019. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2020 and 2019, including:

During the three months ended September 30, 2020, we sold 1,523,663 shares of common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $3.6 million, and gross proceeds of $3.8 million. During the nine months ended September 30, 2020, we sold 7,078,039 shares of common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $15.0 million, and gross proceeds of $15.7 million.

During the nine months ended September 30, 2020, approximately 4.3 million common warrants issued in our October 2019 Public Offering were exercised for net proceeds of approximately $8.7 million.

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

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, and licensing and/or partnering arrangements. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2021. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital during or before the end of the first quarter of 2021, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, we would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(16,458,167)	$(8,055,962)
Net cash used in investing activities	(935,606)	(43,357)
Net cash provided by financing activities	24,215,316	4,169,371

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 consists primarily of our net loss of $19.1 million, reduced by certain noncash items, including impairment of intangible assets of $0.7 million, depreciation and amortization expense of $1.6 million, noncash interest expense of $1.7 million, and share-based compensation expense of $0.2 million. Net cash used in operating activities for the nine months ended September 30, 2019 consists primarily of our net loss of $9.9 million, reduced by certain noncash items, including impairment of ROU asset of $0.5 million, depreciation and amortization expense of $0.7 million, and stock-based compensation expense of $0.3 million.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of funds provided to Curetis GmbH as part of the Interim Facility offset by the acquisition of Curetis net of cash acquired of $1.3 million. Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of the purchase of property and equipment offset by proceeds from the sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 of $24.2 million consisted primarily of the net proceeds from the 2020 ATM Offering, exercises of common stock warrants, and issuance of debt. Net cash provided by financing activities for the nine months ended September 30, 2019 of $4.2 million consisted primarily of the net proceeds from the March 2019 Public Offering.

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

Off-balance sheet arrangements

As of September 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On April 1, 2020, OpGen completed its business combination transaction of Curetis. The Company has not yet completed an assessment of the design and/or operating effectiveness of Curetis’ internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2019 and 2018, we had net losses of $12.4 million and $13.4 million, respectively. From our inception through September 30, 2020, we had an accumulated deficit of $193.6 million. The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2019 and 2018 each contain explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2019 and 2020 to date, including the October 2019 Public Offering, March 2019 Public Offering, and 2020 ATM Offering. The net proceeds from such financings were approximately $36.7 million. We believe we can fund our operations into the first quarter of 2021, but cannot assure you that we can continue to raise the capital necessary to fund our business beyond that date.

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

Further, in 2016, Curetis entered into a contract for an up to €25 million senior, unsecured loan financing facility from the European Investment Bank (“EIB”), which we assumed in connection with our acquisition of Curetis. As of September 30, 2020, $21.1 million plus deferred interest in the amount of approximately $3.4 million was outstanding under the contract.

We believe that additional equity financings are the most likely source of capital going forward. There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2021. In the event we are unable to successfully raise additional capital during or before the first quarter of 2021, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

The COVID-19 pandemic has adversely impacted our business, financial condition and results of operations.

The COVID-19 pandemic has impacted the global economy and has impacted our operations in the United States and abroad, including by negatively impacting our sales and revenue. As a result we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic. We have experienced significant reductions in the demand for certain of our products, particularly due to the decline in elective medical procedures and medical treatment unrelated to COVID-19, which negatively impacted our revenues in the first half of fiscal year 2020. As the pandemic continues, we expect to continue to experience weakened demand for these products as a result of the reduction in elective and nonessential procedures, lower utilization of routine testing and related specimen collection, reduced spending by customers and reduced demand from research laboratories.

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

For ongoing and/or planned future trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID-19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. Further, health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies mayhave had and may continue to have slower response times or be under-resourced, which could significantly delay the FDA's ability to timely review and process any submissions we or our partners have filed or may file. The FDA recently notified us that the agency plans to continue prioritizing emergency use authorization requests for diagnostic products intended to address the COVID-19 pandemic for at least the remainder of the year, which will impact the statutory review periods for submissions, including the potential clearance decision on our Acuitas AMR Gene Panel (isolates) submission.

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

At this point in time, there remains significant uncertainty relating to the potential effect of the novel coronavirus on our business and results of operations. As coronavirus becomes more widespread, each day manufacturing closures and travel restrictions may remain or worsen, all of which would have a negative impact on our ability to operate our business, financial condition and results of operations as well as virtual marketing, sales and customer service interactions not being as effective as in-person interactions.

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

During September and November of 2020, we filed for forgiveness of the secured loans we received under the PPP. As part of the forgiveness process, we were required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate, including under the False Claims Act. In addition, our receipt of the PPP loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

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

We offer products for the testing for SARS-CoV-2, the causal pathogen of COVID-19. We may offer other products for testing or treatment of coronavirus. There can be no assurance that the existing test or any such future tests will be broadly adopted for use. We are among many companies that are trying to develop and commercialize tests for coronavirus, most of whom have far greater resources than us. If one of these companies develops an effective test, our development of such tests may not significantly increase our revenues and results of operations.

We incurred significant indebtedness as a result of the combination with Curetis, which could have a material adverse effect on our financial condition.

On April 1, 2020, we assumed the indebtedness of Curetis N.V. and Curetis. As of September 30, 2020, we owed indebtedness of $21.1 million of principal (plus deferred interest of $3.4. million) under a loan provided by the European Investment Bank with maturities in 2022, 2023, and 2024. In addition, we have secured indebtedness to MGHIF under the MGHIF Note. OpGen may not be able to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 11, 2020, the Company entered into a Lease (the “Lease Agreement”) with Key West MD Owner, LLC (the “Landlord”) for the lease of a new corporate facility at 9717 Key West Avenue, Rockville, Maryland 20850. The facility consists of approximately 10,100 square feet, which will serve as the Company’s new corporate headquarters and also be used for research and development purposes upon commencement of the Lease. The term of the Lease Agreement commences upon the earlier of the Company first occupying the facility and May 1, 2021 and will continue for ten (10) years and ten (10) months.  The Company has the right, at its sole option, to extend the term of the Lease Agreement for one additional period of five (5) years. The Lease Agreement provides for annual base rent of approximately $333,300 in the first year of the Lease Agreement, which increases on a yearly basis up to approximately $437,229 for the final ten months of the lease.

The foregoing description of the material terms of the Lease Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is attached as Exhibit 10.6 hereto.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amendment to the Amended and Restated Bylaws of OpGen, Inc., dated August 5, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020)

10.1

Executive Employment Agreement by and between the Company and Oliver Schacht, dated as of October 29, 2020.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020)

10.2	Managing Director’s Employment Contract by and between Curetis GmbH and Johannes Bacher, dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

10.3*	2020 Stock Options Plan, dated September 30, 2020

10.4*	Form of Director Grant to the 2020 Stock Options Plan

10.5*	Form of Employee Grant to the 2020 Stock Options Plan

10.6*	Lease Agreement, dated as of November 11, 2020, between the Registrant and Key West MD Owner, LLC (the "Landlord")

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	November 16, 2020

