Form 10-Q
period 2021-06-30
OPGEN INC
filed 2021-08-13
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-37367

_____________________________

OPGEN, INC.

(Exact name of registrant as specified in its charter)

_____________________________

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
9717 Key West Avenue, Suite 100, Rockville, MD	20850
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (240) 813-1260

_____________________________

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

38,270,250 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 11, 2021.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$31,182,385	$13,360,463
Accounts receivable, net	472,567	653,104
Inventory, net	1,333,880	1,485,986
Prepaid expenses and other current assets	2,081,549	1,388,090
Total current assets	35,070,381	16,887,643
Property and equipment, net	4,223,155	3,259,487
Finance lease right-of-use assets, net	227,209	449,628
Operating lease right-of-use assets	2,038,073	2,082,300
Goodwill	7,790,595	8,024,729
Intangible assets, net	15,662,324	16,580,963
Strategic inventory	2,995,436	1,686,342
Other noncurrent assets	555,190	779,953
Total assets	$68,562,363	$49,751,045
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,207,113	$1,868,666
Accrued compensation and benefits	1,541,898	2,126,511
Accrued liabilities	1,137,196	1,437,141
Deferred revenue	—	9,808
Current maturities of long-term debt	—	699,000
Short-term finance lease liabilities	116,829	266,470
Short-term operating lease liabilities	854,233	964,434
Total current liabilities	4,857,269	7,372,030
Long-term debt, net	20,670,941	19,378,935
Long-term finance lease liabilities	18,693	46,794
Long-term operating lease liabilities	2,910,810	1,492,544
Derivative liabilities	222,387	112,852
Other long-term liabilities	146,344	156,635
Total liabilities	28,826,444	28,559,790
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and
outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 38,270,250 and
25,085,534 shares issued and outstanding at June 30, 2021 and
December 31, 2020, respectively	382,703	250,855
Additional paid-in capital	260,027,841	219,129,045
Accumulated deficit	(222,672,979)	(200,735,827)
Accumulated other comprehensive income	1,998,354	2,547,182
Total stockholders’ equity	39,735,919	21,191,255
Total liabilities and stockholders’ equity	$68,562,363	$49,751,045

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Product sales	$307,804	$601,304	$835,383	$968,237
Laboratory services	266,784	25,992	450,849	25,992
Collaboration revenue	237,027	561,089	355,099	811,089
Total revenue	811,615	1,188,385	1,641,331	1,805,318
Operating expenses
Cost of products sold	342,580	713,916	896,634	990,470
Cost of services	137,934	252,655	242,918	390,321
Research and development	2,859,590	2,979,025	5,673,081	4,196,581
General and administrative	2,692,255	2,491,571	5,355,912	4,193,019
Sales and marketing	802,549	1,044,032	1,701,801	1,326,309
Transaction costs	—	225,000	—	470,322
Impairment of right-of-use asset	115,218	—	170,714	—
Impairment of intangibles assets	—	—	—	750,596
Total operating expenses	6,950,126	7,706,199	14,041,060	12,317,618
Operating loss	(6,138,511)	(6,517,814)	(12,399,729)	(10,512,300)
Other (expense) income
Gain on extinguishment of debt	259,353	—	259,353	—
Warrant inducement expense	—	—	(7,755,541)	—
Interest and other income (expense)	4,702	(5,656)	9,627	81,679
Interest expense	(1,198,169)	(1,044,891)	(2,363,151)	(1,083,158)
Foreign currency transaction (losses) gains	(915)	(289,788)	426,700	(293,664)
Change in fair value of derivative financial instruments	(13,021)	382,511	(114,411)	382,511
Total other (expense) income	(948,050)	(957,824)	(9,537,423)	(912,632)
Loss before income taxes	(7,086,561)	(7,475,638)	(21,937,152)	(11,424,932)
Provision for income taxes	—	—	—	—
Net loss	$(7,086,561)	$(7,475,638)	$(21,937,152)	$(11,424,932)
Net loss available to common stockholders	$(7,086,561)	$(7,475,638)	$(21,937,152)	$(11,424,932)
Net loss per common share - basic and diluted	$(0.19)	$(0.49)	$(0.65)	$(1.00)
Weighted average shares outstanding - basic and diluted	38,268,293	15,403,986	33,900,964	11,427,322
Net loss	$(7,086,561)	$(7,475,638)	$(21,937,152)	$(11,424,932)
Other comprehensive income (loss) - foreign currency translation	529,651	324,939	(548,828)	364,416
Comprehensive loss	$(6,556,910)	$(7,150,699)	$(22,485,980)	$(11,060,516)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2019	5,582,280	$55,823	—	$—	$178,779,814	$(17,315)	$(174,524,983)	$4,293,339
At the market offering, net of offering costs	2,814,934	28,149	—	—	5,449,283	—	—	5,477,432
Common stock warrant exercises	4,071,000	40,710	—	—	8,101,290	—	—	8,142,000
Stock compensation expense	—	—	—	—	79,740	—	—	79,740
Foreign currency translation	—	—	—	—	—	39,477	—	39,477
Net loss	—	—	—	—	—	—	(3,949,294)	(3,949,294)
Balances at March 31, 2020	12,468,214	124,682	—	—	192,410,127	22,162	(178,474,277)	14,082,694
At the market offering, net of offering costs	2,739,442	27,394	—	—	5,870,807	—	—	5,898,201
Shares issued in business combination	2,028,208	20,282	—		4,827,135	—	—	4,847,417
Value of equity awards assumed in business combination	—	—	—	—	136,912	—	—	136,912
Issuance of RSUs	5,166	52	—	—	(52)	—	—	—
Shares issued to settle convertible notes	452,902	4,529	—	—	875,903	—	—	880,432
Stock compensation expense	—	—	—	—	33,587	—	—	33,587
Foreign currency translation	—	—	—	—	—	324,939	—	324,939
Net loss	—	—	—	—	—	—	(7,475,638)	(7,475,638)
Balances at June 30, 2020	17,693,932	$176,939	—	$—	$204,154,419	$347,101	$(185,949,915)	$18,728,544

Balances at December 31, 2020	25,085,534	$250,855	—	$—	$219,129,045	$2,547,182	$(200,735,827)	$21,191,255
Offering of common stock and warrants, net of issuance costs	8,333,333	83,334	—	—	23,390,628	—	—	23,473,962
Inducement expense related to warrant reprice	—	—	—	—	7,755,541	—	—	7,755,541
Common stock warrant exercises, net of issuance costs	4,847,615	48,476	—	—	9,045,696	—	—	9,094,172
Proceeds from issuance of common stock warrants	—	—	—	—	255,751	—	—	255,751
Stock compensation expense	—	—	—	—	189,670	—	—	189,670
Foreign currency translation	—	—	—	—	—	(1,078,479)	—	(1,078,479)
Net loss	—	—	—	—	—	—	(14,850,591)	(14,850,591)
Balances at March 31, 2021	38,266,482	382,665	—	—	259,766,331	1,468,703	(215,586,418)	46,031,281
Issuance of RSUs	3,768	38	—	—	(38)	—	—	—
Stock compensation expense	—	—	—	—	261,548	—	—	261,548
Foreign currency translation	—	—	—	—	—	529,651	—	529,651
Net loss	—	—	—	—	—	—	(7,086,561)	(7,086,561)
Balances at June 30, 2021	38,270,250	$382,703	—	$—	$260,027,841	$1,998,354	$(222,672,979)	$39,735,919

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(21,937,152)	$(11,424,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,290,139	913,443
Noncash interest expense	1,934,356	810,368
Noncash interest income	—	(87,233)
Stock compensation expense	451,218	113,327
Gain on extinguishment of debt	(259,353)	—
Inducement expense related to warrant reprice	7,755,541	—
Change in fair value of derivative liabilities	114,411	(382,511)
Impairment of right-of-use asset	170,714	—
Impairment of intangible assets	—	750,596
Changes in operating assets and liabilities
Accounts receivable	172,048	820,505
Inventory	(1,253,260)	(373,379)
Other assets	(303,073)	662,694
Accounts payable	(627,285)	(487,314)
Accrued compensation and other liabilities	(57,706)	(97,586)
Deferred revenue	(9,808)	(450,719)
Net cash used in operating activities	(12,559,210)	(9,232,741)
Cash flows from investing activities
Acquisition of business, net of cash acquired of $1,266,849	—	1,266,849
Note receivable	—	(2,200,000)
Purchases of property and equipment	(1,723,064)	(1,057)
Net cash used in investing activities	(1,723,064)	(934,208)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	11,375,633
Proceeds from issuance of common stock warrants	255,751	—
Proceeds from issuance of common stock and pre-funded warrants in registered offering, net of selling costs	23,473,962	—
Proceeds from the exercise of common stock warrants, net of issuance costs	9,094,172	8,142,000
Proceeds from debt, net of issuance costs	—	1,138,983
Payments on debt	(441,076)	(206,933)
Payments on finance lease obligations	(177,742)	(324,278)
Net cash provided by financing activities	32,205,067	20,125,405
Effects of exchange rates on cash	(296,403)	325,908
Net increase in cash and cash equivalents and restricted cash	17,626,390	10,284,364
Cash and cash equivalents and restricted cash at beginning of period	14,107,255	2,893,603
Cash and cash equivalents and restricted cash at end of period	$31,733,645	$13,177,967
Supplemental disclosure of cash flow information
Cash paid for interest	$888,374	$94,073
Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$748,294	$—
Shares issued in business combination	$—	$4,847,417
Shares issued to settle convertible notes	$—	$880,432

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (“Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”), and certain other assets and liabilities of the Seller (together, “Curetis”) (see Note 4). References in this report to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters are in Rockville, Maryland and the Company’s principal operations are in Rockville, Maryland; Holzgerlingen and Bodelshausen, Germany; and Vienna, Austria. The Company operates in one business segment.

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes, and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel and Acuitas Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit.

On October 13, 2020, the Company announced its decision to discontinue the QuickFISH and PNA FISH product portfolio in its entirety by June 30, 2021 and certain licensing agreements with Life Technologies, a subsidiary of ThermoFisher, have therefore been terminated accordingly as of such date (see Note 11). The Company's FISH customers and distribution partners have been informed accordingly and last orders were received and processed in the first quarter of 2021. The discontinuance of these product lines did not qualify for discontinued operations reporting.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Acuitas AMR Gene Panel (Isolates) diagnostic test, Unyvero UTI and IJI products. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, as well as Unyvero UTI Panel and Acuitas AMR Gene Panel (Isolates) and Acuitas Lighthouse Software as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations, or CROs. OpGen will also continue to commercialize its Unyvero Panels in Europe and other global markets via distributors.

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

•

On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 4,166,666 shares of the Company's common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants are immediately exercisable, at an exercise price of $0.01, and may be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants will have an exercise price of $3.55 per share, will be exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of June 30, 2021, all 5,549,149 pre-funded warrants issued in the February 2021 Offering have been exercised.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of June 30, 2021 including Curetis GmbH and subsidiaries acquired on April 1, 2020; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; Vienna, Austria; and Copenhagen, Denmark, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income at June 30, 2021 and December 31, 2020.

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

Cash and cash equivalents and restricted cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents deposited in financial institutions in which the balances exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

At June 30, 2021 and December 31, 2020, the Company had funds totaling $551,260 and $746,792, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$31,182,385	$13,360,463	$12,886,547	$2,708,223
Restricted cash	551,260	746,792	291,420	185,380
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$31,733,645	$14,107,255	$13,177,967	$2,893,603

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $20,753 as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, the Company had accounts receivable from three customers which individually represented 50%, 16% and 13% of total accounts receivable, respectively. At December 31, 2020, the Company had accounts receivable from one customer which individually represented 20% of total accounts receivable. For the three months ended June 30, 2021, revenue earned from two customers represented 29% and 13% of total revenues, respectively. For the three months ended June 30, 2020, revenue earned from one customer represented 38% of total revenues. For the six months ended June 30, 2021, revenue earned from three customers represented 21%, 13%, and 11% of total revenues, respectively. For the six months ended June 30, 2020, revenue earned from two customers represented 22% and 14% of total revenues, respectively.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2021	December 31, 2020
Raw materials and supplies	$810,800	$773,021
Work-in-process	67,058	87,159
Finished goods	3,451,458	2,312,148
Total	$4,329,316	$3,172,328

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, QuickFISH and PNA FISH products, Curetis SARS-CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $91,066 and $288,378 at June 30, 2021 and December 31, 2020, respectively.

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

The Company classifies finished goods inventory it does not expect to sell or use in clinical studies within 12 months of the unaudited condensed consolidated balance sheets date as strategic inventory, a non-current asset.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and six months ended June 30, 2021 and 2020, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and six months ended June 30, 2021, the Company determined that the ROU asset associated with its San Diego, California office lease may not be recoverable. As a result, the Company recorded an impairment charge of $115,218 and $ 170,714 during the three and six months ended June 30, 2021, respectively.

Intangible assets and goodwill

Intangible assets and goodwill as of June 30, 2021 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development, software and customer relationships and consisted of the following as of June 30, 2021 and December 31, 2020:

			June 30, 2021			December 31, 2020
	Subsidiary	Cost	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization	Impairment	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	AdvanDx	$461,000	$—	$—	$—	$(217,413)	$(243,587)	$—	$—
Developed technology	AdvanDx	458,000	—	—	—	(308,526)	(149,474)	—	—
Customer relationships	AdvanDx	1,094,000	—	—	—	(736,465)	(357,535)	—	—
Trademarks and tradenames	Curetis	1,768,000	(237,532)	132,238	1,662,706	(147,161)	—	194,119	1,814,958
Distributor relationships	Curetis	2,362,000	(211,560)	176,665	2,327,105	(131,070)	—	259,336	2,490,266
A50 - Developed technology	Curetis	349,000	(66,991)	26,104	308,113	(41,504)	—	38,319	345,815
Ares - Developed technology	Curetis	5,333,000	(511,768)	398,879	5,220,111	(317,060)	—	585,536	5,601,476
A30 - In-Process Research & Development	Curetis	5,706,000	—	438,289	6,144,289	—	—	622,448	6,328,448
		$17,531,000	$(1,027,851)	$1,172,175	$15,662,324	$(1,899,199)	$(750,596)	$1,699,758	$16,580,963

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

Total amortization expense of intangible assets was $204,800 and $192,709 for the three months ended June 30, 2021 and 2020, respectively. Total amortization expense of intangible assets was $402,642 and $259,663 for the six months ended June 30, 2021 and 2020, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2021 (Six months)	$411,139
2022	822,278
2023	822,278
2024	822,278
2025	822,278
2026	822,278
Thereafter	4,995,506
Total	$9,518,035

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the six months ended June 30, 2021, the Company determined that its finite-lived intangible assets were not impaired. During the six months ended June 30, 2020, events and circumstances indicated the Company’s FISH intangible assets might be impaired. These circumstances included decreased product sales related to the COVID-19 pandemic and the loss of significant customers. Management’s updated estimate of undiscounted cash flows indicated that such carrying amounts were no longer expected to be recovered and that the FISH intangible assets were impaired. The Company’s analysis determined that the fair value of the assets was $0 and the Company recorded an impairment loss of $750,596.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of June 30, 2021 and December 31, 2020 was $7,790,595 and $8,024,729, respectively.

The changes in the carrying amount of goodwill as of June 30, 2021, and since December 31, 2020, were as follows:

Balance as of December 31, 2020	$8,024,729
Changes in currency translation	(234,134)
Balance as of June 30, 2021	$7,790,595

The Company conducts an impairment test of goodwill on an annual basis, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the six months ended June 30, 2021 and 2020, the Company determined that its goodwill was not impaired.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended June 30, 2021, the Company recognized $154,850 as a reduction of research and development expense related to government grant arrangements. For the six months ended June 30, 2021, the Company recognized $374,072 as a reduction of research and development expense related to government grant arrangements. There were no grant proceeds recognized for the three and six months ended June 30, 2020. The Company had earned but not yet received $727,659 and $413,530 related to these agreements and incentives included in prepaid expenses and other current assets, as of June 30, 2021 and December 31, 2020, respectively.

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

The Company also has foreign NOL carryforwards of $160,540,528 at December 31, 2020 from its foreign subsidiaries. $138,576,755 of those foreign NOL carryforwards are from the Company’s operations in Germany. Despite the NOL carryforwards, the Company may have a current and future tax liability due to the nuances of German tax law around the use of NOL’s within a consolidated group. There is no assurance that these foreign NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 11.0 million shares and 1.1 million shares as of June 30, 2021 and 2020, respectively.

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

Curetis’ assets and liabilities were measured and recognized at their fair values as of the transaction date and combined with the assets, liabilities, and results of operations of OpGen after the consummation of the business combination. The allocation of the purchase price to acquired assets and assumed liabilities based on their underlying fair values requires the extensive use of significant estimates and management’s judgment. The allocation of the purchase price is final at this time.

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

Unaudited pro forma results	Six months ended June 30, 2020
Revenues	$2,835,532
Net loss	(14,734,370)
Net loss per share	(1.29)

Note 5 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$307,804	$601,304	$835,383	$968,237
Laboratory services	266,784	25,992	450,849	25,992
Collaboration revenue	237,027	561,089	355,099	811,089
Total revenue	$811,615	$1,188,385	$1,641,331	$1,805,318

Revenues by geography are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$305,617	$302,676	$649,624	$893,125
International	505,998	885,709	991,707	912,193
Total revenue	$811,615	$1,188,385	$1,641,331	$1,805,318

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$9,808
New deferrals, net of amounts recognized in the current period	—
Amounts returned to customers	(9,808)
Effect of foreign exchange rates	—
Balance at June 30, 2021	$—

Contract assets

The Company did not have any contract assets as of June 30, 2021, which are generated when contractual billing schedules differ from revenue recognition timing. The Company had approximately $18,000 of contract assets as of December 31, 2020. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at June 30, 2021 and December 31, 2020.

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

For the six months ended June 30, 2021, the Company has not transferred any assets between fair value measurement levels.

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

In June 2019, Curetis drew down a third tranche of EUR 5.0 million from the EIB (“European Investment Bank”). In return for EIB waiving the condition precedent of a minimum cumulative equity capital raised of EUR 15 million to disburse this EUR 5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of EUR 5.0 million, which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.'s equity value upon maturity to a new 0.3% PPI in OpGen's equity value upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2021 was as follows:

Description	Balance at December 31, 2020	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at June 30, 2021
Participation percentage interest liability	$112,852	$114,411	$(4,876)	$222,387
Total	$112,852	$114,411	$(4,876)	$222,387

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the three months ended June 30, 2021, the Company recorded impairment expense of $115,218 related to its ROU assets. During the six months ended June 30, 2021, the Company recorded impairment expense of $170,714 related to its ROU assets. During the three and six months ended June 30, 2020, the Company recorded impairment expense of $0 and $750,596 related to its intangible assets, respectively (see Note 3).

Note 7 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
EIB	$25,754,951	$25,936,928
PPP	—	259,353
MGHIF	—	331,904
Insurance financings	—	107,742
Total debt obligations	25,754,951	26,635,927
Unamortized debt discount	(5,084,010)	(6,557,992)
Carrying value of debt	20,670,941	20,077,935
Less current portion	—	(699,000)
Long-term debt	$20,670,941	$19,378,935

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

On June 11, 2018, the Company executed an Allonge to the MGHIF Note. The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the MGHIF Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019. During the six months ended June 30, 2021, the Company made the final payment under the MGHIF Note and the lien on the Company’s assets was released.

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

As of June 30, 2021, the outstanding borrowings under all tranches were €21,671,955 (USD $25,754,951), including deferred interest payable at maturity of €3,671,955 (USD $4,363,751).

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

In accordance with the requirements of the CARES Act, the Borrowers used the proceeds from the Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrues on the Notes at the rate of 1.00% per annum. The Borrowers may apply for forgiveness of amounts due under the Notes, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the twenty-four weeks following disbursement under the Notes. The entire proceeds were used under the Notes for such qualifying expenses. OpGen filed for forgiveness of the Subsidiary note during November 2020. The Company Note was forgiven in November 2020. In May 2021, the Subsidiary Note was forgiven.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,198,169 and $1,044,891 for the three months ended June 30, 2021 and 2020, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $2,363,151 and $1,083,158 for the six months ended June 30, 2021 and 2020, respectively.

Note 8 – Stockholders’ equity

As of June 30, 2021, the Company had 50,000,000 shares of authorized common shares and 38,270,250 shares issued and outstanding, and 10,000,000 shares of authorized preferred shares, of which none were issued or outstanding.

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

On October 28, 2019, the Company closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit. The offering raised gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. During the six months ended June 30, 2021, 5,000 common warrants were exercised raising net proceeds of $10,000. During the year ended December 31, 2020, 4,341,000 common warrants were exercised raising net proceeds of approximately $8.7 million.

On February 11, 2020, the Company entered into an ATM Agreement with Wainwright, which we amended and restated on November 13, 2020 to add BTIG, LLC pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents. The Company did not sell any shares under the 2020 ATM Offering during the three or six months ended June 30, 2021. During the year ended December 31, 2020, the Company sold 7,521,610 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $15.8 million, and gross proceeds of $16.7 million. As of June 30, 2021, remaining availability under the ATM Agreement is $5.4 million.

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

On February 11, 2021, the Company closed the February 2021 Offering with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants are immediately exercisable, at an exercise price of $0.01, and may be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants will have an exercise price of $3.55 per share, will be exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of June 30, 2021, all pre-funded warrants issued in the February 2021 Offering have been exercised.

On March 9, 2021, the Company entered into an Exercise Agreement with the Holder from our 2020 PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 Existing Warrants for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder, New Warrants to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the remaining 4,842,615 outstanding Existing Warrants pursuant to the Exercise Agreement or an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $3.56. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of all of the remaining 4,842,615 outstanding Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants. The Company recognized approximately $7.8 million of non-cash warrant inducement expense during the six months ended June 30, 2021 related to this transaction representing the fair value of the New Warrants issued to induce the exercise. The fair values were calculated using the Black-Scholes option pricing model.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 1,003,421 shares were automatically added to the 2015 Plan. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2021, 411,644 shares remain available for issuance under the 2015 Plan.

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

For the three and six months ended June 30, 2021 and 2020, the Company recognized share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of services	$2,944	$727	$4,346	$1,455
Research and development	67,783	12,077	102,756	26,063
General and administrative	172,790	17,222	314,781	78,710
Sales and marketing	18,031	3,561	29,335	7,099
	$261,548	$33,587	$451,218	$113,327

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company granted 20,000 options during the three months ended June 30, 2021. During the three months ended June 30, 2021, 98,356 options were forfeited, and 473 options expired. The Company granted 355,000 options during the six months ended June 30, 2021. During the six months ended June 30, 2021, 98,376 options were forfeited, and 473 options expired.

The Company had total stock options to acquire 1,920,673 shares of common stock outstanding at June 30, 2021 under all of its equity compensation plans.

Restricted stock units

The Company granted 80,000 restricted stock units during the three months ended June 30, 2021, and 3,768 restricted stock units vested and 21,467 were forfeited. The Company granted 360,000 restricted stock units during the six months ended June 30, 2021, and 3,768 restricted stock units vested and 21,467 were forfeited. The Company had 342,884 total restricted stock units outstanding at June 30, 2021.

Stock purchase warrants

At June 30, 2021 and December 31, 2020, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2021 (1)	December 31, 2020 (1)
November 2011	$3,955.00	November 2021	15	15
December 2011	$3,955.00	December 2021	2	2
February 2015	$3,300.00	February 2025	451	451
May 2016	$656.20	May 2021	—	9,483
June 2016	$656.20	May 2021	—	4,102
June 2017	$390.00	June 2022	938	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.50	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	354,000	359,000
October 2019	$2.60	October 2024	235,000	235,000
November 2020	$1.94	May 2026	—	4,842,615
November 2020	$2.68	May 2026	242,130	242,130
February 2021	$3.55	August 2026	4,166,666	—
February 2021	$3.90	August 2026	416,666	—
March 2021	$3.56	March 2026	3,147,700	—
			8,717,963	5,848,131

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on August 22, 2019 were rounded up to the next whole share of common stock on a holder by holder basis.

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

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of June 30, 2021, the Company had acquired twenty-four QuantStudio 5s including none during the three and six months ended June 30, 2021. As of June 30, 2021, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Curetis places frame-work orders for Unyvero Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero Systems have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $2.1 million.

COVID-19 Impact

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

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of June 30, 2021 and December 31, 2020:

Lease Classification	June 30, 2021	December 31, 2020
ROU Assets:
Operating	$2,038,073	$2,082,300
Financing	227,209	449,628
Total ROU assets	$2,265,282	$2,531,928
Liabilities
Current:
Operating	$854,233	$964,434
Finance	116,829	266,470
Noncurrent:
Operating	2,910,810	1,492,544
Finance	18,693	46,794
Total lease liabilities	$3,900,565	$2,770,242

Maturities of lease liabilities as of June 30, 2021 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2021	$513,049	$92,858	$605,907
2022	740,316	44,850	785,166
2023	624,916	3,364	628,280
2024	634,511	280	634,791
2025	545,576	—	545,576
Thereafter	2,504,650	—	2,504,650
Total lease payments	5,563,018	141,352	5,704,370
Less: Interest	(1,797,975)	(5,830)	(1,803,805)
Present value of lease liabilities	$3,765,043	$135,522	$3,900,565

Condensed consolidated statements of operations classification of lease costs as of the three and six months ended June 30, 2021 and 2020 are as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating	Operating expenses	$298,331	$335,920	$646,369	$550,256
Finance:
Amortization	Operating expenses	111,464	129,909	222,420	262,257
Interest expense	Other expenses	4,491	15,050	11,350	33,519
Total lease costs		$414,286	$480,879	$880,139	$846,032

Other lease information as of June 30, 2021 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.2
Finance leases	0.8
Weighted average discount rate:
Operating leases	8.7%
Finance leases	9.4%

Supplemental cash flow information as of the six months ended June 30, 2021 and 2020 is as follows:

Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$646,369	$550,256
Finance leases	$11,350	$33,519
Cash used in financing activities
Finance leases	$177,742	$324,278
ROU assets obtained in exchange for lease obligations:
Operating leases	$748,294	$—

Note 11 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. ILÚM has since been acquired by Infectious Disease Connect, Inc. (“IDC”), a University of Pittsburgh Medical Center (“UPMC”) Enterprise company. The Company is working together with DOH’s Wadsworth Center and IDC to continue development of an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. In April 2020, the Company began a second-year expansion phase to build on the successes and experience of the first-year pilot phase while focusing on accomplishing the goal of the effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second-year contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. In April 2021, the Company extended its second-year expansion phase by another six months through September 30, 2021. The six-month extension and expansion contract includes a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to an additional $540,000. During the three months ended June 30, 2021 and 2020, the Company recognized $237,000 and $30,000 of revenue related to the contract, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $345,000 and $280,000 of revenue related to the contract, respectively.

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

Under the terms of the original agreement, Qiagen, in exchange for a moderate six figure up-front licensing payment, has received an exclusive RUO license to develop and commercialize general bioinformatics offerings and services for AMR research use only, based on Ares Genetics’ database on the genetics of antimicrobial resistance, ARESdb, as well as on the ARES bioinformatics AMR toolbox, AREStools. Under the agreement, the parties had agreed to a mid-single digit percentage royalty rate on Qiagen net sales, which is subject to a minimum royalty rate that steps up upon certain achieved milestones, which is payable to Ares Genetics. The parties also agreed to further modest six figure milestone payments upon certain product launches. The contract was subsequently amended in May 2021 to a non-exclusive license and a flat annual license fee as well as a royalty percentage on potential future panel based products that are developed by Qiagen.

FISH License

The Company was party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties were incurred upon the sale of a product or service which utilizes the licensed technology. The Company terminated this license agreement in October 2020 effective as of June 30, 2021 in conjunction with its announced exit of the FISH business in June 2021. The Company paid a one-time settlement fee of $350,000 and will pay a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations. The Company recognized net royalty expense of $0 and $62,500 for the three months ended June 30, 2021 and 2020, respectively. The Company recognized net royalty expense of $8,996 and $125,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with our subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, Curetis’ SARS-CoV-2 products, Acuitas AMR Gene Panel, Acuitas Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction. On October 13, 2020, the Company announced its decision to exit the FISH business in its entirety by June 30, 2021 and the Company's license agreement with Life Technologies, a subsidiary of ThermoFisher, will be terminated as of such date.

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

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

•	The Unyvero Lower Respiratory Tract, or LRT, test is the first FDA cleared test that can be used for the detection of more than 90% of common causative agents of hospitalized pneumonia. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We have commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

•	The Unyvero Urinary Tract Infection, or UTI, test which is CE-IVD marked in Europe is currently being made available to laboratories in the U.S. as a research use only or RUO kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. As part of our portfolio strategy update on October 13, 2020, we have decided to proceed with the analytical and clinical performance evaluation including clinical trials required for a subsequent U.S. FDA submission.

•	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant developed for the U.S. market based on the CE-IVD-marked European Unyvero ITI test, has also been selected for analytical and clinical performance evaluation including clinical trials towards a future U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. We believe that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

•	The Acuitas AMR Gene Panel (Isolates) is currently pending final FDA review and a potential clearance decision. The FDA recently notified us that completion of the FDA’s review would require additional time due to the COVID-19 pandemic and ongoing public health crisis. The FDA also informed us that it expects to complete its review by the end of August 2021 but explained it still does not commit to any MDUFA timelines and that its timelines can be affected by various factors, including the FDA’s other workload and public health priorities. Although the FDA has not committed to a timeline, we currently expect to see a completed review based on this timeline. Once FDA cleared, we expect to commercialize the Acuitas AMR Gene Panel for isolates more broadly to customers in the U.S. The Acuitas AMR Gene Panel (Urine) test has been discontinued as part of the October 13, 2020 portfolio and pipeline strategy review.

•	We are also developing novel bioinformatics tools and solutions to accompany or augment our current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of our portfolio of IVD products or even as a standalone bioinformatics product.

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

The Unyvero A50 tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with 2-5 minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. Partners include A. Menarini Diagnostics for pan-European distribution to currently 11 countries and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. We have a network currently consisting of over 20 distributors covering more than 40 countries. With the discontinuation of our FISH products business in Europe, we have reduced our network of distributors to only those distributors actively commercializing our Unyvero line of products or CE-IVD-marked SARS-CoV-2 test kits.

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

Our headquarters are in Rockville, Maryland, and our principal operations are in Rockville, Maryland and Holzgerlingen and Bodelshausen, both in Germany. We also have operations in Vienna, Austria. We operate in one business segment.

Recent developments

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in the financial markets.

As a result, we have experienced a material impact on our business, financial condition or results of operations for the three and six months ended June 30, 2021, and significant business disruptions as a result of the outbreak. For example, some of our employees are currently still working remotely from home, we have continued to suspend most business travel, and we are still unable to physically meet with future and current customers to sell and market our products. In addition, the COVID-19 pandemic has interrupted many of our clinical activities, which has and may further delay our ability to complete clinical trials and obtain regulatory approval for new products.

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

Financings

Since inception, we have incurred, and continue to incur, significant losses from operations. We have funded our operations primarily through external investor financing arrangements. During 2020, we raised net proceeds of approximately $33.8 million. On February 11, 2021, the Company closed the February 2021 Offering raising net proceeds of $23.5 million, and gross proceeds of $25.0 million. On March 9, 2021, the Company entered into the Exercise Agreement to induce the warrant holders from our 2020 PIPE to exercise their warrants issued in the 2020 PIPE. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of all of the remaining 4,842,615 outstanding Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants.

Results of operations for the three months ended June 30, 2021 and 2020

Revenues

	Three months ended June 30,
	2021	2020
Product sales	$307,804	$601,304
Laboratory services	266,784	25,992
Collaboration revenue	237,027	561,089
Total revenue	$811,615	$1,188,385

Total revenue for the three months ended June 30, 2021 decreased approximately 32% when compared to the same period in 2020, with a change in the mix of revenue, as follows:

•	Product Sales: a decrease in revenue of approximately 49% in the 2021 period compared to the 2020 period is primarily attributable to a decline of $0.3 million due to the exit from the Company’s FISH business;

•	Laboratory Services: an increase in revenue of approximately 926% in the 2021 period compared to the 2020 period is primarily attributable to an increase of $0.2 million due to the inclusion of Curetis and Ares Genetics’ laboratory services subsequent to the Transaction, including COVID testing services performed by the Company’s Curetis subsidiary; and

•	Collaboration Revenue: a decrease in revenue of approximately 58% in the 2021 period compared to the 2020 period is primarily attributable to a decline of $0.3 million due to the conclusion of non-recurring partnering revenues from a completed research and development collaboration with an IVD partner at Ares Genetics in 2020.

Operating expenses

	Three months ended June 30,
	2021	2020
Cost of products sold	$342,580	$713,916
Cost of services	137,934	252,655
Research and development	2,859,590	2,979,025
General and administrative	2,692,255	2,491,571
Sales and marketing	802,549	1,044,032
Transaction costs	—	225,000
Impairment of right-of-use asset	115,218	—
Total operating expenses	$6,950,126	$7,706,199

Our total operating expenses for the three months ended June 30, 2021 decreased approximately 10% when compared to the same period in 2020. Operating expenses changed as follows:

•	Costs of products sold: cost of products sold for the three months ended June 30, 2021 decreased approximately 52% when compared to the same period in 2020. The change in costs of products sold is primarily attributable to the discontinuation of the Company’s FISH line of products;

•	Costs of services: cost of services for the three months ended June 30, 2021 decreased approximately 45% when compared to the same period in 2020. The change in costs of services is primarily attributable to lower cost of services related to Ares Genetics collaboration revenue;

•	Research and development: research and development expenses for the three months ended June 30, 2021 decreased approximately 4% when compared to the same period in 2020, primarily due to reduced expenses related to our Acuitas AMR clinical trials;

•	General and administrative: general and administrative expenses for the three months ended June 30, 2021 increased approximately 8% when compared to the same period in 2020, primarily due to an increase in stock compensation expense;

•	Sales and marketing: sales and marketing expenses for the three months ended June 30, 2021 decreased approximately 23% when compared to the same period in 2020, primarily due to a one-time market research study performed in 2020;

•	Transaction costs: transaction costs for the three months ended June 30, 2020 represent one-time costs incurred as part of the business combination with Curetis; and

•	Impairment of right-of-use asset: impairment of right-of-use asset for the three months ended June 30, 2021 represents the impairment of our San Diego, California ROU asset.

Other expense

	Three months ended June 30,
	2021	2020
Gain on extinguishment of debt	$259,353	$—
Interest expense	(1,198,169)	(1,044,891)
Foreign currency transaction losses	(915)	(289,788)
Other income (expense)	4,702	(5,656)
Change in fair value of derivative financial instruments	(13,021)	382,511
Total other expense	$(948,050)	$(957,824)

Our total other expense for the three months ended June 30, 2021 remained relatively flat when compared to the same period in 2020.

Results of operations for the six months ended June 30, 2021 and 2020

The results of operations for the six months ended June 30, 2020 exclude results from operations of Curetis and its subsidiaries for the three months ended March 31, 2020.

Revenues

	Six months ended June 30,
	2021	2020
Product sales	$835,383	$968,237
Laboratory services	450,849	25,992
Collaboration revenue	355,099	811,089
Total revenue	$1,641,331	$1,805,318

Total revenue for the six months ended June 30, 2021 decreased approximately 9% when compared to the same period in 2020, with a change in the mix of revenue, as follows:

•	Product Sales: a decrease in revenue of approximately 14% in the 2021 period compared to the 2020 period is primarily attributable to a decline of $0.4 million due to the exit from the Company’s FISH business, offset in part by a $0.3 million increase due to the inclusion of Curetis’ products sales subsequent to the Transaction;

•	Laboratory Services: an increase in revenue in the 2021 period compared to the 2020 period is primarily attributable to an increase of $0.4 million due to the inclusion of Curetis and Ares Genetics’ laboratory services subsequent to the Transaction, including COVID testing services performed by the Company’s Curetis subsidiary; and

•	Collaboration Revenue: a decrease in revenue of approximately 56% in the 2021 period compared to the 2020 period is primarily attributable to a decline of $0.5 million due to the conclusion of non-recurring partnering revenues from a completed research and development collaboration with an IVD partner at Ares Genetics in 2020.

Operating expenses

	Six months ended June 30,
	2021	2020
Cost of products sold	$896,634	$990,470
Cost of services	242,918	390,321
Research and development	5,673,081	4,196,581
General and administrative	5,355,912	4,193,019
Sales and marketing	1,701,801	1,326,309
Transaction costs	—	470,322
Impairment of intangible assets	—	750,596
Impairment of right-of-use asset	170,714	—
Total operating expenses	$14,041,060	$12,317,618

Our total operating expenses for the six months ended June 30, 2021 increased approximately 14% when compared to the same period in 2020. Operating expenses changed as follows:

•	Costs of products sold: cost of products sold for the six months ended June 30, 2021 decreased approximately 9% when compared to the same period in 2020. The change in costs of products sold is primarily attributable to the discontinuation of the Company’s FISH line of products, offset in part by the inclusion of Curetis’ cost of products sold subsequent to the Transaction as well as increased regulatory costs;

•	Costs of services: cost of services for the six months ended June 30, 2021 decreased approximately 38% when compared to the same period in 2020. The change in costs of services is primarily attributable to lower Ares Genetics’ collaboration revenue;

•	Research and development: research and development expenses for the six months ended June 30, 2021 increased approximately 35% when compared to the same period in 2020. The change in research and development is primarily attributable to the inclusion of Curetis’ and Ares Genetics’ research and development expenses subsequent to the Transaction;

•	General and administrative: general and administrative expenses for the six months ended June 30, 2021 increased approximately 28% when compared to the same period in 2020, primarily due to the inclusion of Curetis’ expenses subsequent to the Transaction;

•	Sales and marketing: sales and marketing expenses for the six months ended June 30, 2021 increased approximately 28% when compared to the same period in 2020, primarily due to the inclusion of Curetis’ sales and marketing expenses subsequent to the Transaction, partially offset by lower travel costs;

•	Transaction costs: transaction costs for the six months ended June 30, 2020 represent one-time costs incurred as part of the business combination with Curetis;

•	Impairment of intangible assets: impairment of intangible assets for the six months ended June 30, 2020 represents the write down of intangible assets acquired from AdvanDx in 2015; and

•	Impairment of right-of-use asset: impairment of right-of-use asset for the six months ended June 30, 2021 represents the impairment of our San Diego, California ROU asset.

Other expense

	Six months ended June 30,
	2021	2020
Warrant inducement expense	$(7,755,541)	$—
Gain on extinguishment of debt	259,353	—
Interest expense	(2,363,151)	(1,083,158)
Foreign currency transaction gains (losses)	426,700	(293,664)
Other income	9,627	81,679
Change in fair value of derivative financial instruments	(114,411)	382,511
Total other expense	$(9,537,423)	$(912,632)

Our total other expense for the six months ended June 30, 2021 increased when compared to the same period in 2020 primarily due to warrant inducement expense related to our 2021 Warrant Exercise and an increase in interest expense associated with the debt assumed as part of the Transaction with Curetis.

Liquidity and capital resources

As of June 30, 2021, we had cash and cash equivalents of $31.2 million compared to $13.4 million at December 31, 2020. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2021 and 2020, including:

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

On March 9, 2021, we closed the 2021 Warrant Exercise resulting in the issuance of 4,842,615 shares of common stock and raising gross proceeds of approximately $9.65 million and net proceeds of $9.3 million.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, and licensing and/or partnering arrangements. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We believe that current cash on hand will be sufficient to fund operations into the second quarter of 2022. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital during or before the end of the second quarter of 2022, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, we would then need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(12,559,210)	$(9,232,741)
Net cash used in investing activities	(1,723,064)	(934,208)
Net cash provided by financing activities	32,205,067	20,125,405

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2021 consists primarily of our net loss of $21.9 million, reduced by certain noncash items, including inducement expense related to warrant repricing of $7.8 million, depreciation and amortization expense of $1.3 million, noncash interest expense of $1.9 million, and share-based compensation expense of $0.5 million. Net cash used in operating activities for the six months ended June 30, 2020 consists primarily of our net loss of $11.4 million, reduced by certain noncash items, including impairment of intangible assets of $0.7 million, depreciation and amortization expense of $0.9 million, non-cash interest expense of $0.8 million, and share-based compensation expense of $0.1 million.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2021 consisted of the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2020 consisted primarily of funds provided to Curetis GmbH as part of the Interim Facility offset by the acquisition of Curetis net of cash acquired of $1.3 million.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 of $32.2 million consisted primarily of the net proceeds from the February 2021 Offering and exercises of common stock warrants, net of payments on debt and insurance financings. Net cash provided by financing activities for the six months ended June 30, 2020 of $20.1 million consisted primarily of the net proceeds from the 2020 ATM Offering, exercises of common stock warrants, and issuance of debt.

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

Off-balance sheet arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On April 1, 2020, OpGen completed its business combination transaction of Curetis. The Company has not yet completed an assessment of the design and/or operating effectiveness of Curetis’ internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Timothy C. Dec
Timothy C. Dec
Chief Financial Officer

Date:	August 13, 2021