Form 10-Q
period 2021-09-30
OPGEN INC
filed 2021-11-12
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-Q

_____________________________

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

38,950,250 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 11, 2021.

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

•

our ability to obtain the approval of our stockholders to increase the number of authorized shares of our common stock;

•

the impact of COVID-19 on our business and operations;

•

our liquidity and working capital requirements, including our cash requirements over the next 12 months;

•

our use of proceeds from capital financing transactions;

•

the completion of our development efforts for our Unyvero UTI and IJI panels, Unyvero A30 RQ platform and ARESdb and the timing of regulatory submissions;

•

our ability to obtain regulatory clearance for and commercialize our product and services offerings;

•

our ability to establish a market for and sell our Acuitas AMR Gene Panel test for use with bacterial isolates;

•

our ability to sustain or grow our customer base for our Unyvero IVD products as well as our current research use only products;

•

regulations and changes in laws or regulations applicable to our business, including regulation by the FDA, European Union, including pending IVDR requirements, and China’s NMPA;

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$25,352,337	$13,360,463
Accounts receivable, net	751,065	653,104
Inventory, net	1,356,912	1,485,986
Prepaid expenses and other current assets	2,319,939	1,388,090
Total current assets	29,780,253	16,887,643
Property and equipment, net	4,290,204	3,259,487
Finance lease right-of-use assets, net	141,387	449,628
Operating lease right-of-use assets	1,885,025	2,082,300
Goodwill	7,606,071	8,024,729
Intangible assets, net	15,050,387	16,580,963
Strategic inventory	2,974,992	1,686,342
Other noncurrent assets	560,599	779,953
Total assets	$62,288,918	$49,751,045
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,146,895	$1,868,666
Accrued compensation and benefits	1,342,013	2,126,511
Accrued liabilities	1,329,983	1,437,141
Deferred revenue	—	9,808
Current maturities of long-term debt	14,668,424	699,000
Short-term finance lease liabilities	68,831	266,470
Short-term operating lease liabilities	610,336	964,434
Total current liabilities	19,166,482	7,372,030
Long-term debt, net	6,484,300	19,378,935
Long-term finance lease liabilities	7,869	46,794
Long-term operating lease liabilities	2,953,615	1,492,544
Derivative liabilities	225,395	112,852
Other long-term liabilities	152,405	156,635
Total liabilities	28,990,066	28,559,790
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and
outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 38,270,250 and
25,085,534 shares issued and outstanding at September 30, 2021 and
December 31, 2020, respectively	382,703	250,855
Additional paid-in capital	260,244,997	219,129,045
Accumulated deficit	(228,729,675)	(200,735,827)
Accumulated other comprehensive income	1,400,827	2,547,182
Total stockholders’ equity	33,298,852	21,191,255
Total liabilities and stockholders’ equity	$62,288,918	$49,751,045

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Product sales	$643,887	$601,562	$1,479,270	$1,569,799
Laboratory services	192,753	112,892	643,602	138,884
Collaboration revenue	402,492	342,311	757,591	1,153,400
Total revenue	1,239,132	1,056,765	2,880,463	2,862,083
Operating expenses
Cost of products sold	648,298	1,350,296	1,544,932	2,340,766
Cost of services	203,314	159,794	446,232	550,115
Research and development	2,382,303	2,433,553	8,055,384	6,630,134
General and administrative	2,088,226	2,356,413	7,444,138	6,549,432
Sales and marketing	1,003,577	932,671	2,705,378	2,258,980
Transaction costs	—	—	—	470,322
Impairment of right-of-use asset	—	—	170,714	—
Impairment of intangibles assets	—	—	—	750,596
Total operating expenses	6,325,718	7,232,727	20,366,778	19,550,345
Operating loss	(5,086,586)	(6,175,962)	(17,486,315)	(16,688,262)
Other (expense) income
Gain on extinguishment of debt	—	—	259,353	—
Warrant inducement expense	—	—	(7,755,541)	—
Interest and other income, net	31,844	19,965	41,471	101,644
Interest expense	(1,222,867)	(1,183,927)	(3,586,018)	(2,267,085)
Foreign currency transaction (losses) gains	229,074	(501,168)	655,774	(794,832)
Change in fair value of derivative financial instruments	(8,161)	165,497	(122,572)	548,008
Total other (expense) income	(970,110)	(1,499,633)	(10,507,533)	(2,412,265)
Loss before income taxes	(6,056,696)	(7,675,595)	(27,993,848)	(19,100,527)
Provision for income taxes	—	—	—	—
Net loss	$(6,056,696)	$(7,675,595)	$(27,993,848)	$(19,100,527)
Net loss available to common stockholders	$(6,056,696)	$(7,675,595)	$(27,993,848)	$(19,100,527)
Net loss per common share - basic and diluted	$(0.16)	$(0.40)	$(0.79)	$(1.36)
Weighted average shares outstanding - basic and diluted	38,270,250	19,116,864	35,373,397	14,016,896
Net loss	$(6,056,696)	$(7,675,595)	$(27,993,848)	$(19,100,527)
Other comprehensive income (loss) - foreign currency translation	(597,527)	1,266,901	(1,146,355)	1,631,317
Comprehensive loss	$(6,654,223)	$(6,408,694)	$(29,140,203)	$(17,469,210)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2019	5,582,280	$55,823	—	$—	$178,779,814	$(17,315)	$(174,524,983)	$4,293,339
At the market offering, net of offering costs	2,814,934	28,149	—	—	5,449,283	—	—	5,477,432
Common stock warrant exercises	4,071,000	40,710	—	—	8,101,290	—	—	8,142,000
Stock compensation expense	—	—	—	—	79,740	—	—	79,740
Foreign currency translation	—	—	—	—	—	39,477	—	39,477
Net loss	—	—	—	—	—	—	(3,949,294)	(3,949,294)
Balances at March 31, 2020	12,468,214	124,682	—	—	192,410,127	22,162	(178,474,277)	14,082,694
At the market offering, net of offering costs	2,739,442	27,394	—	—	5,870,807	—	—	5,898,201
Shares issued in business combination	2,028,208	20,282	—		4,827,135	—	—	4,847,417
Value of equity awards assumed in business combination	—	—	—	—	136,912	—	—	136,912
Issuance of RSUs	5,166	52	—	—	(52)	—	—	—
Shares issued to settle convertible notes	452,902	4,529	—	—	875,903	—	—	880,432
Stock compensation expense	—	—	—	—	33,587	—	—	33,587
Foreign currency translation	—	—	—	—	—	324,939	—	324,939
Net loss	—	—	—	—	—	—	(7,475,638)	(7,475,638)
Balances at June 30, 2020	17,693,932	176,939	—	—	204,154,419	347,101	(185,949,915)	18,728,544
At the market offering, net of offering costs	1,523,663	15,237	—	—	3,591,793	—	—	3,607,030
Common stock warrant exercises	270,000	2,700	—	—	537,000	—	—	540,000
Issuance of RSUs	750	7	—	—	(7)	—	—	—
Shares issued to settle convertible notes	311,003	3,110	—	—	567,255	—	—	570,365
Stock compensation expense	—	—	—	—	41,703	—	—	41,703
Foreign currency translation	—	—	—	—	—	1,266,901	—	1,266,901
Net loss	—	—	—	—	—	—	(7,675,595)	(7,675,595)
Balances at September 30, 2020	19,799,438	$197,993	—	$—	$208,892,463	$1,614,002	$(193,625,510)	$17,078,948

Balances at December 31, 2020	25,085,534	$250,855	—	$—	$219,129,045	$2,547,182	$(200,735,827)	$21,191,255
Offering of common stock and warrants, net of issuance costs	8,333,333	83,334	—	—	23,390,628	—	—	23,473,962
Inducement expense related to warrant reprice	—	—	—	—	7,755,541	—	—	7,755,541
Common stock warrant exercises, net of issuance costs	4,847,615	48,476	—	—	9,045,696	—	—	9,094,172
Proceeds from issuance of common stock warrants	—	—	—	—	255,751	—	—	255,751
Stock compensation expense	—	—	—	—	189,670	—	—	189,670
Foreign currency translation	—	—	—	—	—	(1,078,479)	—	(1,078,479)
Net loss	—	—	—	—	—	—	(14,850,591)	(14,850,591)
Balances at March 31, 2021	38,266,482	382,665	—	—	259,766,331	1,468,703	(215,586,418)	46,031,281
Issuance of RSUs	3,768	38	—	—	(38)	—	—	—
Stock compensation expense	—	—	—	—	261,548	—	—	261,548
Foreign currency translation	—	—	—	—	—	529,651	—	529,651
Net loss	—	—	—	—	—	—	(7,086,561)	(7,086,561)
Balances at June 30, 2021	38,270,250	382,703	—	—	260,027,841	1,998,354	(222,672,979)	39,735,919
Stock compensation expense	—	—	—	—	217,156	—	—	217,156
Foreign currency translation	—	—	—	—	—	(597,527)	—	(597,527)
Net loss	—	—	—	—	—	—	(6,056,696)	(6,056,696)
Balances at September 30, 2021	38,270,250	$382,703	—	$—	$260,244,997	$1,400,827	$(228,729,675)	$33,298,852

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(27,993,848)	$(19,100,527)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,107,323	1,622,922
Noncash interest expense	2,967,775	1,714,543
Noncash interest income	—	(87,233)
Stock compensation expense	668,374	155,030
Gain on extinguishment of debt	(259,353)	—
Inducement expense related to warrant reprice	7,755,541	—
Change in fair value of derivative liabilities	122,572	(548,008)
Impairment of right-of-use asset	170,714	—
Impairment of intangible assets	—	750,596
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(118,755)	649,079
Inventory	(1,891,760)	(348,484)
Other assets	(353,371)	754,484
Accounts payable	(667,480)	(1,037,810)
Accrued compensation and other liabilities	(188,322)	(166,753)
Deferred revenue	(9,808)	(816,006)
Net cash used in operating activities	(17,690,398)	(16,458,167)
Cash flows from investing activities
Acquisition of business, net of cash acquired of $1,266,849	—	1,266,849
Note receivable	—	(2,200,000)
Purchases of property and equipment	(1,824,765)	(2,455)
Net cash used in investing activities	(1,824,765)	(935,606)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	14,982,663
Proceeds from issuance of common stock warrants	255,751	—
Proceeds from issuance of common stock and pre-funded warrants in registered offering, net of selling costs	23,473,962	—
Proceeds from the exercise of common stock warrants, net of issuance costs	9,094,172	8,682,000
Proceeds from debt, net of issuance costs	—	1,871,308
Payment of deferred offering costs	(108,794)	—
Payments on debt	(441,076)	(853,063)
Payments on finance lease obligations	(236,563)	(467,592)
Net cash provided by financing activities	32,037,452	24,215,316
Effects of exchange rates on cash	(727,477)	1,066,898
Net increase in cash and cash equivalents and restricted cash	11,794,812	7,888,441
Cash and cash equivalents and restricted cash at beginning of period	14,107,255	2,893,603
Cash and cash equivalents and restricted cash at end of period	$25,902,067	$10,782,044
Supplemental disclosure of cash flow information
Cash paid for interest	$886,796	$118,540
Supplemental disclosures of noncash operating, investing, and financing activities
Right-of-use assets acquired through operating leases	$748,294	$—
Inventory transferred to property and equipment	$559,230	$—
Shares issued in business combination	$—	$4,847,417
Shares issued to settle convertible notes	$—	$1,450,797

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Following its initial announcement in October 2020, the Company discontinued its QuickFISH and PNA FISH product portfolio in its entirety as of June 30, 2021 (see Note 11). The Company's FISH customers and distribution partners have been informed accordingly and last orders were received and processed in the first quarter of 2021. The discontinuance of these product lines did not qualify for discontinued operations reporting.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret Antimicrobial resistance (AMR) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI and IJI products. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, Acuitas AMR Gene Panel diagnostic test, as well as the Unyvero UTI Panel as a RUO product to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations, or CROs. OpGen will also continue to commercialize its CE Marked Unyvero Panels in Europe and other global markets via distributors.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

•

On October 18, 2021, the Company closed a registered direct offering (the “October 2021 Offering”) with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock have a stated value of $100 per share and are convertible into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share at any time after the Company has received stockholder approval to increase the number of authorized shares of common stock of the Company. The warrants have an exercise price of $2.05 per share, will become exercisable on the later of the date of such stockholder approval and six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

•

On March 9, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the institutional investor (the “Holder”) from our 2020 PIPE financing (see discussion below for a description of the 2020 PIPE). Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 outstanding warrants acquired in the 2020 PIPE (the “Existing Warrants”) for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder new warrants (the “New Warrants”) to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the Existing Warrants pursuant to the Exercise Agreement or an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $3.56. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants (together, the “2021 Warrant Exercise”). As additional compensation, A.G.P./Alliance Global Partners, the Company’s placement agent for such warrant exchange, will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants.

•

On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants were immediately exercisable, at an exercise price of $0.01, and could be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants have an exercise price of $3.55 per share, are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of September 30, 2021, all 5,549,149 pre-funded warrants issued in the February 2021 Offering have been exercised.

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

•

On February 11, 2020, the Company entered into an At the Market Common Offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), which was amended and restated on November 13, 2020 to add BTIG, LLC (“BTIG”), pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents (the “2020 ATM Offering”). During the year ended December 31, 2020, the Company sold 7,521,610 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $15.8 million, and gross proceeds of $16.7 million. Since January 1, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering, all of which were sold subsequent to September 30, 2021, resulting in aggregate net proceeds to the Company of approximately $1,500,000, and gross proceeds of approximately $1,548,000.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash, including the October 2021 Offering, will be sufficient to repay or refinance the current portion of the Company’s debt and fund operations into the fourth quarter of 2022. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to successfully raise additional capital during or before the end of the fourth quarter of 2022, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, pause or abort clinical trials including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of September 30, 2021 including Curetis GmbH and subsidiaries acquired on April 1, 2020; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; Vienna, Austria; and Copenhagen, Denmark, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income at September 30, 2021 and December 31, 2020.

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

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, receivables, accounts payable, and deferred revenue) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At September 30, 2021 and December 31, 2020, the Company had funds totaling $549,730 and $746,792, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$25,352,337	$13,360,463	$10,488,072	$2,708,223
Restricted cash	549,730	746,792	293,972	185,380
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$25,902,067	$14,107,255	$10,782,044	$2,893,603

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 and $20,753 as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, the Company had accounts receivable from three customers which individually represented 28%, 15% and 11% of total accounts receivable, respectively. At December 31, 2020, the Company had accounts receivable from one customer which individually represented 20% of total accounts receivable. For the three months ended September 30, 2021, revenue earned from two customers represented 20% and 17% of total revenues, respectively. For the three months ended September 30, 2020, revenue earned from one customer represented 33% of total revenues. For the nine months ended September 30, 2021, revenue earned from three customers represented 19%, 15%, and 10% of total revenues, respectively. For the nine months ended September 30, 2020, revenue earned from two customers represented 29% and 11% of total revenues, respectively.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	September 30, 2021	December 31, 2020
Raw materials and supplies	$850,402	$773,021
Work-in-process	58,217	87,159
Finished goods	3,423,285	2,312,148
Total	$4,331,904	$3,172,328

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, Curetis SARS-CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $67,248 and $288,378 at September 30, 2021 and December 31, 2020, respectively.

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

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2021 and 2020, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the nine months ended September 30, 2021, the Company determined that the ROU asset associated with its San Diego, California office lease may not be recoverable. As a result, during the three and nine months ended September 30, 2021, the Company recorded an impairment charge of $0 and $170,714, respectively.

Intangible assets and goodwill

Intangible assets and goodwill as of September 30, 2021 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development, software and customer relationships and consisted of the following as of September 30, 2021 and December 31, 2020:

			September 30, 2021			December 31, 2020
	Subsidiary	Cost	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization	Impairment	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	AdvanDx	$461,000	$—	$—	$—	$(217,413)	$(243,587)	$—	$—
Developed technology	AdvanDx	458,000	—	—	—	(308,526)	(149,474)	—	—
Customer relationships	AdvanDx	1,094,000	—	—	—	(736,465)	(357,535)	—	—
Trademarks and tradenames	Curetis	1,768,000	(277,723)	83,469	1,573,746	(147,161)	—	194,119	1,814,958
Distributor relationships	Curetis	2,362,000	(247,356)	111,511	2,226,155	(131,070)	—	259,336	2,490,266
A50 - Developed technology	Curetis	349,000	(78,326)	16,477	287,151	(41,504)	—	38,319	345,815
Ares - Developed technology	Curetis	5,333,000	(598,360)	251,772	4,986,412	(317,060)	—	585,536	5,601,476
A30 - In-Process Research & Development	Curetis	5,706,000	—	270,923	5,976,923	—	—	622,448	6,328,448
		$17,531,000	$(1,201,765)	$734,152	$15,050,387	$(1,899,199)	$(750,596)	$1,699,758	$16,580,963

Identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of the intangibles are:

Estimated Useful Life
Trademarks and tradenames	10 years
Customer/distributor relationships	15 years
A50 – Developed technology	7 years
Ares – Developed technology	14 years
A30 – Acquired in-process research & development	Indefinite

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over its estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value.

The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $212,829 and $205,026 for the three months ended September 30, 2021 and 2020, respectively. Total amortization expense of intangible assets was $615,471 and $464,689 for the nine months ended September 30, 2021 and 2020, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2021 (Three months)	$200,294
2022	801,174
2023	801,174
2024	801,174
2025	801,174
2026	801,174
Thereafter	4,867,300
Total	$9,073,464

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the nine months ended September 30, 2021, the Company determined that its finite-lived intangible assets were not impaired. During the nine months ended September 30, 2020, events and circumstances indicated the Company’s FISH intangible assets might be impaired. These circumstances included decreased product sales related to the COVID-19 pandemic and the loss of significant customers. Management’s updated estimate of undiscounted cash flows indicated that such carrying amounts were no longer expected to be recovered and that the FISH intangible assets were impaired. The Company’s analysis determined that the fair value of the assets was $0 and the Company recorded an impairment loss of $750,596.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of September 30, 2021 and December 31, 2020 was $7,606,071 and $8,024,729, respectively.

The changes in the carrying amount of goodwill as of September 30, 2021, and since December 31, 2020, were as follows:

Balance as of December 31, 2020	$8,024,729
Changes in currency translation	(418,658)
Balance as of September 30, 2021	$7,606,071

The Company conducts an impairment test of goodwill on an annual basis, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the nine months ended September 30, 2021 and 2020, the Company determined that its goodwill was not impaired.

Revenue recognition

The Company derives revenues from (i) the sale of diagnostic test products, Unyvero Application cartridges, Unyvero Systems, SARS-CoV-2 tests, Acuitas AMR Gene Panel test products, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, and license arrangements.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended September 30, 2021, the Company recognized $190,911 as a reduction of research and development expense related to government grant arrangements. For the nine months ended September 30, 2021, the Company recognized $564,983 as a reduction of research and development expense related to government grant arrangements. There were no grant proceeds recognized for the three and nine months ended September 30, 2020. The Company had earned but not yet received $896,799 and $413,530 related to these agreements and incentives included in prepaid expenses and other current assets, as of September 30, 2021 and December 31, 2020, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 10.7 million shares and 2.2 million shares as of September 30, 2021 and 2020, respectively.

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

The components of the purchase price and net assets acquired are as follows:

Purchase Price

Number of shares issued to Curetis N.V	2,028,208
Multiplied by the market value per share of OpGen's common stock (i)	$2.39
Total fair value of common stock issued to Curetis N.V shareholders	4,847,417
Fair value of replacement stock awards related to pre combination service (ii)	136,912
Fair value of convertible notes assumed (iii)	1,323,750
Fair value of EIB debt assumed (iv)	15,784,892
Funds advanced to Curetis GmbH under Interim Facility	4,808,712
Cash and cash equivalents and restricted cash acquired	(1,266,849)
$25,634,834

(i)	The price per share of OpGen’s common stock was based on the closing price as reported on the Nasdaq Capital Market on April 1, 2020.
(ii)	The fair value of the stock options assumed was determined using the Black-Scholes option pricing model.
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

Unaudited pro forma results	Nine months ended September 30, 2020
Revenues	$3,886,834
Net loss	(22,340,822)
Net loss per share	(1.59)

Note 5 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Product sales	$643,887	$601,562	$1,479,270	$1,569,799
Laboratory services	192,753	112,892	643,602	138,884
Collaboration revenue	402,492	342,311	757,591	1,153,400
Total revenue	$1,239,132	$1,056,765	$2,880,463	$2,862,083

Revenues by geography are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Domestic	$372,902	$309,119	$1,036,662	$1,202,244
International	866,230	747,646	1,843,801	1,659,839
Total revenue	$1,239,132	$1,056,765	$2,880,463	$2,862,083

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$9,808
New deferrals, net of amounts recognized in the current period	—
Amounts returned to customers	(9,808)
Effect of foreign exchange rates	—
Balance at September 30, 2021	$—

Contract assets

The Company had contract assets of $109,444 as of September 30, 2021, which are generated when contractual billing schedules differ from revenue recognition timing. The Company had approximately $18,000 of contract assets as of December 31, 2020. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at September 30, 2021 and December 31, 2020.

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

For the nine months ended September 30, 2021, the Company has not transferred any assets between fair value measurement levels.

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

The fair value of level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021 was as follows:

Description	Balance at December 31, 2020	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at September 30, 2021
Participation percentage interest liability	$112,852	$122,572	$(10,029)	$225,395
Total	$112,852	$122,572	$(10,029)	$225,395

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the nine months ended September 30, 2021, the Company recorded impairment expense of $170,714 related to its ROU assets. During the three and nine months ended September 30, 2020, the Company recorded impairment expense of $0 and $750,596 related to its intangible assets, respectively (see Note 3).

Note 7 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
EIB	$25,408,938	$25,936,928
PPP	—	259,353
MGHIF	—	331,904
Insurance financings	—	107,742
Total debt obligations	25,408,938	26,635,927
Unamortized debt discount	(4,256,214)	(6,557,992)
Carrying value of debt	21,152,724	20,077,935
Less current portion	(14,668,424)	(699,000)
Long-term debt	$6,484,300	$19,378,935

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

On June 11, 2018, the Company executed an Allonge to the MGHIF Note. The Allonge provided that accrued and unpaid interest of $285,512 due as of July 14, 2018, the original maturity date, be paid through the issuance of shares of OpGen’s common stock in a private placement transaction. In addition, the Allonge revised and extended the maturity date for payment of the MGHIF Note to six semi-annual payments of $166,667 plus accrued and unpaid interest beginning on January 2, 2019. During the nine months ended September 30, 2021, the Company made the final payment under the MGHIF Note and the lien on the Company’s assets was released.

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

On July 10, 2020, EIB agreed to defer total interest payments of €720 thousand due in April and June 2020 under the first three tranches of the debt financing facility until December 31, 2020. The Company made these interest payments in December 2020.

The debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately $15.8 million as of the acquisition date. The resulting debt discount is being amortized over the life of the EIB debt as an increase to interest expense.

As of September 30, 2021, the outstanding borrowings under all tranches were €21,943,983 (USD $25,408,938), including deferred interest payable at maturity of €3,943,983 (USD $4,566,738).

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,222,867 and $1,183,927 for the three months ended September 30, 2021 and 2020, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $3,586,018 and $2,267,085 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 – Stockholders’ equity

As of September 30, 2021, the Company had 50,000,000 shares of authorized common shares and 38,270,250 shares issued and outstanding, and 10,000,000 shares of authorized preferred shares, of which none were issued or outstanding.

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

On October 28, 2019, the Company closed the October 2019 Public Offering of 2,590,170 units at $2.00 per unit and 2,109,830 pre-funded units at $1.99 per pre-funded unit. The offering raised gross proceeds of approximately $9.4 million and net proceeds of approximately $8.3 million. During the nine months ended September 30, 2021, 5,000 common warrants were exercised raising net proceeds of $10,000. During the year ended December 31, 2020, 4,341,000 common warrants were exercised raising net proceeds of approximately $8.7 million.

On February 11, 2020, the Company entered into an ATM Agreement with Wainwright, which we amended and restated on November 13, 2020 to add BTIG, LLC pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents. The Company did not sell any shares under the 2020 ATM Offering during the three or nine months ended September 30, 2021. During the year ended December 31, 2020, the Company sold 7,521,610 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $15.8 million, and gross proceeds of $16.7 million. As of September 30, 2021, remaining availability under the ATM Agreement is $5.4 million.

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

On February 11, 2021, the Company closed the February 2021 Offering with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants are immediately exercisable, at an exercise price of $0.01, and may be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants will have an exercise price of $3.55 per share, will be exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of September 30, 2021, all pre-funded warrants issued in the February 2021 Offering have been exercised.

On March 9, 2021, the Company entered into an Exercise Agreement with the Holder from our 2020 PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 Existing Warrants for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder, New Warrants to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the remaining Existing Warrants pursuant to the Exercise Agreement or an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $3.56. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants. The Company recognized approximately $7.8 million of non-cash warrant inducement expense during the nine months ended September 30, 2021 related to this transaction representing the fair value of the New Warrants issued to induce the exercise. The fair values were calculated using the Black-Scholes option pricing model.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 1,003,421 shares were automatically added to the 2015 Plan. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2021, 647,968 shares remain available for issuance under the 2015 Plan.

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

For the three and nine months ended September 30, 2021 and 2020, the Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of services	$2,977	$736	$7,323	$2,191
Research and development	65,836	12,259	168,592	38,322
General and administrative	112,706	24,100	427,487	102,810
Sales and marketing	35,637	4,608	64,972	11,707
	$217,156	$41,703	$668,374	$155,030

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company granted 60,000 options during the three months ended September 30, 2021. During the three months ended September 30, 2021, 252,625 options were forfeited, and 199 options expired. The Company granted 415,000 options during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, 351,001 options were forfeited, and 672 options expired.

The Company had total stock options to acquire 1,727,849 shares of common stock outstanding at September 30, 2021 under all of its equity compensation plans.

Restricted stock units

The Company granted no restricted stock units during the three months ended September 30, 2021, no restricted stock units vested, and 43,500 were forfeited. The Company granted 360,000 restricted stock units during the nine months ended September 30, 2021, and 3,768 restricted stock units vested and 64,967 were forfeited. The Company had 299,383 total restricted stock units outstanding at September 30, 2021.

Stock purchase warrants

At September 30, 2021 and December 31, 2020, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2021 (1)	December 31, 2020 (1)
November 2011	$3,955.00	November 2021	15	15
December 2011	$3,955.00	December 2021	2	2
February 2015	$3,300.00	February 2025	451	451
May 2016	$656.20	May 2021	—	9,483
June 2016	$656.20	May 2021	—	4,102
June 2017	$390.00	June 2022	938	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.50	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	354,000	359,000
October 2019	$2.60	October 2024	235,000	235,000
November 2020	$1.94	May 2026	—	4,842,615
November 2020	$2.68	May 2026	242,130	242,130
February 2021	$3.55	August 2026	4,166,666	—
February 2021	$3.90	August 2026	416,666	—
March 2021	$3.56	March 2026	3,147,700	—
			8,717,963	5,848,131

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on August 22, 2019 were rounded up to the next whole share of common stock on a holder by holder basis.

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

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of September 30, 2021, the Company had acquired twenty-four QuantStudio 5s including none during the three and nine months ended September 30, 2021. As of September 30, 2021, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Curetis places frame-work orders for Unyvero Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero Systems have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $1.5 million.

COVID-19 Impact

In December 2019 and early 2020, the coronavirus known as COVID-19 was reported to have surfaced in China. The spread of this virus globally in early 2020 has caused significant business disruption domestically in the United States and in Europe, as well as China, the areas in which the Company primarily operates or has significant business interest. While the disruption is currently expected to be temporary, such disruption is still ongoing and there remains considerable uncertainty around the duration of this disruption. Therefore, while the Company expects that this matter will continue to impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of September 30, 2021 and December 31, 2020:

Lease Classification	September 30, 2021	December 31, 2020
ROU Assets:
Operating	$1,885,025	$2,082,300
Financing	141,387	449,628
Total ROU assets	$2,026,412	$2,531,928
Liabilities
Current:
Operating	$610,336	$964,434
Finance	68,831	266,470
Noncurrent:
Operating	2,953,615	1,492,544
Finance	7,869	46,794
Total lease liabilities	$3,640,651	$2,770,242

Maturities of lease liabilities as of September 30, 2021 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2021	$255,767	$31,397	$287,164
2022	731,523	44,850	776,373
2023	617,829	3,364	621,193
2024	627,424	280	627,704
2025	541,023	—	541,023
Thereafter	2,504,648	—	2,504,648
Total lease payments	5,278,214	79,891	5,358,105
Less: Interest	(1,714,263)	(3,191)	(1,717,454)
Present value of lease liabilities	$3,563,951	$76,700	$3,640,651

Condensed consolidated statements of operations classification of lease costs as of the three and nine months ended September 30, 2021 and 2020 are as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating	Operating expenses	$188,945	$332,241	$835,314	$882,659
Finance:
Amortization	Operating expenses	85,822	125,005	308,242	387,262
Interest expense	Other expenses	2,640	15,806	13,991	49,326
Total lease costs		$277,407	$473,052	$1,157,547	$1,319,247

Other lease information as of September 30, 2021 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.4
Finance leases	0.9
Weighted average discount rate:
Operating leases	8.9%
Finance leases	9.2%

Supplemental cash flow information as of the nine months ended September 30, 2021 and 2020 is as follows:

Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$835,314	$882,659
Finance leases	$13,991	$45,185
Cash used in financing activities
Finance leases	$236,563	$467,592
ROU assets obtained in exchange for lease obligations:
Operating leases	$748,294	$—

Note 11 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. ILÚM has since been acquired by Infectious Disease Connect, Inc. (“IDC”), a University of Pittsburgh Medical Center (“UPMC”) Enterprise company. The Company is working together with DOH’s Wadsworth Center and IDC to continue development of an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. In April 2020, the Company began a second-year expansion phase to build on the successes and experience of the first-year pilot phase while focusing on accomplishing the goal of the effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second-year contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. In April 2021, the Company extended its second-year expansion phase by another six months through September 30, 2021 at which point the project was completed and has ended. The six-month extension and expansion contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to an additional $540,000. During the three months ended September 30, 2021 and 2020, the Company recognized $213,000 and $43,000 of revenue related to the contract, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $558,000 and $323,000 of revenue related to the contract, respectively. The project has been successfully completed and all revenues thereunder have been fully recognized.

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

FISH License

The Company was party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties were incurred upon the sale of a product or service which utilizes the licensed technology. The Company terminated this license agreement in October 2020 effective as of June 30, 2021 in conjunction with its announced exit of the FISH business in June 2021. The Company paid a one-time settlement fee of $350,000 and paid a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations. The Company recognized net royalty expense of $2,725 and $62,500 for the three months ended September 30, 2021 and 2020, respectively. The Company recognized net royalty expense of $11,721 and $187,500 for the nine months ended September 30, 2021 and 2020, respectively.

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

Note 13 – Subsequent events

Subsequent to September 30, 2021, in October 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $1,500,000, and gross proceeds of approximately $1,548,000.

On October 18, 2021, the Company closed the October 2021 Offering with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock have a stated value of $100 per share and are convertible into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share at any time after the Company has received stockholder approval to increase the number of authorized shares of common stock of the Company. The warrants have an exercise price of $2.05 per share, will become exercisable on the later of the date of stockholder approval and six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

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

Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with our subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, Acuitas AMR Gene Panel, Acuitas Lighthouse, and the ARES Technology Platform including ARESdb, using NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit. On October 13, 2020, the Company announced its decision to exit the FISH business in its entirety by June 30, 2021, and the Company's license agreement with Life Technologies, a subsidiary of ThermoFisher, was terminated as of such date.

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

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

•	The Unyvero Lower Respiratory Tract, or LRT, test is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of hospitalized pneumonia. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We have commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

•	Following registration of the Unyvero instrument system as an IVD for the Chinese market earlier in 2021, we are currently working with our strategic partner Beijing Clear Biotech towards execution of a supplemental clinical trial with the Unyvero HPN test. As requested by the Chinese regulatory authority NMPA, this study is geared towards generating additional data in China which will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past.

•	The Unyvero Urinary Tract Infection, or UTI, test which is CE-IVD marked in Europe is currently being made available to laboratories in the U.S. as a research use only or RUO kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. As part of our portfolio strategy update on October 13, 2020, we have decided to proceed with the analytical and clinical performance evaluation including clinical trials required for a subsequent U.S. FDA submission and initiated clinical trials in the third quarter of 2021.

•	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant developed for the U.S. market based on the CE-IVD-marked European Unyvero ITI test, has also been selected for analytical and clinical performance evaluation including clinical trials towards a future U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. We believe that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

•	On September 30, 2021, we received clearance from the FDA for our Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic antimicrobial resistance, or AMR, markers in isolated bacterial colonies from 26 different pathogens. We believe the panel provides clinicians with a valuable diagnostic tool that informs about potential antimicrobial resistance patterns early and supports appropriate antibiotic treatment decisions in this indication. We expect to commercialize the Acuitas AMR Gene Panel for isolates more broadly to customers in the U.S.

•	We are also developing novel bioinformatics tools and solutions to accompany or augment our current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of our portfolio of IVD products or even as a standalone bioinformatics product.

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

OpGen’s combined AMR bioinformatics offerings, once such products are cleared for marketing, if ever, will offer important new tools to clinicians treating patients with AMR infections. We have collaborated with Merck, Inc. to establish the Acuitas Lighthouse Knowledgebase, which is currently commercially available in the United States for RUO. The Acuitas Lighthouse Knowledgebase includes approximately 15,000 bacterial isolates from the Merck SMART surveillance network of 192 hospitals in 52 countries and other sources. The relevant datasets from Lighthouse have successfully been integrated into Ares Genetics’ ARESdb. Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the SIEMENS microbiology strain collection covering resistant pathogens and its development has significantly expanded, also by transferring data from the Acuitas Lighthouse into ARESdb to now cover approximately 78,000 bacterial isolates that have been sequenced using NGS technology and tested for susceptibility with applicable antibiotics from a range of over 100 antimicrobial drugs. In September 2019, Ares Genetics had signed a technology evaluation agreement with an undisclosed global IVD corporation. In the collaboration, Ares Genetics further enriched ARESdb with a focus on certain pathogens relevant in a first, undisclosed infectious disease indication. Following the successful completion of this collaborative R&D project, the IVD partner exercised its option for a 90-day period of exclusive negotiations with Ares Genetics for a potential exclusive license to ARESdb in the field of human clinical diagnostics. Following the lapse of such 90-day period without any commercial deal being signed, Ares Genetics is now in multiple, nonexclusive parallel discussions with several interested parties and such discussions are ongoing. Additional partnerships with a U.S. CLIA lab and CRO as well as UPMC have been initiated and are ongoing.

In addition to potential future licensing and partnering, OpGen’s subsidiary Ares Genetics intends to independently utilize the proprietary biomarker content in these databases, as well as to build an independent business in NGS and AI based offerings for AMR research and diagnostics in collaboration with its current and potential future partners in the life science, pharmaceutical and diagnostics industries. Ares Genetics signed up Siemens Technology Accelerator and AGES (Austrian Agency for Health and Food Safety), as well as several other national institutions from various European countries as new customers, as well as entered into another technology assessment and feasibility project with another undisclosed major global IVD corporation, which was also successfully completed.

The Unyvero A50 tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with 2-5 minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ and, following the successful completion of a key development milestone, Curetis has begun final verification and validation testing of the A30 instruments and has actively engaged in several ongoing partnering discussions and due diligence under respective material transfer agreements.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. Partners include A. Menarini Diagnostics for pan-European distribution to currently 11 countries and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. We have a network of distributors covering many countries in Europe, the Middle East and Africa, Asia Pacific and Latin America. With the discontinuation of our FISH products business in Europe, we have reduced our network of distributors to only those distributors actively commercializing our Unyvero line of products or CE-IVD-marked SARS-CoV-2 test kits.

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for our Unyvero UTI and IJI products. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, and Acuitas AMR Gene Panel tests, as well as the Unyvero UTI Panel as a RUO product to hospitals, public health departments, clinical laboratories, pharmaceutical companies and contract research organizations (“CROs”). OpGen’s subsidiary, Curetis, continues its preparations for achieving compliance with the upcoming European Union’s In-Vitro-Diagnostic Device Regulation (IVDR), which officially will go into effect in May 2022. Given the lack of designated Notified Bodies at this time, and with the recent EU commission proposal to provide for generous multi-year grace periods for IVD products with current IVDD CE marking, it is currently unclear at what point in time which of our products will actually begin to fall under the new regulation.

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

As a result, we have experienced a material impact on our business, financial condition or results of operations for the three and nine months ended September 30, 2021, and significant business disruptions as a result of the outbreak. For example, some of our employees are currently still working remotely from home, we have continued to suspend most business travel, and we are still not always able to physically meet with future and current customers to sell and market our products.

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

Financings

Since inception, we have incurred, and continue to incur, significant losses from operations. We have funded our operations primarily through external investor financing arrangements. During 2020, we raised net proceeds of approximately $33.8 million. The following financing transactions took place during 2021, raising combined net proceeds of approximately $48.25 million:

•	On February 11, 2021, the Company closed the February 2021 Offering raising net proceeds of $23.5 million, and gross proceeds of $25.0 million.

•	On March 9, 2021, the Company entered into the Exercise Agreement to induce the warrant holders from our 2020 PIPE to exercise their warrants issued in the 2020 PIPE. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of all of the remaining 4,842,615 outstanding Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants.

•	Subsequent to September 30, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $1,500,000, and gross proceeds of approximately $1,548,000.

•	On October 18, 2021, the Company closed the October 2021 Offering with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock have a stated value of $100 per share and are convertible into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share at any time after the Company has received stockholder approval to increase the number of authorized shares of common stock of the Company. The warrants have an exercise price of $2.05 per share, will become exercisable on the later of the date of stockholder approval and six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

Results of operations for the three months ended September 30, 2021 and 2020

Revenues

	Three months ended September 30,
	2021	2020
Product sales	$643,887	$601,562
Laboratory services	192,753	112,892
Collaboration revenue	402,492	342,311
Total revenue	$1,239,132	$1,056,765

Total revenue for the three months ended September 30, 2021 increased approximately 17% when compared to the same period in 2020, with a change in the mix of revenue, as follows:

•	Product Sales: an increase in revenue of approximately 7% in the 2021 period compared to the 2020 period is primarily attributable to an increase in the Company’s Unyvero product sales offset, in part, by the loss of FISH products revenue following the discontinuation of the FISH business;

•	Laboratory Services: an increase in revenue of approximately 71% in the 2021 period compared to the 2020 period is primarily attributable to an increase in Ares Genetics’ laboratory services as well as COVID testing services performed by the Company’s Curetis subsidiary; and

•	Collaboration Revenue: an increase in revenue of approximately 18% in the 2021 period compared to the 2020 period is primarily attributable to an increase in Ares Genetics collaboration revenue.

Operating expenses

	Three months ended September 30,
	2021	2020
Cost of products sold	$648,298	$1,350,296
Cost of services	203,314	159,794
Research and development	2,382,303	2,433,553
General and administrative	2,088,226	2,356,413
Sales and marketing	1,003,577	932,671
Total operating expenses	$6,325,718	$7,232,727

Our total operating expenses for the three months ended September 30, 2021 decreased approximately 13% when compared to the same period in 2020. Operating expenses changed as follows:

•	Cost of products sold: cost of products sold for the three months ended September 30, 2021 decreased approximately 52% when compared to the same period in 2020. The decrease in cost of products sold is primarily attributable to the discontinuation of the Company’s FISH line of products;

•	Cost of services: cost of services for the three months ended September 30, 2021 increased approximately 27% when compared to the same period in 2020. The increase in cost of services is primarily attributable to an increase in laboratory service and collaboration revenue by Ares Genetics;

•	Research and development: research and development expenses for the three months ended September 30, 2021 decreased approximately 2% when compared to the same period in 2020, primarily due to reduced expenses related to our Acuitas AMR clinical trials;

•	General and administrative: general and administrative expenses for the three months ended September 30, 2021 decreased approximately 11% when compared to the same period in 2020, primarily due to a decrease in payroll related expenses; and

•	Sales and marketing: sales and marketing expenses for the three months ended September 30, 2021 increased approximately 8% when compared to the same period in 2020, primarily due to the expansion of our US sales team.

Other expense

	Three months ended September 30,
	2021	2020
Interest expense	$(1,222,867)	$(1,183,927)
Foreign currency transaction gains (losses)	229,074	(501,168)
Other income	31,844	19,965
Change in fair value of derivative financial instruments	(8,161)	165,497
Total other expense	$(970,110)	$(1,499,633)

Our total other expense for the three months ended September 30, 2021 decreased when compared to the same period in 2020 primarily due to the change in foreign currency transaction gains (losses).

Results of operations for the nine months ended September 30, 2021 and 2020

The results of operations for the nine months ended September 30, 2020 exclude results from operations of Curetis and its subsidiaries for the three months ended March 31, 2020.

Revenues

	Nine months ended September 30,
	2021	2020
Product sales	$1,479,270	$1,569,799
Laboratory services	643,602	138,884
Collaboration revenue	757,591	1,153,400
Total revenue	$2,880,463	$2,862,083

Total revenue for the nine months ended September 30, 2021 increased approximately 1% when compared to the same period in 2020, with a change in the mix of revenue, as follows:

•	Product Sales: a decrease in revenue of approximately 6% in the 2021 period compared to the 2020 period is primarily attributable due to the Company’s exit from the Company’s FISH business, offset in part by the inclusion of Curetis’ products sales subsequent to the Transaction;

•	Laboratory Services: an increase in revenue of approximately 363% in the 2021 period compared to the 2020 period is primarily attributable to the inclusion of Curetis and Ares Genetics’ laboratory services subsequent to the Transaction, including COVID testing services performed by the Company’s Curetis subsidiary; and

•	Collaboration Revenue: a decrease in revenue of approximately 34% in the 2021 period compared to the 2020 period is primarily attributable to the conclusion of non-recurring partnering revenues from a completed research and development collaboration with an IVD partner at Ares Genetics in 2020 and non-recurring milestone based revenue from the NYS project.

Operating expenses

	Nine months ended September 30,
	2021	2020
Cost of products sold	$1,544,932	$2,340,766
Cost of services	446,232	550,115
Research and development	8,055,384	6,630,134
General and administrative	7,444,138	6,549,432
Sales and marketing	2,705,378	2,258,980
Transaction costs	—	470,322
Impairment of intangible assets	—	750,596
Impairment of right-of-use asset	170,714	—
Total operating expenses	$20,366,778	$19,550,345

Our total operating expenses for the nine months ended September 30, 2021 increased approximately 4% when compared to the same period in 2020. Operating expenses changed as follows:

•

Cost of products sold: cost of products sold for the nine months ended September 30, 2021 decreased approximately 34% when compared to the same period in 2020. The decrease in cost of products sold is primarily attributable to the discontinuance of the Company’s FISH line of products, partially offset by increased costs due to the sale of Curetis products;

•	Cost of services: cost of services for the nine months ended September 30, 2021 decreased approximately 19% when compared to the same period in 2020. The decrease in cost of services is primarily attributable to lower Ares Genetics’ collaboration revenue;

•	Research and development: research and development expenses for the nine months ended September 30, 2021 increased approximately 21% when compared to the same period in 2020. The increase in research and development is primarily attributable to the inclusion of Curetis’ and Ares Genetics’ research and development expenses subsequent to the Transaction;

•	General and administrative: general and administrative expenses for the nine months ended September 30, 2021 increased approximately 14% when compared to the same period in 2020, primarily due to the inclusion of Curetis’ expenses subsequent to the Transaction;

•	Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2021 increased approximately 20% when compared to the same period in 2020, primarily due to the inclusion of Curetis’ sales and marketing expenses subsequent to the Transaction, partially offset by lower travel costs;

•	Transaction costs: transaction costs for the nine months ended September 30, 2020 represent one-time costs incurred as part of the business combination with Curetis;

•	Impairment of intangible assets: impairment of intangible assets for the nine months ended September 30, 2020 represents the write down of intangible assets acquired from AdvanDx in 2015; and

•	Impairment of right-of-use asset: impairment of right-of-use asset for the nine months ended September 30, 2021 represents the impairment of our San Diego, California ROU asset.

Other expense

	Nine months ended September 30,
	2021	2020
Warrant inducement expense	$(7,755,541)	$—
Gain on extinguishment of debt	259,353	—
Interest expense	(3,586,018)	(2,267,085)
Foreign currency transaction gains (losses)	655,774	(794,832)
Other income	41,471	101,644
Change in fair value of derivative financial instruments	(122,572)	548,008
Total other expense	$(10,507,533)	$(2,412,265)

Our total other expense for the nine months ended September 30, 2021 increased when compared to the same period in 2020 primarily due to warrant inducement expense related to our 2021 Warrant Exercise and an increase in interest expense associated with the debt assumed as part of the Transaction with Curetis.

Liquidity and capital resources

As of September 30, 2021, we had cash and cash equivalents of $25.4 million compared to $13.4 million at December 31, 2020. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2021 and 2020, including:

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

Subsequent to September 30, 2021, we sold 680,000 shares of our common stock under the 2020 ATM Offering resulting in aggregate net proceeds to us of approximately $1,500,000, and gross proceeds of approximately $1,548,000.

On October 18, 2021, we closed the October 2021 Offering of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, and licensing and/or partnering arrangements. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We believe that our cash and cash equivalents as of September 30, 2021 and proceeds from the October 2021 Offering will be sufficient to repay or refinance the current portion of our debt and fund operations into the fourth quarter of 2022. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital during or before the end of the fourth quarter of 2022, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, we would then need to pursue a plan to license or sell our assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(17,690,398)	$(16,458,167)
Net cash used in investing activities	(1,824,765)	(935,606)
Net cash provided by financing activities	32,037,452	24,215,316

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 consists primarily of our net loss of $28.0 million, reduced by certain noncash items, including inducement expense related to warrant repricing of $7.8 million, depreciation and amortization expense of $2.1 million, noncash interest expense of $3.0 million, and share-based compensation expense of $0.7 million. Net cash used in operating activities for the nine months ended September 30, 2020 consists primarily of our net loss of $19.1 million, reduced by certain noncash items, including impairment of intangible assets of $0.8 million, depreciation and amortization expense of $1.6 million, non-cash interest expense of $1.7 million, and share-based compensation expense of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 consists of the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of funds provided to Curetis GmbH as part of the Interim Facility offset by the acquisition of Curetis, net of cash acquired of $1.3 million.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 consists primarily of the net proceeds from the February 2021 Offering, 2021 Warrant Exercise, and other exercises of common stock warrants, net of payments on debt and insurance financings. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of the net proceeds from the 2020 ATM Offering, exercises of common stock warrants, and issuance of debt.

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

Off-balance sheet arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

On April 1, 2020, OpGen completed its business combination transaction of Curetis. The Company has not yet completed an assessment of the design and/or operating effectiveness of Curetis’ internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our Board of Directors could issue one or more additional series of preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting and other rights.

Our Amended and Restated Certificate of Incorporation, as amended (the “Certificate”), authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, of which only 150,000 shares were issued as Series B Convertible Preferred Stock to an investor in our October 2021 Offering, with designations, rights and preferences as may be determined from time to time by our Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company. In the event that we issue preferred stock in the future that has preferences over our common stock with respect to payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred stock that is convertible into our common stock at, or that has voting rights that are, greater than a one-to-one ratio, the voting and other rights of the holders of our common stock or the market price of our common stock could be adversely affected.

Holders of our preferred stock may have interests and rights that are different from our common stockholders.

In October 2021, we issued 150,000 shares of Series B Convertible Preferred Stock, with a stated value of $100 per share, to an investor for aggregate gross proceeds of $15 million. The holders of the Series B Convertible Preferred Stock generally participate in dividends and proceeds of any liquidation, on an as-if converted basis, in an equal amount and form as the holders of shares of our common stock and are convertible, upon the occurrence of certain events, at a rate of $2.00 per share (subject to certain adjustments for stock dividends, stock splits or the occurrence of a fundamental transaction). The total number of shares of common stock issuable upon conversion of the outstanding shares of preferred stock is 7,500,000 shares (subject to adjustment), which if and when issued upon conversion will dilute the existing holders of common stock.

The shares of preferred stock have no voting rights, except that they have the right to vote, with the holders of common stock, as a single class, with each share of preferred stock entitled to 30,000 votes on: (i) any resolution to amend the Certificate to reduce the voting standard required for future amendments to a majority of the shares outstanding; and (ii) any resolution to amend the Certificate to increase the authorized shares of common stock to 100,000,000, provided, that the Company must count the votes of such preferred stock on such matter in proportion to the vote of the common stock on such resolution. The holders of preferred stock will therefore have a substantial number of votes in excess of the amount of shares of common stock underlying its shares of preferred stock on such proposals that will be considered at the Company’s Special Meeting of Stockholders to be held on December 8, 2021 (provided, that, as noted above, the votes of the preferred stock on the proposal to increase the authorized shares of common stock must be counted in proportion to the vote of the common stock on such proposal). Unless the Company’s number of authorized shares of common stock remaining available for issuance is increased, including by approval of the proposals at the Special Meeting by the requisite vote of the Company’s stockholders, the shares of preferred stock cannot be converted into common stock of the Company. In addition, there is also no established public trading market for the preferred stock, and we do not expect one to develop. Accordingly, the interests of the holders of preferred stock may differ from those of our common stockholders, including, with respect to the approval of such amendments to the Certificate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Oliver Schacht
Oliver Schacht, Ph.D.
Chief Executive Officer (principal executive officer and principal financial officer)

Date:	November 12, 2021