Form 10-Q
period 2022-03-31
OPGEN INC
filed 2022-05-13
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

46,558,250 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of May 11, 2022.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the continued impact of COVID-19 on our business and operations;
●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
●	our use of proceeds from capital financing transactions;
●	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
●	the completion of our development efforts for our Unyvero UTI and IJI panels, Unyvero A30 RQ platform and ARESdb and the timing of regulatory submissions;
●	our ability to establish a market for and sell our Acuitas AMR Gene Panel test for use with bacterial isolates;
●	our ability to obtain regulatory clearance for and commercialize our product and services offerings;
●	our ability to sustain or grow our customer base for our Unyvero IVD and Acuitas AMR Gene Panel products as well as our current research use only products;
●	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA, European Union, including pending IVDR requirements, and China’s NMPA;
●	our ability to further integrate the OpGen, Curetis, and Ares Genetics businesses;
●	our ability to satisfy our debt obligations;
●

adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine;

●	anticipated trends and challenges in our business and the competition that we face;
●	the execution of our business plan and our growth strategy;
●	our expectations regarding the size of and growth in potential markets;
●	our opportunity to successfully enter into new collaborative or strategic agreements;
●	compliance with the U.S. and international regulations applicable to our business; and
●	our expectations regarding future revenue and expenses.

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including but not limited to OpGen®, Curetis®, Unyvero®, ARES® and ARES GENETICS®, and Acuitas®. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$30,653,410	$36,080,392
Accounts receivable, net	265,885	1,172,396
Inventory, net	1,361,221	1,239,456
Prepaid expenses and other current assets	1,212,195	1,250,331
Total current assets	33,492,711	39,742,575
Property and equipment, net	3,721,720	4,011,748
Finance lease right-of-use assets, net	50,756	90,467
Operating lease right-of-use assets	1,706,346	1,814,396
Goodwill	7,316,883	7,453,007
Intangible assets, net	14,054,168	14,530,209
Strategic inventory	3,448,808	3,472,337
Other noncurrent assets	468,041	551,794
Total assets	$64,259,433	$71,666,533
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$865,440	$1,307,081
Accrued compensation and benefits	1,695,557	1,621,788
Accrued liabilities	1,582,882	1,965,845
Current maturities of long-term debt	14,394,824	14,519,113
Short-term finance lease liabilities	26,462	43,150
Short-term operating lease liabilities	447,710	459,792
Total current liabilities	19,012,875	19,916,769
Long-term debt, net	7,955,483	7,176,251
Long-term finance lease liabilities	2,803	3,644
Long-term operating lease liabilities	2,860,703	2,977,402
Derivative liabilities	114,804	228,589
Other long-term liabilities	141,631	146,798
Total liabilities	30,088,299	30,449,453
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,557,750 and 46,450,250 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	465,578	464,503
Additional paid-in capital	275,949,034	275,708,490
Accumulated deficit	(242,345,255)	(235,541,539)
Accumulated other comprehensive income	101,777	585,626
Total stockholders’ equity	34,171,134	41,217,080
Total liabilities and stockholders’ equity	$64,259,433	$71,666,533

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
	2022	2021
Revenue
Product sales	$366,052	$613,918
Laboratory services	42,929	97,726
Collaboration revenue	60,764	118,072
Total revenue	469,745	829,716
Operating expenses
Cost of products sold	291,997	554,054
Cost of services	30,562	104,984
Research and development, net	2,316,441	2,813,491
General and administrative	2,625,053	2,663,657
Sales and marketing	1,051,432	899,252
Impairment of right-of-use asset	—	55,496
Total operating expenses	6,315,485	7,090,934
Operating loss	(5,845,740)	(6,261,218)
Other (expense) income
Warrant inducement expense	—	(7,755,541)
Interest and other income	3,121	4,925
Interest expense	(1,269,581)	(1,164,982)
Foreign currency transaction gains	198,740	427,615
Change in fair value of derivative financial instruments	109,744	(101,390)
Total other expense	(957,976)	(8,589,373)
Loss before income taxes	(6,803,716)	(14,850,591)
Provision for income taxes	—	—
Net loss	$(6,803,716)	$(14,850,591)
Net loss available to common stockholders	$(6,803,716)	$(14,850,591)
Net loss per common share - basic and diluted	$(0.15)	$(0.50)
Weighted average shares outstanding - basic and diluted	46,483,694	29,485,067
Net loss	$(6,803,716)	$(14,850,591)
Other comprehensive loss - foreign currency translation	(483,849)	(1,078,479)
Comprehensive loss	$(7,287,565)	$(15,929,070)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2020	25,085,534	$250,855	—	$—	$219,129,045	$2,547,182	$(200,735,827)	$21,191,255
Offering of common stock and warrants, net of issuance costs	8,333,333	83,334	—	—	23,390,628	—	—	23,473,962
Inducement expense related to warrant reprice	—	—	—	—	7,755,541	—	—	7,755,541
Common stock warrant exercises, net of issuance costs	4,847,615	48,476	—	—	9,045,696	—	—	9,094,172
Proceeds from issuance of common stock warrants	—	—	—	—	255,751	—	—	255,751
Stock compensation expense	—	—	—	—	189,670	—	—	189,670
Foreign currency translation	—	—	—	—	—	(1,078,479)	—	(1,078,479)
Net loss	—	—	—	—	—	—	(14,850,591)	(14,850,591)
Balances at March 31, 2021	38,266,482	$382,665	—	$—	$259,766,331	$1,468,703	$(215,586,418)	$46,031,281

Balances at December 31, 2021	46,450,250	$464,503	—	$—	$275,708,490	$585,626	$(235,541,539)	$41,217,080
Issuance of RSUs	107,500	1,075	—	—	(1,075)	—	—	—
Stock compensation expense	—	—	—	—	241,619	—	—	241,619
Foreign currency translation	—	—	—	—	—	(483,849)	—	(483,849)
Net loss	—	—	—	—	—	—	(6,803,716)	(6,803,716)
Balances at March 31, 2022	46,557,750	$465,578	—	$—	$275,949,034	$101,777	$(242,345,255)	$34,171,134

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(6,803,716)	$(14,850,591)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	514,269	546,913
Noncash interest expense	1,091,843	939,919
Stock compensation expense	241,619	189,670
Inducement expense related to warrant reprice	—	7,755,541
Change in fair value of derivative liabilities	(109,744)	101,390
Impairment of right-of-use asset	—	55,496
Changes in operating assets and liabilities
Accounts receivable	889,810	155,689
Inventory	(170,028)	(448,486)
Other assets	110,332	210,102
Accounts payable	(423,955)	(570,922)
Accrued compensation and other liabilities	(381,830)	949,351
Net cash used in operating activities	(5,041,400)	(4,965,928)
Cash flows from investing activities
Purchases of property and equipment	(38,713)	(850,885)
Net cash used in investing activities	(38,713)	(850,885)
Cash flows from financing activities
Proceeds from issuance of common stock warrants	—	255,751
Proceeds from issuance of common stock and pre-funded warrants in registered offering, net of selling costs	—	23,473,962
Proceeds from the exercise of common stock warrants, net of issuance costs	—	9,094,172
Payments on debt	—	(418,374)
Payments on finance lease obligations	(17,529)	(100,466)
Net cash (used in) provided by financing activities	(17,529)	32,305,045
Effects of exchange rates on cash	(413,093)	(628,998)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,510,735)	25,859,234
Cash and cash equivalents and restricted cash at beginning of period	36,632,186	14,107,255
Cash and cash equivalents and restricted cash at end of period	$31,121,451	$39,966,489
Supplemental disclosure of cash flow information
Cash paid for interest	$1,120	$26,029
Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$—	$748,294

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (the “Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all of the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”), and certain other assets and liabilities of the Seller (together, “Curetis”). References to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters are in Rockville, Maryland, and the Company’s principal operations are in Rockville, Maryland; Holzgerlingen and Bodelshausen, Germany; and Vienna, Austria. The Company operates in one business segment.

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction including ARESiss and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit.

Following its initial announcement in October 2020, the Company discontinued its QuickFISH and PNA FISH product portfolio in its entirety during the first quarter of 2021 (see Note 10). The Company's FISH customers and distribution partners had been informed accordingly and last orders were received and processed in the first quarter of 2021. The discontinuance of these product lines did not qualify for discontinued operations reporting.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (AMR) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI and IJI products. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, Acuitas AMR Gene Panel diagnostic test, as well as the Unyvero UTI Panel as an RUO product to hospitals, public health departments, clinical laboratories, pharmaceutical companies, and contract research organizations, or CROs. OpGen will also continue to commercialize its CE Marked Unyvero Panels in Europe and other global markets via distributors.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows and has a significant amount of debt coming due in 2022. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On April 25, 2022, the Company announced that Curetis and the EIB expect to restructure the payment of the first tranche of debt (see Notes 6 and 11).

●	On October 18, 2021, the Company closed a registered direct offering (the “October 2021 Offering”) with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. Thereafter, all preferred stock was converted into 7,500,000 common shares in December 2021 so that there were no shares of preferred stock outstanding as of March 31, 2022. The warrants have an exercise price of $2.05 per share, became exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

●	On March 9, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the institutional investor (the “Holder”) from our 2020 PIPE financing (see discussion below for a description of the 2020 PIPE). Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 outstanding warrants acquired in the 2020 PIPE (the “Existing Warrants”) for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder new warrants (the “New Warrants”) to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the Existing Warrants pursuant to the Exercise Agreement for an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $3.56. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants (together, the “2021 Warrant Exercise”). As additional compensation, A.G.P./Alliance Global Partners, the Company’s placement agent for such warrant exchange, will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants.

●	On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants were immediately exercisable, at an exercise price of $0.01, and could be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants have an exercise price of $3.55 per share, are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all 5,549,149 pre-funded warrants issued in the February 2021 Offering were exercised.

●	On November 25, 2020, the Company closed a private placement (the “2020 PIPE”) with one healthcare-focused U.S. institutional investor for the purchase of (i) 2,245,400 shares of common stock, (ii) 4,842,615 warrants to purchase shares of common stock and (iii) 2,597,215 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $2.065, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.055. The common warrants have an exercise price of $1.94 per share, and are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The 2020 PIPE raised aggregate net proceeds of $9.3 million, and gross proceeds of $10.0 million. As of December 31, 2020, all 2,597,215 pre-funded warrants issued in the 2020 PIPE were exercised.

●	On February 11, 2020, the Company entered into an At the Market Common Offering (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), which was amended and restated on November 13, 2020 to add BTIG, LLC (“BTIG”) as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents (the “2020 ATM Offering”). During the year ended December 31, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering, resulting in aggregate net proceeds to the Company of approximately $1.48 million, and gross proceeds of approximately $1.55 million.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash, will be sufficient to repay or refinance the current portion of the Company’s debt and fund operations into the first quarter of 2023. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern.  In the event the Company is unable to successfully raise additional capital during or before the end of the first quarter of 2023, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, pause or abort clinical trials including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2021 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of March 31, 2022 including Curetis GmbH and subsidiaries acquired on April 1, 2020; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; and Vienna, Austria, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income at March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the Company had funds totaling $468,041 and $551,794, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$30,653,410	$36,080,392	$39,397,437	$13,360,463
Restricted cash	468,041	551,794	569,052	746,792
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$31,121,451	$36,632,186	$39,966,489	$14,107,255

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Company had accounts receivable from four customers which individually represented 28%, 27%, 16% and 14% of total accounts receivable, respectively. At December 31, 2021, the Company had accounts receivable from two customers which individually represented 52% and 14% of total accounts receivable, respectively. For the three months ended March 31, 2022, revenue earned from three customers represented 27%, 27% and 12% of total revenues, respectively. For the three months ended March 31, 2021, revenue earned from two customers represented 18% and 13% of total revenues, respectively.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	March 31, 2022	December 31, 2021
Raw materials and supplies	$944,802	$866,963
Work-in-process	121,731	100,801
Finished goods	3,743,496	3,744,029
Total	$4,810,029	$4,711,793

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, Curetis SARS CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $82,151 and $98,064 at March 31, 2022 and December 31, 2021, respectively.

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

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three months ended March 31, 2022 and 2021, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three months ended March 31, 2021, the Company had determined that the ROU asset associated with its San Diego, California office lease may not be recoverable. As a result, the Company had recorded an impairment charge of $55,496 during the three months ended March 31, 2021.

Intangible assets and goodwill

Intangible assets and goodwill as of March 31, 2022 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development, software and customer relationships and consisted of the following as of March 31, 2022 and December 31, 2021:

			March 31, 2022			December 31, 2021
	Subsidiary	Cost	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	Curetis	$1,768,000	$(355,010)	$7,036	$1,420,026	$(316,930)	$43,015	$1,494,085
Distributor relationships	Curetis	2,362,000	(316,193)	9,400	2,055,207	(282,277)	57,465	2,137,188
A50 - Developed technology	Curetis	349,000	(100,123)	1,390	250,267	(89,384)	8,492	268,108
Ares - Developed technology	Curetis	5,333,000	(764,878)	21,223	4,589,345	(682,833)	129,745	4,779,912
A30 - In-Process Research & Development	Curetis	5,706,000	—	33,323	5,739,323	—	144,916	5,850,916
		$15,518,000	$(1,536,204)	$72,372	$14,054,168	$(1,371,424)	$383,633	$14,530,209

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

Total amortization expense of intangible assets was $192,025 and $197,842 for the three months ended March 31, 2022 and 2021, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2022 (Nine months)	$576,075
2023	768,100
2024	768,100
2025	768,100
2026	768,100
2027	730,516
Thereafter	3,935,854
Total	$8,314,845

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended March 31, 2022 and 2021, the Company determined that its finite-lived intangible assets were not impaired.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of March 31, 2022 and December 31, 2021, was $7,316,883 and $7,453,007, respectively.

The changes in the carrying amount of goodwill as of March 31, 2022, and since December 31, 2021, were as follows:

Balance as of December 31, 2021	$7,453,007
Changes in currency translation	(136,124)
Balance as of March 31, 2022	$7,316,883

The Company conducts an impairment test of goodwill on an annual basis, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three months ended March 31, 2022 and 2021, the Company determined that its goodwill was not impaired.

Revenue recognition

The Company derives revenues from (i) the sale of Unyvero Application cartridges, Unyvero Systems, SARS CoV-2 tests, and Acuitas AMR Gene Panel test products, (ii) providing laboratory services, (iii) providing collaboration services including funded software arrangements, and license arrangements, and (iv) granting access to a subset of the proprietary ARESdb data asset.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended March 31, 2022 and 2021, the Company recognized $108,465 and $219,222 as a reduction of research and development expense related to government grant arrangements, respectively. The Company had earned but not yet received $496,461 and $396,365 related to these agreements and incentives included in prepaid expenses and other current assets, as of March 31, 2022 and December 31, 2021, respectively.

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

The Company also has foreign NOL carryforwards of $170,607,782 at December 31, 2021 from their foreign subsidiaries. $147,313,786 of those foreign NOL carryforwards are from the Company’s operations in Germany. Despite the NOL carryforwards, the Company may have a current and future tax liability due to the nuances of German tax law around the use of NOLs within a consolidated group. There is no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 19.3 million shares and 11.0 million shares as of March 31, 2022 and 2021, respectively.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended March 31,
	2022	2021
Product sales	$366,052	$613,918
Laboratory services	42,929	97,726
Collaboration revenue	60,764	118,072
Total revenue	$469,745	$829,716

Revenues by geography are as follows:

	Three Months Ended March 31,
	2022	2021
Domestic	$156,410	$344,008
International	313,335	485,708
Total revenue	$469,745	$829,716

Deferred revenue

The Company had no deferred revenue at March 31, 2022 and December 31, 2021.

Contract assets

The Company had approximately $55,505 of contract assets as of March 31, 2022, which are generated when contractual billing schedules differ from revenue recognition timing. The Company had $0 of contract assets as of December 31, 2021. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at March 31, 2022 and December 31, 2021.

Note 5 – Fair value measurements

The Company classifies its financial instruments using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

●	Level 1 - defined as observable inputs such as quoted prices in active markets;
●	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions such as expected revenue growth and discount factors applied to cash flow projections.

For the three months ended March 31, 2022, the Company has not transferred any assets between fair value measurement levels.

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

In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB (“European Investment Bank”). In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million, which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 was as follows:

Description	Balance at December 31, 2021	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at March 31, 2022
Participation percentage interest liability	$228,589	$(109,744)	$(4,041)	$114,804
Total	$228,589	$(109,744)	$(4,041)	$114,804

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

Note 6 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
EIB	$24,957,409	$25,161,855
Total debt obligations	24,957,409	25,161,855
Unamortized debt discount	(2,607,102)	(3,466,491)
Carrying value of debt	22,350,307	21,695,364
Less current portion	(14,394,824)	(14,519,113)
Long-term debt	$7,955,483	$7,176,251

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

In April 2017, Curetis drew down a first tranche of €10 million from this facility. This tranche has a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3.0 million was drawn down. The terms and conditions are analogous to the first one.

In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, not before approximately mid-2024 (and no later than mid-2025), the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

The debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately $15.8 million as of the acquisition date. The resulting debt discount is being amortized over the life of the EIB debt as an increase to interest expense.

On April 25, 2022, the Company announced that Curetis and the EIB expect to restructure the payment of the first tranche of debt (see Note 11).

As of March 31, 2022, the outstanding borrowings under all tranches were €22,482,127 ($24,957,409), including deferred interest payable at maturity of €4,482,127 ($4,975,609).

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

In accordance with the requirements of the CARES Act, the Borrowers used the proceeds from the Notes in accordance with the requirements of the PPP to cover certain qualified expenses, including payroll costs, rent and utility costs. Interest accrued on the Notes at the rate of 1.00% per annum. The Borrowers applied for forgiveness of amounts due under the Notes, in an amount equal to the sum of qualified expenses under the PPP, which include payroll costs, rent obligations, and covered utility payments incurred during the twenty-four weeks following disbursement under the Notes. The entire proceeds were used under the Notes for such qualifying expenses. The Company Note was forgiven in November 2020. In May 2021, the Subsidiary Note was forgiven.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,269,581 and $1,164,982 for the three months ended March 31, 2022 and 2021, respectively.

Note 7 – Stockholders’ equity

As of March 31, 2022, the Company had 100,000,000 shares of authorized common stock and 46,557,750 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which none were issued or outstanding.

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

On February 11, 2020, the Company entered into an ATM Agreement with Wainwright, which was amended and restated on November 13, 2020 to add BTIG, LLC as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents. During the year ended December 31, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $1.48 million, and gross proceeds of $1.55 million. As of March 31, 2022, remaining availability under the ATM Agreement is $3.9 million.

On April 1, 2020, the Company acquired all of the shares of Curetis GmbH, and certain other assets and liabilities of Curetis N.V., as further described in Note 1, and paid, as the sole consideration, 2,028,208 shares of the Company’s common stock to the Seller.

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

On October 18, 2021, the Company closed the October 2021 Offering with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. The warrants have an exercise price of $2.05 per share, will become exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The warrants are classified as permanent equity at March 31, 2022.  In connection with the issuance of convertible preferred stock, the Company recognized a beneficial conversion feature of $7,166,752 as a deemed dividend to the preferred stockholders in the fourth quarter of 2021.

On December 8, 2021, the Company received stockholder approval to increase the number of authorized shares of common stock of the Company. As of December 31, 2021, all 150,000 shares of convertible preferred stock were converted into an aggregate of 7,500,000 shares of common stock. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 1,858,010 shares were automatically added to the 2015 Plan in 2022. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of March 31, 2022, 1,327,136 shares remain available for issuance under the 2015 Plan.

On September 30, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders of the Company voted to approve, among other things, a plan under which stock options to purchase an aggregate of 1,300,000 shares of the Company’s common stock would be made by the Board of Directors of the Company outside of the stockholder-approved equity incentive plan to its executive officers and non-employee directors (the “2020 Stock Options Plan”). The 2020 Stock Options Plan and the grant made thereunder were approved by the Board of Directors on August 6, 2020, subject to receipt of stockholder approval at the Annual Meeting. The aggregate number of shares of the Company’s common stock authorized for issuance is 1,300,000 shares of common stock and all 1,300,000 stock options were issued on September 30, 2020. Shares subject to awards granted under the 2020 Stock Options Plan that are forfeited or terminated before being exercised will not be available for re-issuance under the 2020 Stock Options Plan. As of March 31, 2022, no shares remain available for issuance under the 2020 Stock Options Plan.

In connection with the appointment of Albert Weber as Chief Financial Officer, OpGen granted Mr. Weber an inducement grant of stock options to purchase an aggregate of 210,000 shares of OpGen’s common stock with a grant date of January 3, 2022. The equity award was granted as a component of Mr. Weber’s employment compensation and was granted as an inducement material to his acceptance of employment with OpGen. The options have an exercise price of $1.08, a ten-year term and a vesting schedule of 25% vesting of the award on the first annual anniversary of the date of grant and then 6.25% vesting each quarter thereafter over three additional years. The award is subject to Mr. Weber’s continued service with OpGen through the applicable vesting dates.

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

For the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
Cost of services	$2,835	$1,402
Research and development	66,998	34,973
General and administrative	140,882	141,992
Sales and marketing	30,904	11,303
	$241,619	$189,670

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company granted 542,500 options during the three months ended March 31, 2022. During the three months ended March 31, 2022, 2,500 options were forfeited and 1,536 options expired.

The Company had total stock options to acquire 2,251,813 shares of common stock outstanding at March 31, 2022 under all of its equity compensation plans.

Restricted stock units

The Company granted 670,572 restricted stock units during the three months ended March 31, 2022, 107,500 restricted stock units vested and 2,577 were forfeited. The Company had 846,760 total restricted stock units outstanding at March 31, 2022.

Stock purchase warrants

At March 31, 2022 and December 31, 2021, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	March, 31, 2022 (1)	December 31, 2021 (1)
February 2015	$3,300.00	February 2025	451	451
June 2017	$390.00	June 2022	938	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.60	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	354,000	354,000
October 2019	$2.60	October 2024	235,000	235,000
November 2020	$2.52	May 2026	242,130	242,130
February 2021	$3.55	August 2026	4,166,666	4,166,666
February 2021	$3.90	August 2026	416,666	416,666
March 2021	$3.56	March 2026	3,147,700	3,147,700
October 2021	$2.05	April 2027	7,500,000	7,500,000
			16,217,946	16,217,946

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on August 22, 2019 were rounded up to the next whole share of common stock on a holder by holder basis.

Note 8 – Commitments and Contingencies

Registration and other stockholder rights

In connection with the various investment transactions, the Company entered into registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of March 31, 2022, the Company had acquired twenty-four QuantStudio 5s including none during the three months ended March 31, 2022. As of March 31, 2022, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Curetis places frame-work orders for Unyvero Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero Systems have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $0.8 million.

COVID-19 Impact

In December 2019 and early 2020, the coronavirus known as COVID-19 was reported to have surfaced in China. The spread of this virus including its variants and mutations globally in 2020, 2021 as well as into 2022 has caused significant business disruption domestically in the United States and in Europe, as well as China, the areas in which the Company primarily operates or has significant business interest. While the disruption is currently expected to be temporary, such disruption is still ongoing and there remains considerable uncertainty around the duration of this disruption. Therefore, while the Company expects that this matter will continue to impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of March 31, 2022 and December 31, 2021:

Lease Classification	March 31, 2022	December 31, 2021
ROU Assets:
Operating	$1,706,346	$1,814,396
Financing	50,756	90,467
Total ROU assets	$1,757,102	$1,904,863
Liabilities
Current:
Operating	$447,710	$459,792
Finance	26,462	43,150
Noncurrent:
Operating	2,860,703	2,977,402
Finance	2,803	3,644
Total lease liabilities	$3,337,678	$3,483,988

Maturities of lease liabilities as of March 31, 2022 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2022 (Nine months)	$540,660	$26,417	$567,077
2023	639,022	3,364	642,386
2024	648,617	280	648,897
2025	543,989	—	543,989
2026	378,279	—	378,279
Thereafter	2,126,369	—	2,126,369
Total lease payments	4,876,936	30,061	4,906,997
Less: Interest	(1,568,523)	(796)	(1,569,319)
Present value of lease liabilities	$3,308,413	$29,265	$3,337,678

Condensed consolidated statements of operations classification of lease costs as of the three months ended March 31, 2022 and 2021 are as follows:

		Three months ended March 31,
Lease Cost	Classification	2022	2021
Operating	Operating expenses	$174,914	$348,038
Finance:
Amortization	Operating expenses	39,711	110,955
Interest expense	Other expenses	905	6,860
Total lease costs		$215,530	$465,853

Other lease information as of March 31, 2022 is as follows:

Total
Weighted average remaining lease term (in years)
Operating leases	7.7
Finance leases	0.8
Weighted average discount rate:
Operating leases	9.1%
Finance leases	8.1%

Supplemental cash flow information as of the three months ended March 31, 2022 and 2021 is as follows:

Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$174,914	$348,038
Finance leases	$905	$6,860
Cash used in financing activities
Finance leases	$17,529	$100,466
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$748,294

Note 10 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. ILÚM has since been acquired by Infectious Disease Connect, Inc. (“IDC”), a University of Pittsburgh Medical Center (“UPMC”) Enterprise company. The Company is working together with DOH’s Wadsworth Center and IDC to continue development of an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. In April 2020, the Company began a second-year expansion phase to build on the successes and experience of the first-year pilot phase while focusing on accomplishing the goal of the effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second-year contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. In April 2021, the Company extended its second-year expansion phase by another six months through September 30, 2021 at which point the project was completed and has ended. The six-month extension and expansion contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to an additional $540,000. During the three months ended March 31, 2022 and 2021, the Company recognized $0 and $108,000 of revenue related to the contract, respectively.

Sandoz

In December 2018, Ares Genetics entered into a service frame agreement with Sandoz International GmbH (“Sandoz”), to leverage Ares Genetics’ database on the genetics of antibiotic resistance, ARESdb, and the ARES Technology Platform for Sandoz’ anti-infective portfolio.

Under the terms of the framework agreement, which had an initial term of 36 months that was subsequently extended to January 31, 2025, Ares Genetics and Sandoz intend to develop a digital anti-infectives platform, combining established microbiology laboratory methods with advanced bioinformatics and artificial intelligence methods to support drug development and life-cycle management. The collaboration, in the short- to mid-term, aims to both rapidly and cost-effectively re-purpose existing antibiotics and design value-added medicines with the objective of expanding indication areas and to overcome antibiotic resistance, in particular with regards to infections with bacteria that has already developed resistance against multiple treatment options. In the longer-term, the platform is expected to enable surveillance for antimicrobial resistant pathogens to inform antimicrobial stewardship and the development of novel anti-infectives that are less prone to encounter resistance and thereby preserve antibiotics as an effective treatment option.

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

Under the terms of the original agreement, Qiagen, in exchange for a moderate six figure up-front licensing payment, has received an exclusive RUO license to develop and commercialize general bioinformatics offerings and services for AMR research use only, based on Ares Genetics’ database on the genetics of antimicrobial resistance, ARESdb, as well as on the ARES bioinformatics AMR toolbox, AREStools. Under the agreement, the parties had agreed to a mid-single digit percentage royalty rate on Qiagen net sales, which is subject to a minimum royalty rate that steps up upon certain achieved milestones, which is payable to Ares Genetics. The parties also agreed to further modest six figure milestone payments upon certain product launches. The contract was subsequently amended in May 2021 to a non-exclusive license and a flat annual license fee as well as a royalty percentage on potential future panel-based products that are developed by Qiagen.

FISH License

The Company was party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties were incurred upon the sale of a product or service which utilizes the licensed technology. The Company terminated this license agreement in October 2020 effective as of June 30, 2021 in conjunction with its announced exit of the FISH business in June 2021. The Company paid a one-time settlement fee of $350,000 and paid a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations. The Company recognized net royalty expense of $0 and $8,996 for the three months ended March 31, 2022 and 2021, respectively.

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $2,779 and $616 the three months ended March 31, 2022 and 2021, respectively.

Note 11 - Subsequent Events

On April 25, 2022, the Company announced that its subsidiary, Curetis, and the EIB expect to restructure the repayment of the first tranche of debt, which matured on April 22, 2022. Under the currently contemplated terms of the restructured repayment plan, OpGen’s subsidiary Curetis repaid €5.0 million in cash in April 2022 and the remainder of the debt tranche of approximately €8.35 million (approximately $9 million at current foreign exchange rates) would be amortized over a 12 month-period commencing at the end of May 2022, which would be paid in equal monthly installments of approximately €0.7 million in cash. Interest rates on the remaining debt would remain unchanged at 10% per annum. The parties also anticipate increasing the PPI from its current 0.3% on then prevailing OpGen market cap in June 2024 to 0.75% at that time. No other payments or consideration (including any equity) is contemplated as part of the currently proposed restructuring plan. The second and third tranches of €3.0 million and €5.0 million principal plus respective accumulated deferred interest which mature and become due for repayment in June 2023 and June 2024, respectively, remain unchanged at this time. The Company expects to enter into an amendment or side letter memorializing the foregoing restructuring as soon as practicable. The proposed restructuring is subject to approval by the EIB, and there can be no assurance that the Company will succeed in securing such approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2021.

Overview

OpGen, Inc. (the “Company”) is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with our subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction including ARESiss and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit. The Company exited its FISH business in early 2021, and the Company's license agreement with Life Technologies, a subsidiary of Thermo Fisher, was terminated as of June 30, 2021.

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

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g. for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of hospitalized pneumonia. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We have commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

●	Following registration of the Unyvero instrument system as an IVD for the Chinese market in early 2021, we are supporting our strategic partner Beijing Clear Biotech (BCB) in pursuing execution of a supplemental clinical trial with the Unyvero HPN test. As requested by the Chinese regulatory authority NMPA, this study is geared towards generating additional data in China that will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD marked in Europe, is currently being made available to laboratories in the United States as a research use only or RUO kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. We initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021.

●	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant being developed for the U.S. market, has also been selected for analytical and clinical performance evaluation including clinical trials towards a future U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. We believe that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

●	On September 30, 2021, we received clearance from the FDA for our Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic antimicrobial resistance, or AMR, markers in isolated bacterial colonies from 26 different pathogens. We believe the panel provides clinicians with a valuable diagnostic tool that informs about potential antimicrobial resistance patterns early and supports appropriate antibiotic treatment decisions in this indication. We expect to commercialize the Acuitas AMR Gene Panel for isolates to customers in the United States.

●	We are also developing novel bioinformatics tools and solutions to accompany or augment our current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of our portfolio of IVD products or even as a standalone bioinformatics product.

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

OpGen’s combined AMR bioinformatics offerings, when and if such products are cleared for marketing, will offer important new tools to clinicians treating patients with AMR infections. OpGen’s subsidiary Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the Siemens microbiology strain collection covering resistant pathogens and its development has significantly expanded, as a result of transferring data from the discontinued Acuitas Lighthouse into ARESdb to now cover more than 78,000 bacterial isolates that have been sequenced using NGS technology and tested for susceptibility with applicable antibiotics from a range of over 100 antimicrobial drugs. In the fourth quarter of 2021, Ares Genetics entered into a strategic database access deal with one of the world’s leading microbiology and IVD corporations for their non-exclusive access to approximately 1.1% of Ares Genetics’ total database asset at the time of signing. Ares Genetics continues to explore various discussions with several interested parties in potential future collaboration or licensing opportunities. Additional partnerships with a U.S. CLIA lab, a contract research organization (“CRO”) and a major University Medical Center have been initiated and are ongoing and the collaboration master service agreement with Sandoz has recently been extended until January 2025.

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

As a result of the outbreak, we have experienced a material impact on our business, financial condition or results of operations for the three months ended March 31, 2022 as well as significant business disruptions. For example, some of our employees are currently still working remotely from home, we have continued to suspend most business travel, and we are still not always able to physically meet with future and current customers to sell and market our products.

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

Financings

Since inception, we have incurred, and continue to incur, significant losses from operations. We have funded our operations primarily through external investor financing arrangements. During 2021, we raised net proceeds of approximately $48 million.

Results of operations for the three months ended March 31, 2022 and 2021

Revenues

	Three months ended March 31,
	2022	2021
Product sales	$366,052	$613,918
Laboratory services	42,929	97,726
Collaboration revenue	60,764	118,072
Total revenue	$469,745	$829,716

Total revenue for the three months ended March 31, 2022 decreased approximately 43% when compared to the same period in 2021, with a change in the mix of revenue, as follows:

●	Product Sales: a decrease in revenue of approximately 40% in the 2022 period compared to the 2021 period is primarily attributable to the discontinuation of the Company’s FISH line of products in 2021;
●	Laboratory Services: a decrease in revenue of approximately 56% in the 2022 period compared to the 2021 period is primarily attributable to a decrease in COVID testing services performed by Curetis GmbH; and
●	Collaboration Revenue: a decrease in revenue of approximately 49% in the 2022 period compared to the 2021 period is primarily the result of revenue from our contract with the New York State DOH, which ended in the third quarter of 2021.

Operating expenses

	Three months ended March 31,
	2022	2021
Cost of products sold	$291,997	$554,054
Cost of services	30,562	104,984
Research and development	2,316,441	2,813,491
General and administrative	2,625,053	2,663,657
Sales and marketing	1,051,432	899,252
Impairment of right-of-use asset	—	55,496
Total operating expenses	$6,315,485	$7,090,934

Our total operating expenses for the three months ended March 31, 2022 decreased approximately 11% when compared to the same period in 2021. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended March 31, 2022 decreased approximately 47% when compared to the same period in 2021. The decrease in cost of products sold is primarily attributable to the discontinuation of the Company’s FISH line of products in 2021 partially offset by significantly higher direct sales in the U.S. which increased by 76% over the same period in 2021;
●	Cost of services: cost of services for the three months ended March 31, 2022 decreased approximately 71% when compared to the same period in 2021. The decrease in cost of services is primarily attributable to lower cost of services related to the conclusion of our contract with the New York State DOH in the third quarter of 2021;
●	Research and development: research and development expenses for the three months ended March 31, 2022 decreased approximately 18% when compared to the same period in 2021. The decrease in research and development is primarily attributable to a reduction in payroll related costs;
●	General and administrative: general and administrative expenses for the three months ended March 31, 2022 decreased approximately 1% when compared to the same period in 2021, primarily due to a reduction in consulting and legal costs;
●	Sales and marketing: sales and marketing expenses for the three months ended March 31, 2022 increased approximately 17% when compared to the same period in 2021, primarily due to the expansion of the Company’s sales force; and
●	Impairment of right-of-use asset: impairment of right-of-use asset for the three months ended March 31, 2021 represents the impairment of our San Diego, California ROU asset.

Other (expense) income

	Three months ended March 31,
	2022	2021
Warrant inducement expense	$—	$(7,755,541)
Interest expense	(1,269,581)	(1,164,982)
Foreign currency transaction gains	198,740	427,615
Other income	3,121	4,925
Change in fair value of derivative financial instruments	109,744	(101,390)
Total other expense	$(957,976)	$(8,589,373)

Our total other expense for the three months ended March 31, 2022 decreased when compared to the same period in 2021 primarily due to the warrant inducement expense related to our 2021 Warrant Exercise.

Liquidity and capital resources

As of March 31, 2022, we had cash and cash equivalents of $30.6 million compared to $36.1 million at December 31, 2021. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2022 and 2021, including:

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

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, and licensing and/or partnering arrangements. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2023. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital during or before the end of the first quarter of 2023, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, we would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(5,041,400)	$(4,965,928)
Net cash used in investing activities	(38,713)	(850,885)
Net cash (used in) provided by financing activities	(17,529)	32,305,045

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2022 consists primarily of our net loss of $6.8 million, reduced by certain noncash items, including depreciation and amortization expense of $0.5 million, noncash interest expense of $1.1 million, and share-based compensation expense of $0.2 million. Net cash used in operating activities for the three months ended March 31, 2021 consists primarily of our net loss of $14.9 million, reduced by certain noncash items, including inducement expense related to warrant repricing of $7.8 million, depreciation and amortization expense of $0.5 million, noncash interest expense of $0.9 million, and share-based compensation expense of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 consisted of the purchases of property and equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the three months ended March 31, 2022 consisted of payments on finance leases. Net cash provided by financing activities for the three months ended March 31, 2021 consisted primarily of the net proceeds from the February 2021 Offering, 2021 Warrant Exercise, October 2021 Offering, and exercises of common stock warrants, net of payments on debt and insurance financings.

Contractual Commitments

OpGen’s subsidiary, Curetis, has contractual commitments under its 2016 senior, unsecured loan financing facility of up to €25 million with the European Investment Bank (“EIB”). Curetis drew down three tranches under the facility: €10.0 million in April 2017, €3.0 million in June 2018, and €5.0 million in June 2019. The first and second tranches have a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. The third tranche originally had a 2.1% participation percentage interest (“PPI”). Upon maturity of the third tranche, which is not before approximately mid-2024 (and no later than mid-2025), the EIB would have been entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million, which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

As of March 31, 2022, the outstanding borrowings under all tranches were €22,482,127 ($24,957,409), including deferred interest payable at maturity of €4,482,127 ($4,975,609). The first tranche under the facility matured in April 2022, the second tranche matures in June 2023, and the third tranche matures in June 2024. With respect to the first tranche, in April 2022, the Company announced that Curetis and the EIB expect to restructure the repayment of such tranche. Under the currently contemplated terms of the restructured repayment plan, Curetis repaid €5.0 million in cash in April 2022 and the remainder of the debt tranche of approximately €8.35 million (approximately $9 million at current foreign exchange rates) would be amortized over a 12 month-period commencing at the end of May 2022, which would be paid in equal monthly installments of approximately €0.7 million in cash. Interest rates on the remaining debt would remain unchanged at 10% per annum. The parties also anticipate increasing the percent participation interest or PPI from its current 0.3% on then prevailing OpGen market cap by June 2024 to 0.75% at that time. No other payments or consideration (including any equity) is contemplated as part of the currently proposed restructuring plan. The second and third tranches of €3.0 million and €5.0 million principal plus respective accumulated deferred interest remain unchanged at this time. The Company expects to enter into an amendment or side letter memorializing the foregoing restructuring as soon as practicable. The proposed restructuring is subject to approval by the EIB, and there can be no assurance that the Company will succeed in securing such approval.

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

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2022, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

OPGEN, INC.

By:	/s/ Albert Weber
Albert Weber
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	May 13, 2022

