Form 10-Q
period 2022-06-30
OPGEN INC
filed 2022-08-12
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

48,326,942 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 12, 2022.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$16,586,577	$36,080,392
Accounts receivable, net	738,148	1,172,396
Inventory, net	1,196,956	1,239,456
Prepaid expenses and other current assets	1,687,564	1,250,331
Total current assets	20,209,245	39,742,575
Property and equipment, net	3,209,311	4,011,748
Finance lease right-of-use assets, net	19,660	90,467
Operating lease right-of-use assets	1,582,325	1,814,396
Goodwill	6,884,915	7,453,007
Intangible assets, net	12,969,215	14,530,209
Strategic inventory	3,492,602	3,472,337
Other noncurrent assets	441,320	551,794
Total assets	$48,808,593	$71,666,533
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$731,845	$1,307,081
Accrued compensation and benefits	1,575,299	1,621,788
Accrued liabilities	788,153	1,965,845
Current maturities of long-term debt	10,887,469	14,519,113
Short-term finance lease liabilities	16,731	43,150
Short-term operating lease liabilities	394,027	459,792
Total current liabilities	14,393,524	19,916,769
Long-term debt, net	4,024,413	7,176,251
Long-term finance lease liabilities	1,962	3,644
Long-term operating lease liabilities	2,721,233	2,977,402
Derivative liabilities	175,498	228,589
Other long-term liabilities	130,983	146,798
Total liabilities	21,447,613	30,449,453
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,623,618 and 46,450,250 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	466,237	464,503
Additional paid-in capital	276,205,778	275,708,490
Accumulated deficit	(248,185,670)	(235,541,539)
Accumulated other comprehensive (loss) income	(1,125,365)	585,626
Total stockholders’ equity	27,360,980	41,217,080
Total liabilities and stockholders’ equity	$48,808,593	$71,666,533

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Product sales	$889,271	$307,804	$1,255,323	$835,383
Laboratory services	20,570	266,784	63,499	450,849
Collaboration revenue	57,364	237,027	118,128	355,099
Total revenue	967,205	811,615	1,436,950	1,641,331
Operating expenses
Cost of products sold	646,389	342,580	938,386	896,634
Cost of services	15,650	137,934	46,212	242,918
Research and development	2,273,756	2,859,590	4,590,197	5,673,081
General and administrative	2,134,266	2,692,255	4,759,319	5,355,912
Sales and marketing	1,169,349	802,549	2,220,781	1,701,801
Impairment of right-of-use asset	—	115,218	—	170,714
Total operating expenses	6,239,410	6,950,126	12,554,895	14,041,060
Operating loss	(5,272,205)	(6,138,511)	(11,117,945)	(12,399,729)
Other (expense) income
Gain on extinguishment of debt	—	259,353	—	259,353
Warrant inducement expense	—	—	—	(7,755,541)
Interest and other income	13,851	4,702	16,972	9,627
Interest expense	(779,912)	(1,198,169)	(2,049,493)	(2,363,151)
Foreign currency transaction gains (losses)	271,967	(915)	470,707	426,700
Change in fair value of derivative financial instruments	(74,116)	(13,021)	35,628	(114,411)
Total other expense	(568,210)	(948,050)	(1,526,186)	(9,537,423)
Loss before income taxes	(5,840,415)	(7,086,561)	(12,644,131)	(21,937,152)
Provision for income taxes	—	—	—	—
Net loss	$(5,840,415)	$(7,086,561)	$(12,644,131)	$(21,937,152)
Net loss available to common stockholders	$(5,840,415)	$(7,086,561)	$(12,644,131)	$(21,937,152)
Net loss per common share - basic and diluted	$(0.13)	$(0.19)	$(0.27)	$(0.65)
Weighted average shares outstanding - basic and diluted	46,574,512	38,268,293	46,529,718	33,900,964
Net loss	$(5,840,415)	$(7,086,561)	$(12,644,131)	$(21,937,152)
Other comprehensive income (loss) - foreign currency translation	(1,227,142)	529,651	(1,710,991)	(548,828)
Comprehensive loss	$(7,067,557)	$(6,556,910)	$(14,355,122)	$(22,485,980)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2020	25,085,534	$250,855	—	$—	$219,129,045	$2,547,182	$(200,735,827)	$21,191,255
Offering of common stock and warrants, net of issuance costs	8,333,333	83,334	—	—	23,390,628	—	—	23,473,962
Inducement expense related to warrant reprice	—	—	—	—	7,755,541	—	—	7,755,541
Common stock warrant exercises, net of issuance costs	4,847,615	48,476	—	—	9,045,696	—	—	9,094,172
Proceeds from issuance of common stock warrants	—	—	—	—	255,751	—	—	255,751
Stock compensation expense	—	—	—	—	189,670	—	—	189,670
Foreign currency translation	—	—	—	—	—	(1,078,479)	—	(1,078,479)
Net loss	—	—	—	—	—	—	(14,850,591)	(14,850,591)
Balances at March 31, 2021	38,266,482	382,665	—	—	259,766,331	1,468,703	(215,586,418)	46,031,281
Issuance of RSUs	3,768	38	—	—	(38)	—	—	—
Stock compensation expense	—	—	—	—	261,548	—	—	261,548
Foreign currency translation	—	—	—	—	—	529,651	—	529,651
Net loss	—	—	—	—	—	—	(7,086,561)	(7,086,561)
Balances at June 30, 2021	38,270,250	$382,703	—	$—	$260,027,841	$1,998,354	$(222,672,979)	$39,735,919

Balances at December 31, 2021	46,450,250	$464,503	—	$—	$275,708,490	$585,626	$(235,541,539)	$41,217,080
Issuance of RSUs	107,500	1,075	—	—	(1,075)	—	—	—
Stock compensation expense	—	—	—	—	241,619	—	—	241,619
Foreign currency translation	—	—	—	—	—	(483,849)	—	(483,849)
Net loss	—	—	—	—	—	—	(6,803,716)	(6,803,716)
Balances at March 31, 2022	46,557,750	465,578	—	—	275,949,034	101,777	(242,345,255)	34,171,134
Issuance of RSUs	65,868	659	—	—	(659)	—	—	—
Stock compensation expense	—	—	—	—	257,403	—	—	257,403
Foreign currency translation	—	—	—	—	—	(1,227,142)	—	(1,227,142)
Net loss	—	—	—	—	—	—	(5,840,415)	(5,840,415)
Balances at June 30, 2022	46,623,618	$466,237	—	$—	$276,205,778	$(1,125,365)	$(248,185,670)	$27,360,980

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(12,644,131)	$(21,937,152)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	978,287	1,290,139
Noncash interest expense	1,613,662	1,934,356
Loss on disposal of equipment	15,979	—
Stock compensation expense	499,022	451,218
Gain on extinguishment of debt	—	(259,353)
Inducement expense related to warrant reprice	—	7,755,541
Change in fair value of derivative liabilities	(35,628)	114,411
Impairment of right-of-use asset	—	170,714
Changes in operating assets and liabilities
Accounts receivable	361,943	172,048
Inventory	(288,447)	(1,253,260)
Other assets	(350,237)	(303,073)
Accounts payable	(508,949)	(627,285)
Accrued compensation and other liabilities	(1,342,405)	(57,706)
Deferred revenue	—	(9,808)
Net cash used in operating activities	(11,700,904)	(12,559,210)
Cash flows from investing activities
Purchases of property and equipment	(83,563)	(1,723,064)
Net cash used in investing activities	(83,563)	(1,723,064)
Cash flows from financing activities
Proceeds from issuance of common stock warrants	—	255,751
Proceeds from issuance of common stock and pre-funded warrants in registered offering, net of selling costs	—	23,473,962
Proceeds from the exercise of common stock warrants, net of issuance costs	—	9,094,172
Payments on debt	(6,819,405)	(441,076)
Payments on finance lease obligations	(28,101)	(177,742)
Net cash (used in) provided by financing activities	(6,847,506)	32,205,067
Effects of exchange rates on cash	(972,316)	(296,403)
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,604,289)	17,626,390
Cash and cash equivalents and restricted cash at beginning of period	36,632,186	14,107,255
Cash and cash equivalents and restricted cash at end of period	$17,027,897	$31,733,645
Supplemental disclosure of cash flow information
Cash paid for interest	$838,452	$888,374
Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$—	$748,294
Property and equipment transferred to inventory	$152,243	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction including ARESiss, ARESid, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit.

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

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (AMR) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI and IJI products. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, the FDA-cleared Acuitas AMR Gene Panel diagnostic test, as well as the Unyvero UTI Panel as an RUO product to hospitals, public health departments, clinical laboratories, pharmaceutical companies, and contract research organizations, or CROs. OpGen will also continue to commercialize its CE Marked Unyvero Panels in Europe and other global markets via distributors.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows and has a significant amount of debt coming due in 2022. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On June 24, 2022, the Company entered into an At the Market Common Offering (the “2022 Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent (the “2022 ATM Offering”). As of June 30, 2022, the Company had not sold any shares under the 2022 ATM Offering (see Note 11).

●	On May 23, 2022, the Company, as guarantor, the Company’s German operating subsidiary Curetis GmbH, as borrower, the Company’s operating subsidiary Ares Genetics GmbH, as an additional guarantor, and the European Investment Bank (the “EIB”) entered into a Waiver and Amendment Letter (the “Amendment”) relating to the amendment of that certain Finance Contract, dated December 12, 2016 (the “Finance Contract”), as amended, between the EIB and Curetis pursuant to which Curetis borrowed an aggregate amount of €18.0 million in three tranches. The Amendment restructured the first tranche of approximately €13.35 million (including accumulated and deferred interest) of the Company’s indebtedness with the EIB. Pursuant to the Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. The Amendment also provides for the increase of the percent participation interest (“PPI”) under the Finance Contract from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million in principal, respectively, plus accumulated deferred interest remain unchanged pursuant to the Amendment.

●	On October 18, 2021, the Company closed a registered direct offering (the “October 2021 Offering”) with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. Thereafter, all shares of preferred stock sold in the October 2021 Offering were converted into 7,500,000 shares of common stock in December 2021 so that there were no shares of preferred stock outstanding as of June 30, 2022. The warrants have an exercise price of $2.05 per share, became exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

●	On March 9, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the institutional investor (the “Holder”) from our 2020 PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 outstanding warrants acquired in the 2020 PIPE (the “Existing Warrants”) for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder new warrants (the “New Warrants”) to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the Existing Warrants pursuant to the Exercise Agreement for an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $3.56. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants (together, the “2021 Warrant Exercise”). As additional compensation, A.G.P./Alliance Global Partners, the Company’s placement agent for such warrant exchange, will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants.

●	On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants were immediately exercisable, at an exercise price of $0.01, and could be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants have an exercise price of $3.55 per share, are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all 5,549,149 pre-funded warrants issued in the February 2021 Offering were exercised.

●	On February 11, 2020, the Company entered into an At the Market Common Offering (the “ATM Agreement”) with Wainwright which was amended and restated on November 13, 2020 to add BTIG, LLC (“BTIG”) as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents (the “2020 ATM Offering”). During the year ended December 31, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering, resulting in aggregate net proceeds to the Company of approximately $1.48 million, and gross proceeds of approximately $1.55 million. The Company terminated the ATM Agreement in conjunction with the execution of the 2022 ATM Agreement.

On February 28, 2022, the Listing Qualifications Staff of The Nasdaq Stock Market LLC notified the Company that the closing bid price of the Company’s common stock had, for 30 consecutive business days preceding the date of such notice, been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2022, to regain compliance.  If at any time before August 29, 2022, the closing bid price of the Common Stock is at least $1 for a minimum of ten (10) consecutive trading days, the Company can regain compliance. If the Company is not compliance with the minimum bid price requirement by August 29, 2022, the Company may be entitled to an additional 180-day grace period if the Company meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market at such time.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to repay or refinance the current portion of the Company’s debt and fund operations into the first quarter of 2023. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to successfully raise additional capital during or before the end of the first quarter of 2023, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, pause or abort clinical trials including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of June 30, 2022 including Curetis GmbH and subsidiaries acquired on April 1, 2020; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; and Vienna, Austria, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at June 30, 2022 and December 31, 2021.

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

At June 30, 2022 and December 31, 2021, the Company had funds totaling $441,320 and $551,794, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$16,586,577	$36,080,392	$31,182,385	$13,360,463
Restricted cash	441,320	551,794	551,260	746,792
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$17,027,897	$36,632,186	$31,733,645	$14,107,255

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Company had accounts receivable from one customer which individually represented 75% of total accounts receivable. At December 31, 2021, the Company had accounts receivable from two customers which individually represented 52% and 14% of total accounts receivable, respectively. For the three months ended June 30, 2022, revenue earned from two customers represented 57% and 12% of total revenues, respectively. For the three months ended June 30, 2021, revenue earned from two customers represented 29% and 13% of total revenues, respectively. For the six months ended June 30, 2022, revenue earned from two customers represented 47% and 15% of total revenues, respectively. For the six months ended June 30, 2021, revenue earned from three customers represented 21%, 13%, and 11% of total revenues, respectively.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2022	December 31, 2021
Raw materials and supplies	$884,474	$866,963
Work-in-process	48,680	100,801
Finished goods	3,756,404	3,744,029
Total	$4,689,558	$4,711,793

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, Curetis SARS CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services. Inventory reserves for obsolescence and expirations were $105,722 and $98,064 at June 30, 2022 and December 31, 2021, respectively.

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

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and six months ended June 30, 2022 and 2021, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the six months ended June 30, 2021, the Company had determined that the ROU asset associated with its San Diego, California office lease may not be recoverable. As a result, the Company had recorded an impairment charge of $115,218 and $170,714 during the three and six months ended June 30, 2021, respectively.

Intangible assets and goodwill

Intangible assets and goodwill as of June 30, 2022 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development, software and customer relationships and consisted of the following as of June 30, 2022 and December 31, 2021:

			June 30, 2022			December 31, 2021
	Subsidiary	Cost	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	Curetis	$1,768,000	$(373,698)	$(107,132)	$1,287,170	$(316,930)	$43,015	$1,494,085
Distributor relationships	Curetis	2,362,000	(332,838)	(143,124)	1,886,038	(282,277)	57,465	2,137,188
A50 - Developed technology	Curetis	349,000	(105,393)	(21,147)	222,460	(89,384)	8,492	268,108
Ares - Developed technology	Curetis	5,333,000	(805,142)	(323,155)	4,204,703	(682,833)	129,745	4,779,912
A30 - In-Process Research & Development	Curetis	5,706,000	—	(337,156)	5,368,844	—	144,916	5,850,916
		$15,518,000	$(1,617,071)	$(931,714)	$12,969,215	$(1,371,424)	$383,633	$14,530,209

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

Total amortization expense of intangible assets was $182,993 and $204,800 for the three months ended June 30, 2022 and 2021, respectively. Total amortization expense of intangible assets was $375,018 and $402,642 for the six months ended June 30, 2022 and 2021, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2022 (Six months)	$359,349
2023	718,697
2024	718,697
2025	718,697
2026	718,697
2027	683,530
Thereafter	3,682,704
Total	$7,600,371

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three and six months ended June 30, 2022 and 2021, the Company determined that its finite-lived intangible assets were not impaired.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of June 30, 2022 and December 31, 2021 was $6,884,915 and $7,453,007, respectively.

The changes in the carrying amount of goodwill as of June 30, 2022, and since December 31, 2021, were as follows:

Balance as of December 31, 2021	$7,453,007
Changes in currency translation	(568,092)
Balance as of June 30, 2022	$6,884,915

The Company conducts an impairment test of goodwill on an annual basis, and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three and six months ended June 30, 2022 and 2021, the Company determined that its goodwill was not impaired.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended June 30, 2022 and 2021, the Company recognized $111,414 and $154,850 as a reduction of research and development expense related to government grant arrangements, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized $219,879 and $374,072 as a reduction of research and development expense related to government grant arrangements, respectively. The Company had earned but not yet received $572,133 and $396,365 related to these agreements and incentives included in prepaid expenses and other current assets, as of June 30, 2022 and December 31, 2021, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 19.3 million shares and 11.0 million shares as of June 30, 2022 and 2021, respectively.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories and other healthcare provider customers, and enters into collaboration agreements with government agencies and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales	$889,271	$307,804	$1,255,323	$835,383
Laboratory services	20,570	266,784	63,499	450,849
Collaboration revenue	57,364	237,027	118,128	355,099
Total revenue	$967,205	$811,615	$1,436,950	$1,641,331

Revenues by geography are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$123,659	$305,617	$280,069	$649,624
International	843,546	505,998	1,156,881	991,707
Total revenue	$967,205	$811,615	$1,436,950	$1,641,331

Deferred revenue

The Company had no deferred revenue at June 30, 2022 and December 31, 2021.

Contract assets

The Company had $51,935 and $0 of contract assets as of June 30, 2022 and December 31, 2021, respectively, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at June 30, 2022 and December 31, 2021.

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

For the three and six months ended June 30, 2022, the Company has not transferred any assets between fair value measurement levels.

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

In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million, which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value. On May 23, 2022, the Company entered into a Waiver and Amendment Letter which increased the PPI to 0.75% upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, Level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The fair value of Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022 was as follows:

Description	Balance at December 31, 2021	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at June 30, 2022
Participation percentage interest liability	$228,589	$(35,628)	$(17,463)	$175,498
Total	$228,589	$(35,628)	$(17,463)	$175,498

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

Note 6 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
EIB	$17,026,715	$25,161,855
Total debt obligations	17,026,715	25,161,855
Unamortized debt discount	(2,114,833)	(3,466,491)
Carrying value of debt	14,911,882	21,695,364
Less current portion	(10,887,469)	(14,519,113)
Long-term debt	$4,024,413	$7,176,251

EIB Loan Facility

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB. The financing is in the first growth capital loan under the European Growth Finance Facility (“EGFF”), launched in November 2016. It is backed by a guarantee from the European Fund for Strategic Investment (“EFSI”). EFSI is an essential pillar of the Investment Plan for Europe (“IPE”), under which the EIB and the European Commission are working as strategic partners to support investments and bring back jobs and growth to Europe.

The funding can be drawn in up to five tranches within 36 months, under the EIB amendment, and each tranche is to be repaid upon maturity five years after draw-down.

In April 2017, Curetis drew down a first tranche of €10.0 million from this facility. This tranche has a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3.0 million was drawn down. The terms and conditions are analogous to the first one.

In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, not before approximately mid-2024 (and no later than mid-2025), the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of an amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

The debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately $15.8 million as of the acquisition date. The resulting debt discount is being amortized over the life of the EIB debt as an increase to interest expense.

On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”) relating to the amendment of the EIB loan facility, between the EIB and Curetis pursuant to which Curetis borrowed an aggregate amount of €18.0 million in three tranches. The 2022 EIB Amendment restructured the first tranche of approximately €13.35 million (including accumulated and deferred interest) of the Company’s outstanding indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. The Amendment also provides for an increase of the PPI applicable to the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest remain unchanged pursuant to the 2022 EIB Amendment. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

As of June 30, 2022, the outstanding borrowings under all tranches were €16,392,331 ($17,026,715), including deferred interest payable at maturity of €1,634,551 ($1,697,808).

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $779,912 and $1,198,169 for the three months ended June 30, 2022 and 2021, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $2,049,493 and $2,363,151 for the six months ended June 30, 2022 and 2021, respectively.

Note 7 – Stockholders’ equity

As of June 30, 2022, the Company had 100,000,000 shares of authorized common stock and 46,623,618 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which none were issued or outstanding

Following receipt of approval from stockholders at a special meeting of stockholders held on December 8, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares.

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

On June 24, 2022, the Company entered into the 2022 ATM Agreement with Wainwright, as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent. As of June 30, 2022, the Company had not sold any shares under the 2022 ATM Offering (see Note 11).

On December 8, 2021, the Company received stockholder approval to increase the number of authorized shares of common stock of the Company. As of December 31, 2021, all 150,000 shares of convertible preferred stock were converted into an aggregate of 7,500,000 shares of common stock. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

On October 18, 2021, the Company closed the October 2021 Offering with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. The warrants have an exercise price of $2.05 per share, will become exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The warrants are classified as permanent equity at June 30, 2022.  In connection with the issuance of convertible preferred stock, the Company recognized a beneficial conversion feature of $7,166,752 as a deemed dividend to the preferred stockholders in the fourth quarter of 2021.

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

On February 11, 2020, the Company entered into an ATM Agreement with Wainwright, which was amended and restated on November 13, 2020 to add BTIG, LLC as a sales agent, pursuant to which the Company could offer and sell from time to time in an “at the market offering,” at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents. During the year ended December 31, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering resulting in aggregate net proceeds to the Company of approximately $1.48 million, and gross proceeds of $1.55 million. The Company terminated the ATM Agreement in June 2022 in conjunction with the execution of the 2022 ATM Agreement.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 1,858,010 shares were automatically added to the 2015 Plan in 2022. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2022, 1,284,296 shares remain available for issuance under the 2015 Plan.

On September 30, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders of the Company voted to approve, among other things, a plan under which stock options to purchase an aggregate of 1,300,000 shares of the Company’s common stock would be made by the Board of Directors of the Company outside of the stockholder-approved equity incentive plan to its executive officers and non-employee directors (the “2020 Stock Options Plan”). The 2020 Stock Options Plan and the grant made thereunder were approved by the Board of Directors on August 6, 2020, subject to receipt of stockholder approval at the Annual Meeting. The aggregate number of shares of the Company’s common stock authorized for issuance is 1,300,000 shares of common stock and all 1,300,000 stock options were issued on September 30, 2020. Shares subject to awards granted under the 2020 Stock Options Plan that are forfeited or terminated before being exercised will not be available for re-issuance under the 2020 Stock Options Plan. As of June 30, 2022, no shares remain available for issuance under the 2020 Stock Options Plan.

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

For the three and six months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of services	$8,266	$2,944	$11,101	$4,346
Research and development	73,981	67,783	140,979	102,756
General and administrative	138,438	172,790	279,320	314,781
Sales and marketing	36,718	18,031	67,622	29,335
	$257,403	$261,548	$499,022	$451,218

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company granted no options during the three months ended June 30, 2022. During the three months ended June 30, 2022, 7,691 options were forfeited, and 28,367 options expired. The Company granted 542,500 options during the six months ended June 30, 2022. During the six months ended June 30, 2022, 10,191 options were forfeited, and 29,903 options expired.

The Company had total stock options to acquire 2,215,755 shares of common stock outstanding at June 30, 2022 under all of its equity compensation plans.

Restricted stock units

The Company granted 60,000 restricted stock units during the three months ended June 30, 2022, and 65,868 restricted stock units vested and 7,826 were forfeited. The Company granted 730,572 restricted stock units during the six months ended June 30, 2022, and 173,368 restricted stock units vested and 10,402 were forfeited. The Company had 833,066 total restricted stock units outstanding at June 30, 2022.

Stock purchase warrants

At June 30, 2022 and December 31, 2021, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2022 (1)	December 31, 2021 (1)
February 2015	$3,300.00	February 2025	451	451
June 2017	$390.00	June 2022	—	938
July 2017	$345.00	July 2022	318	318
July 2017	$250.00	July 2022	2,501	2,501
July 2017	$212.60	July 2022	50,006	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	354,000	354,000
October 2019	$2.60	October 2024	235,000	235,000
November 2020	$2.52	May 2026	242,130	242,130
February 2021	$3.55	August 2026	4,166,666	4,166,666
February 2021	$3.90	August 2026	416,666	416,666
March 2021	$3.56	March 2026	3,147,700	3,147,700
October 2021	$2.05	April 2027	7,500,000	7,500,000
			16,217,008	16,217,946

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on August 22, 2019 were rounded up to the next whole share of common stock on a holder by holder basis.

Note 8 – Commitments and Contingencies

Registration and other stockholder rights

In connection with the various investment transactions, the Company entered into certain registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of June 30, 2022, the Company had acquired twenty-four QuantStudio 5s including none during the three and six months ended June 30, 2022. As of June 30, 2022, the Company has not committed to acquiring additional QuantStudio 5s in the next three months.

Curetis places frame-work orders for Unyvero Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero Systems have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $0.5 million.

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

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of June 30, 2022 and December 31, 2021:

Lease Classification	June 30, 2022	December 31, 2021
ROU Assets:
Operating	$1,582,325	$1,814,396
Financing	19,660	90,467
Total ROU assets	$1,601,985	$1,904,863
Liabilities
Current:
Operating	$394,027	$459,792
Finance	16,731	43,150
Noncurrent:
Operating	2,721,233	2,977,402
Finance	1,962	3,644
Total lease liabilities	$3,133,953	$3,483,988

Maturities of lease liabilities as of June 30, 2022 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2022 (Six months)	$329,771	$15,336	$345,107
2023	615,068	3,364	618,432
2024	624,663	280	624,943
2025	529,481	—	529,481
2026	378,279	—	378,279
Thereafter	2,126,368	—	2,126,368
Total lease payments	4,603,630	18,980	4,622,610
Less: Interest	(1,488,370)	(287)	(1,488,657)
Present value of lease liabilities	$3,115,260	$18,693	$3,133,953

Condensed consolidated statements of operations classification of lease costs as of the three and six months ended June 30, 2022 and 2021 are as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating	Operating expenses	$152,784	$298,331	$327,699	$646,369
Finance:
Amortization	Operating expenses	31,096	111,464	70,807	222,420
Interest expense	Other expenses	509	4,491	1,414	11,350
Total lease costs		$184,389	$414,286	$399,920	$880,139

Other lease information as of June 30, 2022 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.7
Finance leases	0.6
Weighted average discount rate:
Operating leases	9.2%
Finance leases	7.3%

Supplemental cash flow information as of the six months ended June 30, 2022 and 2021 is as follows:

Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$327,699	$646,369
Finance leases	$1,414	$11,350
Cash used in financing activities
Finance leases	$28,101	$177,742
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$748,294

Note 10 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. ILÚM has since been acquired by Infectious Disease Connect, Inc. (“IDC”), a University of Pittsburgh Medical Center (“UPMC”) Enterprise company. The Company was working together with DOH’s Wadsworth Center and IDC to continue development of an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. In April 2020, the Company began a second-year expansion phase to build on the successes and experience of the first-year pilot phase while focusing on accomplishing the goal of the effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second-year contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. In April 2021, the Company extended its second-year expansion phase by another six months through September 30, 2021 at which point the project was completed and has ended. The six-month extension and expansion contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to an additional $540,000. During the three months ended June 30, 2022 and 2021, the Company recognized $0 and $237,000 of revenue related to the contract, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $345,000 of revenue related to the contract, respectively.

Sandoz

In December 2018, Ares Genetics entered into a service frame agreement with Sandoz International GmbH (“Sandoz”), to leverage Ares Genetics’ database on the genetics of antibiotic resistance, ARESdb, and the ARES Technology Platform for Sandoz’ anti-infective portfolio.

Under the terms of the framework agreement, which had an initial term of 36 months that was subsequently extended to January 31, 2025, Ares Genetics and Sandoz intend to develop a digital anti-infectives platform, combining established microbiology laboratory methods with advanced bioinformatics and artificial intelligence methods to support drug development and life-cycle management. The collaboration, in the short- to mid-term, aims to both rapidly and cost-effectively re-purpose existing antibiotics and design value-added medicines with the objective of expanding indication areas and to overcome antibiotic resistance, in particular with regards to infections with bacteria that have already developed resistance against multiple treatment options. In the longer-term, the platform is expected to enable surveillance for antimicrobial resistant pathogens to inform antimicrobial stewardship and the development of novel anti-infectives that are less prone to encounter resistance and thereby preserve antibiotics as an effective treatment option.

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

FISH License

The Company was party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties were incurred upon the sale of a product or service which utilizes the licensed technology. The Company terminated this license agreement in October 2020 effective as of June 30, 2021 in conjunction with its announced exit of the FISH business in June 2021. The Company paid a one-time settlement fee of $350,000 and paid a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations. The Company recognized net royalty expense of $0 for the three months ended June 30, 2022 and 2021, respectively. The Company recognized net royalty expense of $0 and $8,996 for the six months ended June 30, 2022 and 2021, respectively.

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $703 and $178 for the three months ended June 30, 2022 and 2021, respectively. The total net royalty expense related to this agreement was $3,482 and $794 for the six months ended June 30, 2022 and 2021, respectively.

Note 11 - Subsequent Events

Subsequent to June 30, 2022, the Company sold 1,703,324 shares of its common stock under the 2022 ATM Offering resulting in aggregate gross proceeds to the Company of approximately $1.0 million.

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

Overview

OpGen, Inc. (the “Company”) is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with our subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for antibiotic response prediction including ARESiss, ARESid, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit. The Company exited its FISH business in early 2021, and the Company's license agreement with Life Technologies, a subsidiary of Thermo Fisher, was terminated as of June 30, 2021.

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

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g., for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of pneumonia in hospitalized patients. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. It also increases in elderly patients, transplant, cancer or other immunocompromised patients. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We have commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

●	Following registration of the Unyvero instrument system as an IVD for the Chinese market in early 2021, we are supporting our strategic partner Beijing Clear Biotech (BCB) in pursuing execution of a supplemental clinical trial with the Unyvero HPN test. As requested by the Chinese regulatory authority NMPA, this study is geared towards generating additional data in China that will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past. Due to continued impact of COVID restrictions in China, this supplementary study has not yet been initiated and OpGen currently does not have visibility on the timelines for such a clinical study to start, given China’s “zero COVID” policies.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD marked in Europe, is currently being made available to laboratories in the United States as a research use only or RUO kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. We initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021 and have recently announced enrollment of more than 1,000 patient samples. We currently expect enrollment to be completed in the coming months and expect final data read-out from the UTI clinical trial in H2-2022 for a subsequent FDA submission.

●	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant being developed for the U.S. market, has also been selected for analytical and clinical performance evaluation including clinical trials towards a future U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. We believe that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

●	On September 30, 2021, we received clearance from the FDA for our Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic antimicrobial resistance, or AMR, markers in isolated bacterial colonies from 26 different pathogens. We believe the panel provides clinicians with a valuable diagnostic tool that informs about potential antimicrobial resistance patterns early and supports appropriate antibiotic treatment decisions in this indication. We have signed the first two commercial customer contracts for the Acuitas AMR Gene Panel for isolates and have a funnel of several additional commercial contract proposals that we expect to enter into during the coming months.

●	We are also developing novel bioinformatics tools and solutions to accompany or augment our current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of our portfolio of IVD products or even as a standalone bioinformatics product.

OpGen has extensive offerings of additional IVD tests including CE-IVD-marked Unyvero tests for hospitalized pneumonia patients who are hospitalized, implant and tissue infections, intra-abdominal infections, complicated urinary tract infections, and blood stream infections. Our portfolio furthermore includes a CE-IVD-marked PCR based rapid test kit for SARS-CoV-2 detection in combination with our PCR compatible universal lysis buffer (PULB).

OpGen’s combined AMR bioinformatics offerings, when and if such products are cleared for marketing, will offer important new tools to clinicians treating patients with AMR infections. OpGen’s subsidiary Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the Siemens microbiology strain collection covering resistant pathogens and its development has significantly expanded, as a result of transferring data from the discontinued Acuitas Lighthouse into ARESdb to now cover more than 78,000 bacterial isolates that have been sequenced using NGS technology and tested for susceptibility with applicable antibiotics from a range of over 100 antimicrobial drugs. In the fourth quarter of 2021, Ares Genetics entered into a strategic database access deal with one of the world’s leading microbiology and IVD corporations for their non-exclusive access to approximately 1.1% of Ares Genetics’ total database asset at the time of signing. Ares Genetics continues to explore various discussions with several interested parties in potential future collaboration or licensing opportunities. Additional partnerships with a U.S. CLIA lab, a contract research organization (“CRO”) and a major University Medical Center as well as the Belgian national reference laboratory at UZ Leuven have been initiated and are ongoing and the collaboration master service agreement with Sandoz has recently been extended until January 2025.

In addition to potential future licensing and partnering, Ares Genetics intends to independently utilize the proprietary biomarker content in this database, as well as to build an independent business in NGS and AI based offerings for AMR research and diagnostics in collaboration with its current and potential future partners in the life science, pharmaceutical and diagnostics industries. Ares Genetics’ customers for such offerings include Siemens Technology Accelerator and AGES (Austrian Agency for Health and Food Safety), as well as several other national institutions from various European countries as new customers.

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

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for our Unyvero UTI and IJI products. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, and FDA-cleared Acuitas AMR Gene Panel tests, as well as the Unyvero UTI Panel as a RUO product to hospitals, public health departments, clinical laboratories, pharmaceutical companies and CROs. OpGen’s subsidiary, Curetis, continues its efforts in ensuring compliance with the new European Union’s In-Vitro-Diagnostic Device Regulation (IVDR), which officially went into effect in May 2022. Given the lack of designated Notified Bodies at this time, and with the recently approved EU commission proposal to provide for generous multi-year grace periods for IVD products with current In-Vitro-Diagnostic Device Directive (IVDD) CE marking, it is now possible for Curetis to continue its portfolio of existing CE-IVD marked products until at least May 2025 and May 2026, respectively, as long as no material changes are being made to any of its products. Following May 2022, however, any new or changed CE marked products will be required to be IVDR compliant from the outset.

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

As a result of the outbreak, we have experienced a material impact on our business, financial condition and results of operations for the three and six months ended June 30, 2022 as well as significant business disruptions. For example, some of our employees are currently still working remotely from home and we are still not always able to physically meet with future and current customers to sell and market our products.

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

Results of operations for the three months ended June 30, 2022 and 2021

Revenues

	Three months ended June 30,
	2022	2021
Product sales	$889,271	$307,804
Laboratory services	20,570	266,784
Collaboration revenue	57,364	237,027
Total revenue	$967,205	$811,615

Total revenue for the three months ended June 30, 2022 increased approximately 19% when compared to the same period in 2021, with a change in the mix of revenue, as follows:

●	Product Sales: an increase in revenue of approximately 189% in the 2022 period compared to the 2021 period is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner Menarini and an increase in domestic Unyvero sales;

●	Laboratory Services: a decrease in revenue of approximately 92% in the 2022 period compared to the 2021 period is primarily attributable to a decrease in COVID testing services performed by Curetis GmbH; and
●	Collaboration Revenue: a decrease in revenue of approximately 76% in the 2022 period compared to the 2021 period is primarily the result of revenue from our contract with the New York State DOH, which ended in the third quarter of 2021.

Operating expenses

	Three months ended June 30,
	2022	2021
Cost of products sold	$646,389	$342,580
Cost of services	15,650	137,934
Research and development	2,273,756	2,859,590
General and administrative	2,134,266	2,692,255
Sales and marketing	1,169,349	802,549
Impairment of right-of-use asset	—	115,218
Total operating expenses	$6,239,410	$6,950,126

Our total operating expenses for the three months ended June 30, 2022 decreased approximately 10% when compared to the same period in 2021. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended June 30, 2022 increased approximately 89% when compared to the same period in 2021. The increase is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner Menarini, which also contributed to the Company’s improved gross margin. Additionally, the Company saw a significant increase in domestic Unyvero sales over the same period;
●	Cost of services: cost of services for the three months ended June 30, 2022 decreased approximately 89% when compared to the same period in 2021. The decrease in cost of services is primarily attributable to lower cost of services related to the conclusion of our contract with the New York State DOH in the third quarter of 2021 and a decrease in COVID testing services by Curetis;
●	Research and development: research and development expenses for the three months ended June 30, 2022 decreased approximately 20% when compared to the same period in 2021. The decrease in research and development is primarily attributable to a reduction in payroll related costs resulting primarily from streamlining operations and reducing headcount in R&D and operations at our Rockville headquarters;
●	General and administrative: general and administrative expenses for the three months ended June 30, 2022 decreased approximately 21% when compared to the same period in 2021, primarily due to a reduction in payroll related costs;
●	Sales and marketing: sales and marketing expenses for the three months ended June 30, 2022 increased approximately 46% when compared to the same period in 2021, primarily due to the expansion of the Company’s sales force as well as the return of various international and domestic trade shows and exhibitions post COVID; and
●	Impairment of right-of-use asset: impairment of right-of-use asset for the three months ended June 30, 2021 represents the impairment of our San Diego, California ROU asset.

Other (expense) income

	Three months ended June 30,
	2022	2021
Gain on extinguishment of debt	$—	$259,353
Interest expense	(779,912)	(1,198,169)
Foreign currency transaction gains (losses)	271,967	(915)
Other income	13,851	4,702
Change in fair value of derivative financial instruments	(74,116)	(13,021)
Total other expense	$(568,210)	$(948,050)

Our total other expense for the three months ended June 30, 2022 decreased when compared to the same period in 2021 primarily due to lower interest expense and foreign currency transaction gains.

Results of operations for the six months ended June 30, 2022 and 2021

Revenues

	Six months ended June 30,
	2022	2021
Product sales	$1,255,323	$835,383
Laboratory services	63,499	450,849
Collaboration revenue	118,128	355,099
Total revenue	$1,436,950	$1,641,331

Total revenue for the six months ended June 30, 2022 decreased approximately 12% when compared to the same period in 2021, with a change in the mix of revenue, as follows:

●	Product Sales: an increase in revenue of approximately 50% in the 2022 period compared to the 2021 period is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner Menarini and an increase in domestic Unyvero sales;

●	Laboratory Services: a decrease in revenue of approximately 86% in the 2022 period compared to the 2021 period is primarily attributable to a decrease in COVID testing services performed by Curetis GmbH; and

●	Collaboration Revenue: a decrease in revenue of approximately 67% in the 2022 period compared to the 2021 period is primarily attributable to revenue from our contract with the New York State DOH, which ended in the third quarter of 2021.

Operating expenses

	Six months ended June 30,
	2022	2021
Cost of products sold	$938,386	$896,634
Cost of services	46,212	242,918
Research and development	4,590,197	5,673,081
General and administrative	4,759,319	5,355,912
Sales and marketing	2,220,781	1,701,801
Impairment of right-of-use asset	—	170,714
Total operating expenses	$12,554,895	$14,041,060

Our total operating expenses for the six months ended June 30, 2022 decreased approximately 11% when compared to the same period in 2021. Operating expenses changed as follows:

●	Costs of products sold: cost of products sold for the six months ended June 30, 2022 increased approximately 5% when compared to the same period in 2021. The increase is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner Menarini, which also contributed to the Company’s improved gross margin. Additionally, the Company saw a significant increase in domestic Unyvero sales over the same period;

●	Costs of services: cost of services for the six months ended June 30, 2022 decreased approximately 81% when compared to the same period in 2021. The decrease in cost of services is primarily attributable to lower cost of services related to the conclusion of our contract with the New York State DOH in the third quarter of 2021 and a decrease in COVID testing services by Curetis;

●	Research and development: research and development expenses for the six months ended June 30, 2022 decreased approximately 19% when compared to the same period in 2021. The decrease in research and development is primarily attributable to a reduction in payroll related costs resulting primarily from streamlining operations and reducing headcount in R&D and operations at our Rockville headquarters;

●	General and administrative: general and administrative expenses for the six months ended June 30, 2022 decreased approximately 11% when compared to the same period in 2021, which is primarily due to a reduction in payroll related costs;

●	Sales and marketing: sales and marketing expenses for the six months ended June 30, 2022 increased approximately 30% when compared to the same period in 2021, which is primarily due to the expansion of the Company’s sales force as well as the return of various international and domestic trade shows and exhibitions post COVID; and

●	Impairment of right-of-use asset: impairment of right-of-use asset for the six months ended June 30, 2021 represents the impairment of our San Diego, California ROU asset.

Other expense

	Six months ended June 30,
	2022	2021
Warrant inducement expense	$—	$(7,755,541)
Gain on extinguishment of debt	—	259,353
Interest expense	(2,049,493)	(2,363,151)
Foreign currency transaction gains (losses)	470,707	426,700
Other income	16,972	9,627
Change in fair value of derivative financial instruments	35,628	(114,411)
Total other expense	$(1,526,186)	$(9,537,423)

Our total other expense for the six months ended June 30, 2022 decreased when compared to the same period in 2021 primarily due to warrant inducement expense related to our 2021 Warrant Exercise.

Liquidity and capital resources

As of June 30, 2022, we had cash and cash equivalents of $16.6 million compared to $36.1 million at December 31, 2021. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2022 and 2021, including:

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

On June 24, 2022, the Company entered into the 2022 ATM Agreement with Wainwright, as a sales agent, pursuant to which the Company may offer and sell from time to time in an at the market offering, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent. As of June 30, 2022, the Company had not sold any shares under the 2022 ATM Offering (see Note 11).

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

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(11,700,904)	$(12,559,210)
Net cash used in investing activities	(83,563)	(1,723,064)
Net cash (used in) provided by financing activities	(6,847,506)	32,205,067

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of our net loss of $12.6 million, reduced by certain noncash items, including depreciation and amortization expense of $1.0 million, noncash interest expense of $1.6 million, and share-based compensation expense of $0.5 million. Net cash used in operating activities for the six months ended June 30, 2021 consisted primarily of our net loss of $21.9 million, reduced by certain noncash items, including inducement expense related to warrant repricing of $7.8 million, depreciation and amortization expense of $1.3 million, noncash interest expense of $1.9 million, and share-based compensation expense of $0.5 million.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 consisted of purchases of property and equipment. The majority of the purchases of property and equipment in 2021 were related to the Company’s new corporate headquarters in Rockville, Maryland.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended June 30, 2022 consisted of payments on the Company’s EIB debt and finance leases. Net cash provided by financing activities for the six months ended June 30, 2021 consisted primarily of the net proceeds from the February 2021 Offering, 2021 Warrant Exercise, October 2021 Offering, and exercises of common stock warrants, net of payments on debt and insurance financings.

Contractual Commitments

OpGen’s subsidiary, Curetis, has contractual commitments under its 2016 senior, unsecured loan financing facility of up to €25.0 million with the European Investment Bank (“EIB”). Curetis drew down three tranches under the facility: €10.0 million in April 2017, €3.0 million in June 2018, and €5.0 million in June 2019. The first and second tranches have a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. The third tranche originally had a 2.1% PPI. Upon maturity of the third tranche, which is not before approximately mid-2024 (and no later than mid-2025), the EIB would have been entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of an amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

As of June 30, 2022, the outstanding borrowings under all tranches were €16,392,331 ($17,026,715), including deferred interest payable at maturity of €1,634,551 ($1,697,808). On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”), which amended the EIB loan facility. The 2022 EIB Amendment restructured the first tranche of approximately €13.35 million (including accumulated and deferred interest) of the Company’s indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. The 2022 EIB Amendment also provides for the increase of the PPI of the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest remain unchanged.

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

Off-balance sheet arrangements

As of June 30, 2022, and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2022, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 should be carefully considered. There have been no material changes in the assessment of the risk factors set forth in such Form 10-K, except for the additional risk factors noted below, which update the risk factors included in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022:

If our goodwill, acquired in-process research and development costs or finite-lived tangible and intangible assets become impaired in the future, we may be required to record non-cash charges to earnings, which could be material and could reduce stockholders’ equity or otherwise adversely affect the Company’s financial condition.

We review long-lived assets, including property and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, an impairment is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, extended period of idleness or a likely sale or disposal of the asset before the end of its estimated useful life. In 2021, the Company had determined that the right-of-use asset associated with the Company’s San Diego, California office lease may not be recoverable, and, as a result, the Company recorded an impairment charge of $170,714 during the six months ended June 30, 2021. There can be no assurance that our other long-lived assets and intangible assets will not be further impaired. If our property and equipment and identifiable amortizing intangible assets are determined to be impaired in the future, we may be required to record non-cash charges to earnings during the period in which the impairment is determined, which could be material and have an adverse effect on our financial position and results of operations.

In addition, we review and test goodwill for impairment at least annually and whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. The impairment test for goodwill consists of comparing the fair value of the reporting unit and acquired IPR&D, which is estimated using both the income and market approach, to its carrying value. The process of impairment testing for our goodwill involves a number of judgments and estimates made by management including future cash flows, revenue growth rates, profitability assumptions, terminal growth rates and discount rates with regards to our reporting unit. Our internally generated long-range plan includes assumptions regarding pricing and operating forecasts for our products and technologies. If the judgments and estimates used in our analysis are not realized or are affected by external factors, then actual results may not be consistent with these judgments and estimates, and we may be required to record a goodwill impairment charge in the future, which could be material, could reduce stockholders’ equity and have an adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Waiver and Amendment Letter, dated May 23, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2022).

10.2	At the Market Offering Agreement, dated June 24, 2022, by and between OpGen, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Albert Weber
Albert Weber
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	August 12, 2022

