Form 10-Q
period 2022-09-30
OPGEN INC
filed 2022-11-14
CIK 1293818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

53,698,500 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 10, 2022.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the continued impact of COVID-19 on our business and operations;
●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
●	our use of proceeds from capital financing transactions;
●	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
●	the completion of our development efforts for our Unyvero UTI and IJI panels, Unyvero A30 RQ platform and ARESdb and the timing of regulatory submissions;
●	our ability to meet our obligations and extend our relationships under our collaboration agreements, including our collaboration agreement with the Foundation for Innovative New Diagnostics (FIND);
●	our ability to obtain regulatory clearance for and commercialize our product and services offerings;
●	our ability to establish a market for and sell our Acuitas AMR Gene Panel test for use with bacterial isolates;
●	our ability to sustain or grow our customer base for our Unyvero IVD and Acuitas AMR Gene Panel products as well as our current research use only (RUO) products;
●	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA, European Union, including new IVDR requirements, and China’s NMPA;
●	our ability to further integrate the OpGen, Curetis, and Ares Genetics businesses;
●	our ability to successfully transfer, and realize the expected benefits of the transfer of, the manufacturing of our Acuitas AMR Gene Panel from our Rockville, Maryland facility to our Bodelshausen, Germany manufacturing facility;
●	our ability to satisfy our debt obligations;
●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and Russia’s war against Ukraine;
●	anticipated trends and challenges in our business and the competition that we face;
●	the execution of our business plan and our growth strategy;
●	our expectations regarding the size of and growth in potential markets;
●	our opportunity to successfully enter into new collaborative or strategic agreements;
●	compliance with the U.S. and international regulations applicable to our business; and
●	our expectations regarding future revenue and expenses.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$10,275,654	$36,080,392
Accounts receivable, net	665,313	1,172,396
Inventory	771,864	1,239,456
Prepaid expenses and other current assets	1,678,729	1,250,331
Total current assets	13,391,560	39,742,575
Property and equipment, net	3,054,990	4,011,748
Finance lease right-of-use assets, net	4,347	90,467
Operating lease right-of-use assets	1,472,934	1,814,396
Goodwill	—	7,453,007
Intangible assets, net	12,001,036	14,530,209
Strategic inventory, net	2,614,805	3,472,337
Other noncurrent assets	419,495	551,794
Total assets	$32,959,167	$71,666,533
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$682,592	$1,307,081
Accrued compensation and benefits	1,391,145	1,621,788
Accrued liabilities	1,046,865	1,965,845
Deferred revenue	194,960	—
Current maturities of long-term debt	8,342,715	14,519,113
Short-term finance lease liabilities	6,748	43,150
Short-term operating lease liabilities	346,629	459,792
Total current liabilities	12,011,654	19,916,769
Long-term debt, net	4,108,421	7,176,251
Long-term finance lease liabilities	1,121	3,644
Long-term operating lease liabilities	2,631,957	2,977,402
Derivative liabilities	146,207	228,589
Other long-term liabilities	121,496	146,798
Total liabilities	19,020,856	30,449,453
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,338,500 and 46,450,250 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	483,386	464,503
Additional paid-in capital	277,406,700	275,708,490
Accumulated deficit	(262,289,652)	(235,541,539)
Accumulated other comprehensive (loss) income	(1,662,123)	585,626
Total stockholders’ equity	13,938,311	41,217,080
Total liabilities and stockholders’ equity	$32,959,167	$71,666,533

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Product sales	$359,112	$643,887	$1,614,435	$1,479,270
Laboratory services	31,016	192,753	94,515	643,602
Collaboration revenue	58,585	402,492	176,713	757,591
Total revenue	448,713	1,239,132	1,885,663	2,880,463
Operating expenses
Cost of products sold	1,886,191	648,298	2,824,577	1,544,932
Cost of services	17,239	203,314	63,450	446,232
Research and development	2,031,113	2,382,303	6,621,310	8,055,384
General and administrative	2,020,452	2,088,226	6,779,773	7,444,138
Sales and marketing	1,031,496	1,003,577	3,252,277	2,705,378
Impairment of right-of-use asset	—	—	—	170,714
Goodwill impairment charge	6,975,520	—	6,975,520	—
Total operating expenses	13,962,011	6,325,718	26,516,907	20,366,778
Operating loss	(13,513,298)	(5,086,586)	(24,631,244)	(17,486,315)
Other (expense) income
Gain on extinguishment of debt	—	—	—	259,353
Warrant inducement expense	—	—	—	(7,755,541)
Interest and other income	11,174	31,844	28,147	41,471
Interest expense	(569,306)	(1,222,867)	(2,618,799)	(3,586,018)
Foreign currency transaction (losses) gains	(51,547)	229,074	419,160	655,774
Change in fair value of derivative financial instruments	18,995	(8,161)	54,623	(122,572)
Total other expense	(590,684)	(970,110)	(2,116,869)	(10,507,533)
Loss before income taxes	(14,103,982)	(6,056,696)	(26,748,113)	(27,993,848)
Provision for income taxes	—	—	—	—
Net loss	$(14,103,982)	$(6,056,696)	$(26,748,113)	$(27,993,848)
Net loss available to common stockholders	$(14,103,982)	$(6,056,696)	$(26,748,113)	$(27,993,848)
Net loss per common share - basic and diluted	$(0.30)	$(0.16)	$(0.57)	$(0.79)
Weighted average shares outstanding - basic and diluted	47,656,972	38,270,250	46,915,880	35,373,397
Net loss	$(14,103,982)	$(6,056,696)	$(26,748,113)	$(27,993,848)
Other comprehensive loss - foreign currency translation	(536,758)	(597,527)	(2,247,749)	(1,146,355)
Comprehensive loss	$(14,640,740)	$(6,654,223)	$(28,995,862)	$(29,140,203)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2020	25,085,534	$250,855	—	$—	$219,129,045	$2,547,182	$(200,735,827)	$21,191,255
Offering of common stock and warrants, net of issuance costs	8,333,333	83,334	—	—	23,390,628	—	—	23,473,962
Inducement expense related to warrant reprice	—	—	—	—	7,755,541	—	—	7,755,541
Common stock warrant exercises, net of issuance costs	4,847,615	48,476	—	—	9,045,696	—	—	9,094,172
Proceeds from issuance of common stock warrants	—	—	—	—	255,751	—	—	255,751
Stock compensation expense	—	—	—	—	189,670	—	—	189,670
Foreign currency translation	—	—	—	—	—	(1,078,479)	—	(1,078,479)
Net loss	—	—	—	—	—	—	(14,850,591)	(14,850,591)
Balances at March 31, 2021	38,266,482	382,665	—	—	259,766,331	1,468,703	(215,586,418)	46,031,281
Issuance of RSUs	3,768	38	—	—	(38)	—	—	—
Stock compensation expense	—	—	—	—	261,548	—	—	261,548
Foreign currency translation	—	—	—	—	—	529,651	—	529,651
Net loss	—	—	—	—	—	—	(7,086,561)	(7,086,561)
Balances at June 30, 2021	38,270,250	382,703	—	—	260,027,841	1,998,354	(222,672,979)	39,735,919
Stock compensation expense	—	—	—	—	217,156	—	—	217,156
Foreign currency translation	—	—	—	—	—	(597,527)	—	(597,527)
Net loss	—	—	—	—	—	—	(6,056,696)	(6,056,696)
Balances at September 30, 2021	38,270,250	$382,703	—	$—	$260,244,997	$1,400,827	$(228,729,675)	$33,298,852

Balances at December 31, 2021	46,450,250	$464,503	—	$—	$275,708,490	$585,626	$(235,541,539)	$41,217,080
Issuance of RSUs	107,500	1,075	—	—	(1,075)	—	—	—
Stock compensation expense	—	—	—	—	241,619	—	—	241,619
Foreign currency translation	—	—	—	—	—	(483,849)	—	(483,849)
Net loss	—	—	—	—	—	—	(6,803,716)	(6,803,716)
Balances at March 31, 2022	46,557,750	465,578	—	—	275,949,034	101,777	(242,345,255)	34,171,134
Issuance of RSUs	65,868	659	—	—	(659)	—	—	—
Stock compensation expense	—	—	—	—	257,403	—	—	257,403
Foreign currency translation	—	—	—	—	—	(1,227,142)	—	(1,227,142)
Net loss	—	—	—	—	—	—	(5,840,415)	(5,840,415)
Balances at June 30, 2022	46,623,618	466,237	—	—	276,205,778	(1,125,365)	(248,185,670)	27,360,980
Stock compensation expense	—	—	—	—	228,367	—	—	228,367
At the market offering, net of offering costs	1,714,882	17,149	—	—	972,555	—	—	989,704
Foreign currency translation	—	—	—	—	—	(536,758)	—	(536,758)
Net loss	—	—	—	—	—	—	(14,103,982)	(14,103,982)
Balances at September 30, 2022	48,338,500	$483,386	—	$—	$277,406,700	$(1,662,123)	$(262,289,652)	$13,938,311

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(26,748,113)	$(27,993,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,307,590	2,107,323
Non-cash interest expense	1,973,437	2,967,775
Loss on disposal of equipment	15,988	—
Change in inventory reserve	1,447,626	—
Stock compensation expense	727,389	668,374
Gain on extinguishment of debt	—	(259,353)
Inducement expense related to warrant reprice	—	7,755,541
Change in fair value of derivative liabilities	(54,623)	122,572
Impairment of right-of-use asset	—	170,714
Goodwill impairment charge	6,975,520	—
Changes in operating assets and liabilities
Accounts receivable	386,704	(118,755)
Inventory	(600,186)	(1,891,760)
Other assets	(326,820)	(353,371)
Accounts payable	(519,625)	(667,480)
Accrued compensation and other liabilities	(1,250,476)	(188,322)
Deferred revenue	210,735	(9,808)
Net cash used in operating activities	(16,454,854)	(17,690,398)
Cash flows from investing activities
Purchases of property and equipment	(186,556)	(1,824,765)
Net cash used in investing activities	(186,556)	(1,824,765)
Cash flows from financing activities
Proceeds from issuance of common stock warrants	—	255,751
Proceeds from issuance of common stock and pre-funded warrants in registered offering, net of selling costs	—	23,473,962
Proceeds from the exercise of common stock warrants, net of issuance costs	—	9,094,172
Payment of deferred offering costs	—	(108,794)
Proceeds from at the market offering, net of issuance costs	989,704	—
Payments on debt	(8,697,587)	(441,076)
Payments on finance lease obligations	(38,925)	(236,563)
Net cash (used in) provided by financing activities	(7,746,808)	32,037,452
Effects of exchange rates on cash	(1,548,819)	(727,477)
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,937,037)	11,794,812
Cash and cash equivalents and restricted cash at beginning of period	36,632,186	14,107,255
Cash and cash equivalents and restricted cash at end of period	$10,695,149	$25,902,067
Supplemental disclosure of cash flow information
Cash paid for interest	$976,324	$886,796
Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets acquired through operating leases	$—	$748,294
Inventory transferred to property and equipment	$—	$559,230
Property and equipment transferred to inventory	$152,243	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen's current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit.

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

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (“AMR”) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI and IJI products. OpGen offers the FDA-cleared Unyvero LRT and LRT BAL Panels, the FDA-cleared Acuitas AMR Gene Panel diagnostic test, as well as the Unyvero UTI Panel as an RUO product to hospitals, public health departments, clinical laboratories, pharmaceutical companies, and contract research organizations, or CROs. OpGen is also commercializing its CE Marked Unyvero Panels in Europe and other global markets via distributors.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows and has a significant amount of debt coming due in 2022, 2023, and 2024. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On June 24, 2022, the Company entered into an At the Market Common Offering (the “2022 Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent (the “2022 ATM Offering”). As of September 30, 2022, the Company sold 1,714,882 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. On September 30, 2022, the Company reduced the amount of common stock that may be sold under the 2022 ATM Offering to up to an aggregate of $3.5 million, not including the shares of common stock previously sold under the 2022 ATM Offering.

●	On May 23, 2022, the Company, as guarantor, the Company’s German operating subsidiary Curetis GmbH, as borrower, the Company’s operating subsidiary Ares Genetics GmbH, as an additional guarantor, and the European Investment Bank (the “EIB”) entered into a Waiver and Amendment Letter (the “Amendment”) relating to the amendment of that certain Finance Contract, dated December 12, 2016 (the “Finance Contract”), as amended, between the EIB and Curetis pursuant to which Curetis borrowed an aggregate amount of €8.0 million in three tranches. The Amendment restructured the first tranche of approximately €3.35 million (including accumulated and deferred interest) of the Company’s indebtedness with the EIB. Pursuant to the Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. The Amendment also provides for the increase of the percent participation interest (“PPI”) under the Finance Contract from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million in principal, respectively, plus accumulated deferred interest remain unchanged pursuant to the Amendment.

●	On October 18, 2021, the Company closed a registered direct offering (the “October 2021 Offering”) with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. Thereafter, all shares of preferred stock sold in the October 2021 Offering were converted into 7,500,000 shares of common stock in December 2021 so that there were no shares of preferred stock outstanding as of September 30, 2022. The warrants initially had an exercise price of $2.05 per share, became exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million. In connection with the Company’s registered direct offering of shares of common stock and preferred stock in October 2022 (the “October 2022 Offering”), the exercise price of the institutional investor’s 7,500,000 warrants was repriced to $0.377 per share (see Note 11).

●	On March 9, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the institutional investor (the “Holder”) from our 2020 PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 outstanding warrants acquired in the 2020 PIPE (the “Existing Warrants”) for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder new warrants (the “New Warrants”) to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the Existing Warrants pursuant to the Exercise Agreement for an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants initially had an exercise price of $3.56. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants (together, the “2021 Warrant Exercise”). As additional compensation, A.G.P./Alliance Global Partners, the Company’s placement agent for such warrant exchange, will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants. In connection with the Company’s October 2022 Offering, the exercise price of the institutional investor’s 3,147,700 warrants was repriced to $0.377 per share (see Note 11).

●	On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants were immediately exercisable, at an exercise price of $0.01, and could be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants initially had an exercise price of $3.55 per share, are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all 5,549,149 pre-funded warrants issued in the February 2021 Offering were exercised. In connection with the Company’s October 2022 Offering, the exercise price of the institutional investor’s 4,166,666 warrants was repriced to $0.377 per share (see Note 11).

●	On February 11, 2020, the Company entered into an At the Market Common Offering (the “ATM Agreement”) with Wainwright which was amended and restated on November 13, 2020 to add BTIG, LLC (“BTIG”) as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $22.1 million of shares of the Company's common stock through the sales agents (the “2020 ATM Offering”). During the year ended December 31, 2021, the Company sold 680,000 shares of its common stock under the 2020 ATM Offering, resulting in aggregate net proceeds to the Company of approximately $1.48 million, and gross proceeds of approximately $1.55 million. The Company terminated the ATM Agreement in conjunction with the execution of the 2022 ATM Agreement.

On February 28, 2022, the Listing Qualifications Staff of The Nasdaq Stock Market LLC notified the Company that the closing bid price of the Company’s common stock had, for 30 consecutive business days preceding the date of such notice, been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until August 29, 2022, to regain compliance.  The Company requested an extension on August 8, 2022 and was granted the additional 180-day grace period through February 27, 2023. If at any time before February 27, 2023, the closing bid price of the Common Stock is at least $1.00 for a minimum of ten (10) consecutive trading days, the Company can regain compliance. If the Company is not in compliance with the minimum bid price requirement by February 27, 2023, The Nasdaq Capital Market LLC will send the Company a delisting determination after which the Company can request a hearing to review the delisting determination.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. The Company believes that current cash will be sufficient to repay or refinance the current portion of the Company’s debt and fund operations into the first quarter of 2023. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to successfully raise additional capital during or before the end of the first quarter of 2023, the Company will not have sufficient cash flows and liquidity to finance its business operations beyond the first quarter of 2023 as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, pause or abort clinical trials including the purchase of scientific equipment and supplies, until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of September 30, 2022; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany; and Vienna, Austria, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities are translated into U.S. dollars based on exchange rates at the end of the reporting period for these unaudited condensed consolidated financial statements. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, the Company had funds totaling $419,495 and $551,794, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$10,275,654	$36,080,392	$25,352,337	$13,360,463
Restricted cash	419,495	551,794	549,730	746,792
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$10,695,149	$36,632,186	$25,902,067	$14,107,255

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the Company had accounts receivable from one customer which individually represented 77% of total accounts receivable. At December 31, 2021, the Company had accounts receivable from two customers which individually represented 52% and 14% of total accounts receivable, respectively. For the three months ended September 30, 2022, revenue earned from three customers represented 29%, 18%, and 11% of total revenues, respectively. For the three months ended September 30, 2021, revenue earned from two customers represented 20% and 17% of total revenues, respectively. For the nine months ended September 30, 2022, revenue earned from two customers represented 43% and 16% of total revenues, respectively. For the nine months ended September 30, 2021, revenue earned from three customers represented 19%, 15%, and 10% of total revenues, respectively.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	September 30, 2022	December 31, 2021
Raw materials and supplies	$841,859	$866,963
Work-in-process	47,999	100,801
Finished goods	2,496,811	3,744,029
Total	$3,386,669	$4,711,793

Inventory includes Unyvero instrument systems, Unyvero cartridges, reagents and components for Unyvero, Acuitas, Curetis SARS CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $1,470,649 and $98,064 at September 30, 2022 and December 31, 2021, respectively.

The Company classifies finished good inventory it does not expect to sell or use in clinical studies within 12 months of the unaudited condensed consolidated balance sheets date as strategic inventory, a non-current asset.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2022 and 2021, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the nine months ended September 30, 2021, the Company had determined that the ROU asset associated with its San Diego, California office lease may not be recoverable. As a result, the Company had recorded an impairment charge of $0 and $170,714 during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, the Company did not record any such impairment charge.

Intangible assets and goodwill

Intangible assets and goodwill as of September 30, 2022 consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, in-process research & development, software and customer relationships and consisted of the following as of September 30, 2022 and December 31, 2021:

			September 30, 2022			December 31, 2021
	Subsidiary	Cost	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	Curetis	$1,768,000	$(389,676)	$(209,308)	$1,169,016	$(316,930)	$43,015	$1,494,085
Distributor relationships	Curetis	2,362,000	(347,069)	(279,628)	1,735,303	(282,277)	57,465	2,137,188
A50 - Developed technology	Curetis	349,000	(109,899)	(41,317)	197,784	(89,384)	8,492	268,108
Ares - Developed technology	Ares Genetics	5,333,000	(839,567)	(631,354)	3,862,079	(682,833)	129,745	4,779,912
A30 – Acquired in-process research & development	Curetis	5,706,000	—	(669,146)	5,036,854	—	144,916	5,850,916
		$15,518,000	$(1,686,211)	$(1,830,755)	$12,001,036	$(1,371,424)	$383,633	$14,530,209

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

Total amortization expense of intangible assets was $182,265 and $212,829 for the three months ended September 30, 2022 and 2021, respectively. Total amortization expense of intangible assets was $546,795 and $615,471 for the nine months ended September 30, 2022 and 2021, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2022 (Three months)	$168,621
2023	674,484
2024	674,484
2025	674,484
2026	674,484
2027	641,480
Thereafter	3,456,145
Total	$6,964,182

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

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three and nine months ended September 30, 2022 and 2021, the Company determined that its finite-lived intangible assets were not impaired.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of September 30, 2022 and December 31, 2021 was $0 and $7,453,007, respectively.

The changes in the carrying amount of goodwill as of September 30, 2022, and since December 31, 2021, were as follows:

Balance as of December 31, 2021	$7,453,007
Changes in currency translation	(477,487)
Goodwill impairment	(6,975,520)
Balance as of September 30, 2022	$—

The Company conducts an impairment test of goodwill on an annual basis and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the three and nine months ended September 30, 2021, the Company had determined that its goodwill had not been impaired. As circumstances changed during the three and nine months ended September 30, 2022 that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses, assessing trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of global unrest and the COVID-19 pandemic on the Company and its performance. Based on the analysis performed, and primarily due to changes in the Company’s stock price and market capitalization in the third quarter of 2022, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the full amount of $6,975,520 for the three and nine months ended September 30, 2022.

Revenue recognition

The Company derives revenues from (i) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel test products, and SARS CoV-2 tests, (ii) providing laboratory services, (iii) providing collaboration services including funded software arrangements, and license arrangements, and (iv) granting access to a subset of the proprietary ARESdb data asset.

The Company analyzes contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) determination of revenue recognition based on timing of satisfaction of the performance obligation.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries and related expenses for personnel, other resources, laboratory, engineering workshop, and instrument supplies, and fees paid to consultants and outside service partners.

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended September 30, 2022 and 2021, the Company recognized $110,439 and $190,911 as a reduction of research and development expense related to government grant arrangements, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized $324,168 and $564,983 as a reduction of research and development expense related to government grant arrangements, respectively. The Company had earned but not yet received $639,095 and $396,365 related to these agreements and incentives included in prepaid expenses and other current assets, as of September 30, 2022 and December 31, 2021, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 19.1 million shares and 10.7 million shares as of September 30, 2022 and 2021, respectively.

Recently issued accounting standards

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products, laboratory services to hospitals, clinical laboratories, and other healthcare providers, and enters into collaboration agreements with government agencies, non-profit organizations, and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$359,112	$643,887	$1,614,435	$1,479,270
Laboratory services	31,016	192,753	94,515	643,602
Collaboration revenue	58,585	402,492	176,713	757,591
Total revenue	$448,713	$1,239,132	$1,885,663	$2,880,463

Revenues by geography are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$135,857	$372,902	$415,926	$1,036,662
International	312,856	866,230	1,469,737	1,843,801
Total revenue	$448,713	$1,239,132	$1,885,663	$2,880,463

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2021	$—
New deferrals, net of amounts recognized in the current period	210,735
Currency translation adjustment	(15,775)
Balance at September 30, 2022	$194,960

Contract assets

The Company had no contract assets as of September 30, 2022 and December 31, 2021. Contract assets are generated when contractual billing schedules differ from revenue recognition timing and they represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at September 30, 2022 and December 31, 2021.

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

For the three and nine months ended September 30, 2022, the Company has not transferred any assets between fair value measurement levels.

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

The fair value of Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022 was as follows:

Description	Balance at December 31, 2021	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at September 30, 2022
Participation percentage interest liability	$228,589	$(54,623)	$(27,759)	$146,207
Total	$228,589	$(54,623)	$(27,759)	$146,207

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the three and nine months ended September 30, 2021, the Company recorded impairment expense of $0 and $170,714, respectively, related to its ROU assets. During the three and nine months ended September 30, 2022, the company did not record any such impairment expenses.

Note 6 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
EIB	$14,177,909	$25,161,855
Total debt obligations	14,177,909	25,161,855
Unamortized debt discount	(1,726,773)	(3,466,491)
Carrying value of debt	12,451,136	21,695,364
Less current portion	(8,342,715)	(14,519,113)
Long-term debt	$4,108,421	$7,176,251

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

As of September 30, 2022, the outstanding borrowings under all tranches were €14,544,429 ($14,177,909), including deferred interest payable at maturity of €1,755,429 ($1,711,193).

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $569,306 and $1,222,867 for the three months ended September 30, 2022 and 2021, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $2,618,799 and $3,586,018 for the nine months ended September 30, 2022 and 2021, respectively.

Note 7 – Stockholders’ equity

As of September 30, 2022, the Company had 100,000,000 shares of authorized common stock and 48,338,500 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which none were issued or outstanding.

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

On June 24, 2022, the Company entered into the 2022 ATM Agreement with Wainwright, as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent. As of September 30, 2022, the Company sold 1,714,882 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. On September 30, 2022, the Company reduced the amount of common stock that may be sold under the 2022 ATM Agreement to up to an aggregate of $3.5 million, not including the shares of common stock previously sold under the 2022 ATM Offering.

On October 18, 2021, the Company closed the October 2021 Offering with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 7,500,000 shares of common stock at a conversion price of $2.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. As of December 8, 2021, following receipt of approval from the stockholders, all 150,000 shares of convertible preferred stock were converted into an aggregate of 7,500,000 shares of common stock. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million. The warrants issued in the October 2021 Offering initially had an exercise price of $2.05 per share, were exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The warrants are classified as permanent equity at September 30, 2022.  In connection with the issuance of convertible preferred stock, the Company recognized a beneficial conversion feature of $7,166,752 as a deemed dividend to the preferred stockholders in the fourth quarter of 2021. In connection with the Company’s October 2022 Offering, the exercise price of the institutional investor’s 7,500,000 warrants was repriced to $0.377 per share (see Note 11).

On March 9, 2021, the Company entered into an Exercise Agreement with the Holder from our 2020 PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 4,842,615 Existing Warrants for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder, New Warrants to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the remaining Existing Warrants pursuant to the Exercise Agreement for an aggregate of 3,147,700 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants had an exercise price of $3.56. The New Warrants were immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants. The Company recognized approximately $7.8 million of non-cash warrant inducement expense during year ended December 31, 2021 related to this transaction representing the fair value of the New Warrants issued to induce the exercise. The fair values were calculated using the Black-Scholes option pricing model. In connection with the Company’s October 2022 Offering, the exercise price of the institutional investor’s 3,147,700 warrants was repriced to $0.377 per share (see Note 11).

On February 11, 2021, the Company closed the February 2021 Offering with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 2,784,184 shares of common stock and (ii) 5,549,149 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common warrants to purchase 4,166,666 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $3.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $2.99. The pre-funded warrants were immediately exercisable, at an exercise price of $0.01, and could have been exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants had an exercise price of $3.55 per share, were exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all pre-funded warrants issued in the February 2021 Offering have been exercised. In connection with the Company’s October 2022 Offering, the exercise price of the institutional investor’s 4,166,666 warrants was repriced to $0.377 per share (see Note 11).

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 1,858,010 shares were automatically added to the 2015 Plan in 2022. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2022, 1,365,024 shares remain available for issuance under the 2015 Plan.

On September 30, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, stockholders of the Company voted to approve, among other things, a plan under which stock options to purchase an aggregate of 1,300,000 shares of the Company’s common stock would be made by the Board of Directors of the Company outside of the stockholder-approved equity incentive plan to its executive officers and non-employee directors (the “2020 Stock Options Plan”). The 2020 Stock Options Plan and the grants made thereunder were approved by the Board of Directors on August 6, 2020, subject to receipt of stockholder approval at the Annual Meeting. The aggregate number of shares of the Company’s common stock authorized for issuance is 1,300,000 shares of common stock and all 1,300,000 stock options were issued on September 30, 2020. Shares subject to awards granted under the 2020 Stock Options Plan that are forfeited or terminated before being exercised will not be available for re-issuance under the 2020 Stock Options Plan. As of September 30, 2022, no shares remain available for issuance under the 2020 Stock Options Plan.

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

For the three and nine months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of services	$—	$2,977	$11,101	$7,323
Research and development	82,659	65,836	223,638	168,592
General and administrative	108,672	112,706	387,992	427,487
Sales and marketing	37,036	35,637	104,658	64,972
	$228,367	$217,156	$727,389	$668,374

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

The Company granted no options during the three months ended September 30, 2022. During the three months ended September 30, 2022, 53,125 options were forfeited, and 2,603 options expired. The Company granted 542,500 options during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, 63,316 options were forfeited, and 32,506 options expired.

The Company had total stock options to acquire 2,160,027 shares of common stock outstanding at September 30, 2022 under all of its equity compensation plans.

Restricted stock units

The Company granted no restricted stock units during the three months ended September 30, 2022, no restricted stock units vested and 25,000 were forfeited. The Company granted 730,572 restricted stock units during the nine months ended September 30, 2022, and 173,368 restricted stock units vested and 35,402 were forfeited. The Company had 808,066 total restricted stock units outstanding at September 30, 2022.

Stock purchase warrants

At September 30, 2022 and December 31, 2021, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2022 (1)	December 31, 2021 (1)
February 2015	$3,300.00	February 2025	451	451
June 2017	$390.00	June 2022	—	938
July 2017	$345.00	July 2022	—	318
July 2017	$250.00	July 2022	—	2,501
July 2017	$212.60	July 2022	—	50,006
February 2018	$81.25	February 2023	9,232	9,232
February 2018	$65.00	February 2023	92,338	92,338
October 2019	$2.00	October 2024	354,000	354,000
October 2019	$2.60	October 2024	235,000	235,000
November 2020	$2.52	May 2026	242,130	242,130
February 2021	$3.55	August 2026	4,166,666	4,166,666
February 2021	$3.90	August 2026	416,666	416,666
March 2021	$3.56	March 2026	3,147,700	3,147,700
October 2021	$2.05	April 2027	7,500,000	7,500,000
			16,164,183	16,217,946

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock split on August 22, 2019 were rounded up to the next whole share of common stock on a holder by holder basis.

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

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5s that it commits to purchase in the following quarter. As of September 30, 2022, the Company had acquired twenty-four QuantStudio 5s including none during the three and nine months ended September 30, 2022. As of September 30, 2022, the Company has not committed to acquiring additional QuantStudio 5 systems in the next three months.

Curetis places frame-work orders for Unyvero Systems and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero Systems have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $0.1 million.

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

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of September 30, 2022 and December 31, 2021:

Lease Classification	September 30, 2022	December 31, 2021
ROU Assets:
Operating	$1,472,934	$1,814,396
Financing	4,347	90,467
Total ROU assets	$1,477,281	$1,904,863
Liabilities
Current:
Operating	$346,629	$459,792
Finance	6,748	43,150
Noncurrent:
Operating	2,631,957	2,977,402
Finance	1,121	3,644
Total lease liabilities	$2,986,455	$3,483,988

Maturities of lease liabilities as of September 30, 2022 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2022 (Three months)	$159,760	$4,254	$164,014
2023	598,672	3,364	602,036
2024	608,267	280	608,547
2025	519,550	—	519,550
2026	378,279	—	378,279
Thereafter	2,126,369	—	2,126,369
Total lease payments	4,390,897	7,898	4,398,795
Less: Interest	(1,412,311)	(29)	(1,412,340)
Present value of lease liabilities	$2,978,586	$7,869	$2,986,455

Condensed consolidated statements of operations classification of lease costs as of the three and nine months ended September 30, 2022 and 2021 are as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating	Operating expenses	$139,206	$188,945	$466,904	$835,314
Finance:
Amortization	Operating expenses	15,312	85,822	86,119	308,242
Interest expense	Other expenses	258	2,640	1,672	13,991
Total lease costs		$154,776	$277,407	$554,695	$1,157,547

Other lease information as of September 30, 2022 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.6
Finance leases	0.8
Weighted average discount rate:
Operating leases	9.3%
Finance leases	4.4%

Supplemental cash flow information as of the nine months ended September 30, 2022 and 2021 is as follows:

Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$466,904	$835,314
Finance leases	$1,672	$13,991
Cash used in financing activities
Finance leases	$38,925	$236,563
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$748,294

Note 10 – License agreements, research collaborations and development agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly-owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. ILÚM has since been acquired by Infectious Disease Connect, Inc. (“IDC”), a University of Pittsburgh Medical Center (“UPMC”) Enterprise company. The Company was working together with DOH’s Wadsworth Center and IDC to continue development of an infectious disease digital health and precision medicine platform that connects healthcare institutions to DOH and uses genomic microbiology for statewide surveillance and control of antimicrobial resistance. As part of the collaboration, the Company received approximately $1.6 million over the 15-month demonstration portion of the project. The demonstration project began in early 2019 and was completed in the first quarter of 2020. In April 2020, the Company began a second-year expansion phase to build on the successes and experience of the first-year pilot phase while focusing on accomplishing the goal of the effort to improve patient outcomes and save healthcare dollars by integrating real-time epidemiologic surveillance with rapid delivery of antibiotic resistance results to care-givers via web-based and mobile platforms. The second-year contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to $450,000 to OpGen. In April 2021, the Company extended its second-year expansion phase by another six months through September 30, 2021 at which point the project was completed and has ended. The six-month extension and expansion contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to an additional $540,000. During the three months ended September 30, 2022 and 2021, the Company recognized $0 and $213,000 of revenue related to the contract, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $558,000 of revenue related to the contract, respectively.

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

Qiagen

On February 18, 2019, Ares Genetics and Qiagen GmbH, or Qiagen, entered into a strategic licensing agreement for ARESdb and AREStools in the area of AMR research. The agreement has a term of 20 years and may be terminated by Qiagen for convenience with 180 days written notice.

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

FISH License

The Company was party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties were incurred upon the sale of a product or service which utilizes the licensed technology. The Company terminated this license agreement in October 2020 effective as of June 30, 2021 in conjunction with its announced exit of the FISH business in June 2021. The Company paid a one-time settlement fee of $350,000 and paid a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations. The Company recognized net royalty expense of $0 and $2,725 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized net royalty expense of $0 and $11,721 for the nine months ended September 30, 2022 and 2021, respectively.

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $1,552 and $681 for the three months ended September 30, 2022 and 2021, respectively. The total net royalty expense related to this agreement was $5,034 and $1,475 for the nine months ended September 30, 2022 and 2021, respectively.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for a total amount due to Curetis of €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). If successful, after demonstrating feasibility and completing the initial research and development project phase, both parties have agreed to discuss the option of a potential future collaboration and commercialization agreement. As of September 30, 2022, research and development activities had already commenced, and the collaboration is expected to conclude with a series of work packages and deliverables in the first half of 2023.

Note 11 - Subsequent Events

Subsequent to September 30, 2022, the Company consummated a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a Securities Purchase Agreement entered into with a certain institutional investor. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to the investor (i) 5,360,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 4,300,000 shares of common stock. Each share of common stock was sold at a price of $0.35 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $0.34 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the Purchase Agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 9,660,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 14,829,751 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $2.05 to $65.00 per share as a condition for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $0.377 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the close of the offering.

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

Overview

OpGen, Inc. (the “Company”) is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with our subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. Our current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit. The Company exited its FISH business in early 2021, and the Company's corresponding license agreement with Life Technologies, a subsidiary of Thermo Fisher, was terminated as of June 30, 2021.

On April 1, 2020, the Company completed a business combination transaction whereby the Company acquired Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”). Curetis is an early commercial-stage molecular diagnostics company focused on rapid infectious disease testing for hospitalized patients with the aim to improve the treatment of hospitalized, critically ill patients with suspected microbial infection and has developed the innovative Unyvero molecular diagnostic solution for comprehensive infectious disease testing. The business combination transaction was designed principally to leverage each company’s existing research and development and relationships with hospitals and clinical laboratories to accelerate the sales of both companies’ products and services.

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (or AMR) genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g., for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of pneumonia in hospitalized patients. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. It also increases in elderly patients, transplant, cancer or other immunocompromised patients. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. We have commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with LRT infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. We believe the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

●	Following registration of the Unyvero instrument system as an IVD for the Chinese market in early 2021, we are supporting our strategic partner Beijing Clear Biotech (BCB) in pursuing execution of a supplemental clinical trial with the Unyvero HPN test. As requested by the Chinese regulatory authority NMPA, this study is geared towards generating additional data in China that will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past. Due to the continued impact of strict COVID-19 restrictions in China, this supplementary study has not yet been initiated and OpGen currently does not have visibility on the timelines for such a clinical study to start. In the third quarter of 2022, regulatory advisors to BCB informed OpGen that the NMPA has implemented a mandatory new electronic filing regime that requires the Company to re-submit its filing seeking approval for the pneumonia cartridge under the new regime. The regulatory advisors estimate a total duration for the review and approval process to be between 24 to 30 months, and during that time, the clinical study is believed to take approximately 10 to 12 months.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD marked in Europe, is currently being made available to laboratories in the United States as a research use only, or RUO, kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. We initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021 and have recently completed enrollment of more than 1,800 patient samples. We currently expect to conclude reference testing in the coming months and expect unblinding in December 2022 as the next step towards a subsequent FDA submission.

●	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant being developed for the U.S. market, has also been selected for analytical and clinical performance evaluation on the Unyvero A30 platform including clinical trials towards a future U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. We believe that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

●	On September 30, 2021, we received clearance from the FDA for our Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic AMR markers in isolated bacterial colonies from 26 different pathogens. We believe the panel provides clinicians with a valuable diagnostic tool that informs about potential AMR patterns early and supports appropriate antibiotic treatment decisions in this indication. We signed two commercial customer contracts, and in October 2022, installed the first two systems for the Acuitas AMR Gene Panel for isolates and have a funnel of several additional commercial contract proposals that we expect to enter into during the coming quarters.

●	On September 20, 2022, we signed a research and development collaboration agreement with the Foundation for Innovative New Diagnostics (FIND), the global alliance for diagnostics, which will fund the development of the A30RQ platform for use in low- and middle-income countries (LMICs). The initial project focuses on a feasibility study for the rapid detection of AMR markers from blood culture. The feasibility phase of this research and development project is set to conclude in the first half of 2023 and is funded for €0.7 million.

●	On October 25, 2022, we announced that our subsidiary Curetis and BioVersys AG, a Swiss biotech company developing novel antibiotics against drug resistant infections, signed a collaboration agreement. Under that collaboration agreement, BioVersys will be using the Unyvero systems and HPN pneumonia test at all its sites for its upcoming BV100 phase II clinical trial.

●	We are also developing novel bioinformatics tools and solutions to accompany or augment our current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of our portfolio of IVD products or even as a standalone bioinformatics product.

●	We have started offering validated high-quality sequencing and analysis services with rapid turnaround times for key applications in microbiology. The unique and differentiated offering for rapid and comprehensive genetic characterization of bacterial isolates and interpretive services include whole genome sequencing, taxonomic identification and typing, detection of plasmids, and other mobile elements, AMR, and virulence markers. Furthermore, the RUO services provided by OpGen’s lab in Rockville, MD, will provide prediction of phenotypic antibiotic susceptibility based on our ARESdb database as well as specialized software for bacterial outbreak analysis via our AREScloud web application.

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

OpGen’s combined AMR bioinformatics offerings, when and if such products are cleared for marketing, will offer important new tools to clinicians treating patients with AMR infections. OpGen’s subsidiary Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the Siemens microbiology strain collection covering resistant pathogens and its development has significantly expanded, as a result of transferring data from the discontinued Acuitas Lighthouse into ARESdb to now cover more than 90,000 bacterial isolates that have been sequenced using Next Generation Sequencing, or NGS, technology and tested for susceptibility with applicable antibiotics from a range of over 100 antimicrobial drugs. In the fourth quarter of 2021, Ares Genetics entered into a strategic database access deal with one of the world’s leading microbiology and IVD corporations for their non-exclusive access to approximately 1.1% of Ares Genetics’ total database asset at the time of signing. Ares Genetics continues to explore various discussions with several interested parties in potential future collaboration or licensing opportunities. Additional partnerships with a U.S. CLIA lab, a contract research organization (“CRO”) and a major University Medical Center as well as the Belgian national reference laboratory at the University Hospital Leuven have been initiated and are ongoing and the collaboration master service agreement with Sandoz has recently been extended until January 2025.

In addition to potential future licensing and partnering, Ares Genetics intends to independently utilize the proprietary biomarker content in this database, as well as to build an independent business in NGS and Artificial Intelligence, or AI, based offerings for AMR research and diagnostics in collaboration with its current and potential future partners in the life science, pharmaceutical and diagnostics industries. Ares Genetics’ customers for such offerings include Siemens Technology Accelerator and academic, public health, and biotechnology institutions from various European countries as new customers.

Curetis’ Unyvero A50 tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with 2-5 minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ and, following the successful completion of a key development milestone, Curetis has completed final verification and validation testing of the A30 instruments and, in addition to the new collaboration with FIND, is actively engaged in ongoing partnering discussions and due diligence.

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

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for its Unyvero UTI and IJI products as well as its Unyvero A30 RQ platform. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, and FDA-cleared Acuitas AMR Gene Panel tests, as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and CROs. Curetis continues its efforts in ensuring compliance with the new In-Vitro-Diagnostic Device Regulation (IVDR) in the European Union (EU), which officially went into effect in May 2022. Given the lack of designated Notified Bodies at this time, and with the recently approved EU commission proposal to provide for generous multi-year grace periods for IVD products with former In-Vitro-Diagnostic Device Directive (IVDD) CE marking, it is now possible for Curetis to continue its portfolio of existing CE-IVD-marked products until at least May 2025 and May 2026, respectively, as long as no material changes are being made to any of its products. Following May 2022, however, any new or changed CE-marked products will be required to be IVDR compliant from the outset.

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

As a result of the outbreak, we have experienced a material impact on our business, financial condition and results of operations for the three and nine months ended September 30, 2022 as well as significant business disruptions. For example, the recurring and ongoing COVID-19 related lockdowns and restrictions resulted in delays to the start of the clinical study required in China.

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

Financings

Since inception, we have incurred, and continue to incur, significant losses from operations. We have funded our operations primarily through external investor financing arrangements. During 2021, we raised net proceeds of approximately $48 million. During 2022, we raised net proceeds of approximately $1 million through September 30, 2022.

Results of operations for the three months ended September 30, 2022 and 2021

Revenues

	Three months ended September 30,
	2022	2021
Product sales	$359,112	$643,887
Laboratory services	31,016	192,753
Collaboration revenue	58,585	402,492
Total revenue	$448,713	$1,239,132

Total revenue for the three months ended September 30, 2022 decreased approximately 64% when compared to the same period in 2021, with a change in the mix of revenue, as follows:

●	Product sales: the decrease in revenue of approximately 44% in the 2022 period compared to the 2021 period is primarily attributable to a decrease in international Unyvero system and cartridge sales;
●	Laboratory services: the decrease in revenue of approximately 84% in the 2022 period compared to the 2021 period is primarily attributable to a decrease in COVID-19 testing services performed by Curetis; and
●	Collaboration revenue: the decrease in revenue of approximately 85% in the 2022 period compared to the 2021 period is primarily due to the end of the contract with the New York State DOH in the third quarter of 2021, which had contributed $0.2 million of collaboration revenue for the three months ended September 30, 2022.

Operating expenses

	Three months ended September 30,
	2022	2021
Cost of products sold	$1,886,191	$648,298
Cost of services	17,239	203,314
Research and development	2,031,113	2,382,303
General and administrative	2,020,452	2,088,226
Sales and marketing	1,031,496	1,003,577
Goodwill impairment charge	6,975,520	—
Total operating expenses	$13,962,011	$6,325,718

Our total operating expenses for the three months ended September 30, 2022 increased approximately 121% when compared to the same period in 2021. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended September 30, 2022 increased approximately 191% when compared to the same period in 2021. The increase is primarily attributable to the increase of $1.4 million in the Company’s inventory reserve which was driven by review and approval delays of the Company’s pneumonia cartridge encountered in China which required re-submission under the new electronic filing regime;
●	Cost of services: cost of services for the three months ended September 30, 2022 decreased approximately 92% when compared to the same period in 2021. The decrease in cost of services is primarily attributable to lower cost of services due to the conclusion of our contract with the New York State DOH in the third quarter of 2021 and a decrease in COVID-19 testing services by Curetis;
●	Research and development: research and development expenses for the three months ended September 30, 2022 decreased approximately 15% when compared to the same period in 2021. The decrease in research and development is primarily attributable to a reduction in payroll related costs resulting primarily from streamlining our operating activities and reducing headcount in research and development and operations at our Rockville headquarters;
●	General and administrative: general and administrative expenses for the three months ended September 30, 2022 decreased approximately 3% when compared to the same period in 2021, primarily due to a reduction in payroll related costs;

●	Sales and marketing: sales and marketing expenses for the three months ended September 30, 2022 increased approximately 3% when compared to the same period in 2021, primarily due to the expansion of the Company’s sales force; and
●	Goodwill impairment charge: goodwill impairment charge for the three months ended September 30, 2022 represents the impairment of the Company’s goodwill primarily due to recent decreases in the Company’s stock price and market capitalization.

Disregarding the impact of the goodwill impairment charge, total operating expenses for the three months ended September 30, 2022 increased approximately 10% when compared to the same period in 2021.

Other (expense) income

	Three months ended September 30,
	2022	2021
Interest expense	$(569,306)	$(1,222,867)
Foreign currency transaction (losses) gains	(51,547)	229,074
Other income	11,174	31,844
Change in fair value of derivative financial instruments	18,995	(8,161)
Total other expense	$(590,684)	$(970,110)

Our total other expense for the three months ended September 30, 2022 decreased when compared to the same period in 2021 primarily due to lower interest expense offset by foreign currency transaction losses.

Results of operations for the nine months ended September 30, 2022 and 2021

Revenues

	Nine months ended September 30,
	2022	2021
Product sales	$1,614,435	$1,479,270
Laboratory services	94,515	643,602
Collaboration revenue	176,713	757,591
Total revenue	$1,885,663	$2,880,463

Total revenue for the nine months ended September 30, 2022 decreased approximately 35% when compared to the same period in 2021, with a change in the mix of revenue, as follows:

●	Product sales: the increase in revenue of approximately 9% in the 2022 period compared to the 2021 period is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner Menarini;

●	Laboratory services: the decrease in revenue of approximately 85% in the 2022 period compared to the 2021 period is primarily attributable to a decrease in COVID-19 testing services performed by Curetis; and

●	Collaboration revenue: the decrease in revenue of approximately 77% in the 2022 period compared to the 2021 period is primarily due to the end of the contract with the New York State DOH in the third quarter of 2021, which had contributed $0.6 million of collaboration revenue for the nine months ended September 30, 2022.

Operating expenses

	Nine months ended September 30,
	2022	2021
Cost of products sold	$2,824,577	$1,544,932
Cost of services	63,450	446,232
Research and development	6,621,310	8,055,384
General and administrative	6,779,773	7,444,138
Sales and marketing	3,252,277	2,705,378
Impairment of right-of-use asset	—	170,714
Goodwill impairment charge	6,975,520	—
Total operating expenses	$26,516,907	$20,366,778

Our total operating expenses for the nine months ended September 30, 2022 increased approximately 30% when compared to the same period in 2021. Operating expenses changed as follows:

●	Costs of products sold: cost of products sold for the nine months ended September 30, 2022 increased approximately 83% when compared to the same period in 2021. The increase is primarily attributable to the increase of $1.4 million in the Company’s inventory reserve which was driven by review and approval delays of the Company’s pneumonia cartridge encountered in China which required re-submission under the new electronic filing regime;

●	Costs of services: cost of services for the nine months ended September 30, 2022 decreased approximately 86% when compared to the same period in 2021. The decrease in cost of services is primarily attributable to lower cost of services related to the conclusion of our contract with the New York State DOH in the third quarter of 2021 and a decrease in COVID testing services by Curetis;

●	Research and development: research and development expenses for the nine months ended September 30, 2022 decreased approximately 18% when compared to the same period in 2021. The decrease in research and development is primarily attributable to a reduction in payroll related costs resulting primarily from streamlining operations and reducing headcount in research and development and operations at our Rockville headquarters;

●	General and administrative: general and administrative expenses for the nine months ended September 30, 2022 decreased approximately 9% when compared to the same period in 2021, which is primarily due to a reduction in payroll related costs;

●	Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2022 increased approximately 20% when compared to the same period in 2021, which is primarily due to the expansion of the Company’s sales force as well as their participation in an increasing number of international and domestic trade shows and exhibitions as the COVID-19 pandemic is gradually brought under control;

●	Impairment of right-of-use asset (ROU asset): impairment of right-of-use asset for the nine months ended September 30, 2021 represents the impairment of Curetis’ former office facility in San Diego, California; and

●	Goodwill impairment charge: goodwill impairment charge for the nine months ended September 30, 2022 represents the impairment of the Company’s goodwill primarily due to recent decreases in the Company’s stock price and market capitalization.

Disregarding the impact of the goodwill impairment charge, total operating expenses for the nine months ended September 30, 2022 decreased approximately 4% when compared to the same period in 2021.

Other expense

	Nine months ended September 30,
	2022	2021
Warrant inducement expense	$—	$(7,755,541)
Gain on extinguishment of debt	—	259,353
Interest expense	(2,618,799)	(3,586,018)
Foreign currency transaction gains	419,160	655,774
Other income	28,147	41,471
Change in fair value of derivative financial instruments	54,623	(122,572)
Total other expense	$(2,116,869)	$(10,507,533)

Our total other expense for the nine months ended September 30, 2022 decreased when compared to the same period in 2021 primarily due to warrant inducement expense related to our 2021 Warrant Exercise.

Liquidity and capital resources

As of September 30, 2022, we had cash and cash equivalents of $10.3 million compared to $36.1 million at December 31, 2021. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2022 and 2021, including:

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

On June 24, 2022, we entered into the 2022 ATM Agreement with Wainwright, as a sales agent, pursuant to which the Company may offer and sell from time to time in an at the market offering, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent. As of September 30, 2022, the Company sold 1,714,882 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. On September 30, 2022, the Company reduced the amount of common stock that may be sold under the 2022 ATM Offering to up to an aggregate of $3.5 million, not including the shares of common stock previously sold under the 2022 ATM Offering.

On October 3, 2022, we closed the October 2022 Offering for the purchase of 5,360,000 shares of the Company’s common stock, 33,810 shares of the Company’s Series C Mirroring Preferred Stock, and pre-funded warrants to purchase an aggregate of 4,300,000 shares of common stock. The October 2022 Offering raised aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million.

To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions, and licensing and/or partnering arrangements. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. We believe that current cash on hand will be sufficient to fund operations into the first quarter of 2023. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital during or before the end of the first quarter of 2023, we will not have sufficient cash flows and liquidity to finance our business operations beyond the first quarter of 2023 as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, we would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(16,454,854)	$(17,690,398)
Net cash used in investing activities	(186,556)	(1,824,765)
Net cash (used in) provided by financing activities	(7,746,808)	32,037,452

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of our net loss of $26.7 million, reduced by certain non-cash items, including depreciation and amortization expense of $1.3 million, non-cash interest expense of $2.0 million, a change in inventory reserve of $1.4 million, a goodwill impairment charge of $7.0 million, and share-based compensation expense of $0.7 million. Net cash used in operating activities for the nine months ended September 30, 2021 consisted primarily of our net loss of $28.0 million, reduced by certain non-cash items, including inducement expense related to warrant repricing of $7.8 million, depreciation and amortization expense of $2.1 million, non-cash interest expense of $3.0 million, and share-based compensation expense of $0.7 million.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 consisted of purchases of property and equipment. The majority of the purchases of property and equipment in 2021 were related to the Company’s new corporate headquarters in Rockville, Maryland.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended September 30, 2022 consisted of payments on the Company’s EIB debt and finance leases. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted primarily of the net proceeds from the February 2021 Offering, 2021 Warrant Exercise, October 2021 Offering, and exercises of common stock warrants, net of payments on debt and insurance financings.

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

As of September 30, 2022, the outstanding borrowings under all tranches were €14,544,429 ($14,177,909), including deferred interest payable at maturity of €1,755,429 ($1,711,193). On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”), which amended the EIB loan facility. The 2022 EIB Amendment restructured the first tranche of approximately €13.35 million (including accumulated and deferred interest) of the Company’s indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. The 2022 EIB Amendment also provides for the increase of the PPI of the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest remain unchanged.

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

Off-balance sheet arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2022, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business and financial results are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 should be carefully considered. There have been no material changes in the assessment of the risk factors set forth in such Form 10-K, except for the additional risk factors noted below, which update the risk factors included in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2022:

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

In addition, we review and test goodwill for impairment at least annually and whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. The impairment test for goodwill consists of comparing the fair value of the reporting unit and acquired IPR&D, which is estimated using both the income and market approach, to its carrying value. The process of impairment testing for our goodwill involves a number of judgments and estimates made by management including future cash flows, revenue growth rates, profitability assumptions, terminal growth rates and discount rates with regards to our reporting unit. Our internally generated long-range plan includes assumptions regarding pricing and operating forecasts for our products and technologies. For instance, based on the goodwill impairment assessment performed during the quarter ended September 30, 2022, and primarily due to changes in the Company’s stock price and market capitalization, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the full amount of $6,975,520 for the three and nine months ended September 30, 2022. Accordingly, if the judgments and estimates used in such analyses are not realized or are affected by external factors, our actual results may not be consistent with such judgments and estimates, and we may be required to record further impairment of the Company’s assets in the future, which could be material, could reduce stockholders’ equity and have an adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Mirroring Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

4.1	Form of Common Stock Purchase Warrant. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

4.2	Form of Pre-Funded Common Stock Purchase Warrant. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

10.1	Form of Securities Purchase Agreement, dated September 30, 2022, by and between OpGen, Inc. and the Investor. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

10.2	Form of Warrant Amendment Agreement, dated September 30, 2022, by and between OpGen, Inc. and the Investor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Albert Weber
Albert Weber
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	November 14, 2022

