Form 10-K
period 2022-12-31
OPGEN INC
filed 2023-03-30
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 001-37367

OPGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9717 Key West Avenue, Suite 100
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant June 30, 2022, was $25,338,288 (based upon the last reported sale price of $10.92 per share on June 30, 2022), on The Nasdaq Capital Market.

As of March 29, 2023, 5,495,546 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with respect to its 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2022.

OPGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Annual Report, we refer to OpGen, Inc. as the “Company,” “OpGen,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
●	our ability to satisfy our debt obligations;
●	our use of proceeds from capital financing transactions;
●	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
●	the completion of our development efforts for our Unyvero UTI and IJI panels, Unyvero A30 RQ platform and ARESdb and the timing of regulatory submissions;
●	our ability to meet our obligations and extend our relationships under our collaboration and distribution agreements;
●	our ability to obtain regulatory clearance for and commercialize our product and services offerings;
●	our ability to establish and grow a market for and sell our Acuitas AMR Gene Panel test for use with bacterial isolates;
●	our ability to sustain or grow our customer base for our Unyvero IVD and Acuitas AMR Gene Panel products as well as our current research use only (RUO) products;
●	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA, European Union, including new IVDR requirements, and China’s NMPA;
●	our ability to successfully transfer, and realize the expected benefits of the transfer of, the manufacturing of our Acuitas AMR Gene Panel from our Rockville, Maryland facility to our Bodelshausen, Germany manufacturing facility;
●	the continued impact of COVID-19 on our business and operations;
●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and Russia’s war against Ukraine;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions that could adversely affect our business, financial condition or results of operations;
●	anticipated trends and challenges in our business and the competition that we face;
●	the execution of our business plan and our growth strategy;
●	our expectations regarding the size of and growth in potential markets;
●	our opportunity to successfully enter into new collaborative or strategic agreements;
●	compliance with the U.S. and international regulations applicable to our business; and
●	our expectations regarding future revenue and expenses.

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

Overview

OpGen, Inc. (the “Company”) is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. The Company’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit. The Company exited its FISH business in early 2021, and the Company's license agreement with Life Technologies, a subsidiary of Thermo Fisher, was terminated as of June 30, 2021.

Following its initial announcement in October 2020, the Company discontinued its QuickFISH and PNA FISH product portfolio in its entirety during the first quarter of 2021 (see Note 11 to the consolidated financial statements of the Company included in this Annual Report). The Company's FISH customers and distribution partners had been informed accordingly and last orders were received and processed in the first quarter of 2021. The discontinuance of these product lines did not qualify for discontinued operations reporting.

On January 5, 2023, the Company effected a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 post-reverse-split share for every 20 pre-reverse-split shares. The common stock continues to be traded on The Nasdaq Capital Market under the symbol “OPGN” and began trading on a split-adjusted basis on January 5, 2023. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock split.

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g., for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of pneumonia in hospitalized patients. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. It also increases in elderly patients, transplant, cancer or other immunocompromised patients. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. The Company has commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. The Company believes the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the U.S. Centers for Disease Control and Prevention, or CDC.

●	Following registration of the Unyvero instrument system as an in vitro diagnostics (IVD) platform for the Chinese market in early 2021, the Company is supporting its strategic partner Beijing Clear Biotech (BCB) in pursuing execution of a supplemental clinical trial with the Unyvero Hospitalized Pneumonia (HPN) test. As requested by the Chinese regulatory authority National Medical Products Administration (NMPA), this study is geared towards generating additional data in China that will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past. Due to the continued impact of strict COVID-19 restrictions in China during 2022, the initiation of this supplementary study has been delayed, and the timing for its initiation remains uncertain. In the third quarter of 2022, regulatory advisors to BCB informed OpGen that the NMPA implemented a mandatory new electronic filing regime that requires the Company to re-submit its clinical trial plan under the new regime. The regulatory advisors currently estimate a total duration for the review and approval process to be between 24 to 30 months, and during that time, the clinical study is believed to take approximately 10 to 12 months.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD-marked in Europe, is currently being made available to laboratories in the United States as a research use only, or RUO, kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. The Company had initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021 and completed enrollment of more than 1,800 patient samples by the end of the third quarter of 2022. Following the announcement of preliminary top line data in December 2022, the Company currently expects to conclude reference testing in early 2023, followed by a subsequent submission to the FDA.

●	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant of the ITI cartridge being developed for the U.S. market, has also been selected for analytical and clinical performance evaluation on the Unyvero A30 platform including clinical trials towards a future submission to the FDA. Such clinical trial is not expected to start before the second half of 2023 and will be subject to availability and funding. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. The Company believes that Unyvero IJI could be useful in identifying pathogens as well as their antimicrobial resistance, or AMR, markers to help guide optimal antibiotic treatment for these patients.

●	In September 2021, the Company received clearance from the FDA for its Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic AMR markers in isolated bacterial colonies from 26 different pathogens. The Company believes the panel provides clinicians with a valuable diagnostic tool that informs about potential AMR patterns early and supports appropriate antibiotic treatment decisions in this indication. During 2022, the Company signed two commercial customer contracts and installed the first two systems for the Acuitas AMR Gene Panel for isolates. The Company expects to enter into additional commercial contracts that are currently in its funnel of contract proposals during 2023.

●	In September 2022, the Company entered into a research and development, or R&D, collaboration agreement with the Foundation for Innovative New Diagnostics (FIND), the global alliance for diagnostics, to assist in funding the development of the Unyvero A30 RQ platform for use in low- and middle-income countries (LMICs). The initial project focuses on a feasibility study for the rapid detection of AMR markers from blood culture. The feasibility phase of this R&D project is set to conclude in the first half of 2023 and is funded by FIND for €0.7 million (approximately $0.7 million).

●	In October 2022, the Company announced that its subsidiary Curetis and BioVersys AG, a Swiss biotech company developing novel antibiotics against drug resistant infections, entered into a collaboration agreement. Under that collaboration agreement, BioVersys will be using the Unyvero systems and HPN tests at all its sites for its upcoming BV100 phase II clinical trial.

●	The Company is also developing novel bioinformatics tools and solutions to accompany or augment its current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of its portfolio of IVD products or even as a standalone bioinformatics product.

●	The Company commenced offering validated high-quality sequencing and analysis services with rapid turnaround times for key applications in microbiology from our Ares Genetics laboratory in Vienna, Austria. The unique and differentiated offering for rapid and comprehensive genetic characterization of bacterial isolates and interpretive services include whole genome sequencing, taxonomic identification and typing, detection of plasmids, and other mobile elements, AMR, and virulence markers. Furthermore, the RUO services provided by OpGen’s laboratory in Rockville, MD, will provide prediction of genomic antibiotic susceptibility based on the Company’s ARESdb database as well as specialized software for bacterial outbreak analysis via the Company’s AREScloud web application. These technologies are particularly applicable to programs of Infection Prevention and Control (IPC), antibiotic stewardship and surveillance, all of which are part of the U.S. national strategy to protect against rising antimicrobial resistance.

OpGen has extensive offerings of additional IVD tests including CE-IVD-marked Unyvero tests for intra-abdominal and blood stream infections. Its portfolio furthermore includes a CE-IVD-marked polymerase chain reaction, or PCR, based rapid test kit for SARS-CoV-2 detection in combination with its PCR compatible universal lysis buffer (PULB).

OpGen’s combined AMR bioinformatics offerings, when and if such products are cleared for marketing, will offer important new tools to clinicians treating patients with AMR infections. OpGen’s subsidiary Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the Siemens microbiology strain collection covering resistant pathogens and its development has significantly expanded, as a result of transferring data from the discontinued Acuitas Lighthouse into ARESdb to now cover more than 130,000 bacterial isolates that have been sequenced using Next Generation Sequencing, or NGS, technology and tested for susceptibility with applicable antibiotics from a range of over 100 antimicrobial drugs. In late 2021, Ares Genetics entered into a strategic database access deal with one of the world’s leading microbiology and IVD corporations for their non-exclusive access to approximately 1.1% of Ares Genetics’ total database asset at the time of signing. Ares Genetics continues to explore various discussions with several interested parties in potential future collaboration or licensing opportunities. Additional partnerships with a U.S. Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory, a contract research organization, or CRO, a major University Medical Center, the Belgian national reference laboratory at the University Hospital Leuven as well as several U.S. state public health labs have been initiated and are ongoing and the collaboration master service agreement with Sandoz has been extended until January 2025.

In addition to potential future licensing and partnering, Ares Genetics intends to independently utilize the proprietary biomarker content in this database, as well as to build an independent business in NGS and Artificial Intelligence, or AI, based offerings for AMR research and diagnostics in collaboration with its current and potential future partners in the life science, pharmaceutical and diagnostics industries. Ares Genetics’ customers for such offerings include Siemens Technology Accelerator and academic, public health, healthcare and biotechnology institutions from the United States and various European countries.

Our Unyvero A50 system tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA-cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with 2 to 5 minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ and, following the successful completion of a key development milestone, Curetis has completed verification and validation testing of the A30 RQ instruments and, in addition to the new collaboration with FIND, is actively engaged in ongoing partnering discussions and due diligence.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. The Company’s partners include A. Menarini Diagnostics S.r.l. for Pan-European distribution of the Unyvero A50 product line to currently 12 countries and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. The Company has a network of other distributors covering countries in Europe, the Middle East and Africa, Asia Pacific and Latin America.

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for its Unyvero UTI and IJI products as well as for its Unyvero A30 RQ platform. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, and FDA-cleared Acuitas AMR Gene Panel tests, as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and CROs in the United States. Curetis continues its efforts in ensuring compliance with the new In-Vitro-Diagnostic Device Regulation (IVDR) in the European Union (EU), which officially went into effect in May 2022. Given the limited number of designated EU Notified Bodies at this time, and with the EU commission IVDR amendment in early 2022 providing for multi-year grace periods for certain IVD products with former In-Vitro-Diagnostic Device Directive (IVDD) CE marking, it is now possible for Curetis to continue its portfolio of existing CE-IVD-marked products until at least May 2025 and May 2026, respectively, as long as no material changes are being made to any of its products. Following May 2022, however, any new or changed CE-marked products will be required to be IVDR compliant from the outset.

The Company’s headquarters are in Rockville, Maryland, and its principal operations are in Rockville, Maryland, and Holzgerlingen and Bodelshausen, both in Germany. The Company also has operations in Vienna, Austria. The Company operates in one business segment.

OpGen’s Products and Products in Development

Through its wholly owned subsidiary Curetis GmbH, OpGen maintains a comprehensive portfolio of molecular diagnostics for rapid infectious disease and AMR testing. At the core of the portfolio is the Unyvero Platform and product family, which is developed, manufactured and commercialized by Curetis. On the bioinformatics side, OpGen has integrated data from its now discontinued Acuitas Lighthouse into the Ares Genetics GmbH (Ares) ARESdb. Ares develops and commercializes its NGS as well as AI-powered prediction models and solutions to partners and customers in the pharma, biotech and diagnostics industries as well as to public research institutions.

OpGen is a molecular diagnostics company that focuses on the development and commercialization of reliable, fast and cost-effective products for diagnosing severe infectious diseases in hospitalized patients, a treatment area with a high unmet medical need and significant prevalence in developed countries. Our unique Unyvero A50 Platform currently comprises the Unyvero System with the Unyvero A50 Analyzer at its core, proprietary software, and single use Application Cartridges. These Application Cartridges contain molecular tests addressing specific severe infectious diseases and detect a broad range of pathogens relevant in a given indication and associated toxin genes and genetic antimicrobial resistance markers.

The Unyvero A50 Platform has been CE-IVD-marked since 2012 and is commercialized in Europe and certain other markets that accept CE-IVD-marking or where it has successfully passed the registration process (i.e. Colombia, Kuwait, and Singapore), and has been rolled out commercially in the United States following De Novo clearance of the Unyvero A50 System and the LRT Application Cartridge by the FDA in April 2018 and the 510(k) clearance of the LRT Application for BAL samples in December 2019.

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

OpGen aims to improve on this standard-of-care by offering comprehensive test information in a timely manner that allows for early, efficacious treatment, which OpGen believes results in improved clinical and health economic outcomes. The Company’s Unyvero A50 Platform delivers results within four to five hours and can cover over 100 diagnostic targets. The broad Unyvero A50 test panels (commonly referred to as Application Cartridges) also allow the identification of microorganisms that are difficult to culture and hence missed in culture-based test methods, as well as rare but critical pathogens not routinely tested for by standard methods, a conclusion confirmed by a number of clinical studies. The Application Cartridges are single-use, disposable, and disease specific. The FDA clinical trial for the Company’s LRT Application Cartridge concluded that the Unyvero A50 System identified 32 positive atypical pathogen results in 1,653 prospectively tested specimens, as opposed to only four confirmed positive atypical pathogen results identified in 116 specimens from this cohort using traditional culture-based diagnostic methods. The Company believes this allows clinicians to make early adjustments to the specific treatment of the patient, saving significant time and cost, in particular by reducing the duration of the patient’s hospital stay.

The Unyvero A50 Platform is intended to complement rather than replace traditional microbiology-based diagnostics testing. OpGen believes, however, that timely diagnosis of the underlying pathogens and their resistances could greatly improve outcomes for patients and is likely to provide net savings to hospitals.

The Unyvero A50 Platform is marketed through a combination of direct sales in the United States and a growing network of distribution partners in Europe, Middle East, the ASEAN Region, Asia and Latin America. As of December 31, 2022, the distribution network comprises 13 distributors covering 32 countries in those regions with regulatory clearance for the Unyvero A50 System and the Unyvero Application Cartridges in some of these countries still pending.

There are currently seven commercially available Unyvero A50 Application Cartridges, consisting of:

●	the HPN Application Cartridge, which addresses severe forms of pneumonia and is CE-IVD-marked in Europe;
●	the ITI Application Cartridge, which addresses severe cases of implant and tissue infections and is CE-IVD-marked in Europe;
●	the BCU Application Cartridge, which addresses severe blood stream infections and is CE-IVD-marked in Europe;
●	the IAI Application Cartridge, which addresses intra-abdominal infections and is CE-IVD-marked in Europe;
●	The UTI Application Cartridge, which addresses severe urinary tract infections and is CE-IVD-marked in Europe. The Company has performed extensive analytical and clinical performance evaluations, including completion of enrollment of more than 1,800 patient samples for its clinical trial in the U.S. during 2022. Following the announcement of preliminary top line data in December 2022, we currently expect to conclude reference testing in early 2023 and expect a subsequent submission to the FDA;
●	the LRT Application Cartridge, which is technically similar to the HPN Application Cartridge and also addresses severe forms of pneumonia, which was cleared by the FDA in April 2018 for use with tracheal aspirates and is being marketed and commercialized in the United States; and
●	the LRT BAL Application Cartridge was cleared on December 20, 2019 by the FDA for use with BAL specimens and is being marketed and commercialized in the United States.

In addition to the current Unyvero A50 System, the Company, through its subsidiary Curetis, also develops its Unyvero A30 RQ Analyzer module designed to offer a rapid time-to-result (potentially as fast as 30 to 90 minutes), qualitative and, where needed, quantitative real-time PCR testing in a cartridge format that can provide up to 11 parallel multiplex (i.e. simultaneously running multiple assays in one reaction) PCR reactions from one sample, with up to three assays per reaction (for a total of up to 33 assays per cartridge). The Unyvero A30 RQ Analyzer is expected to be operated on a stand-alone basis or fully integrated into the Unyvero System suite of products with respect to system architecture, design, software and handling, thereby expanding the Unyvero Platform to include low- and mid-plex capabilities. We expect that the costs of the Unyvero A30 RQ Analyzer and cartridges will be lower than those for the current Unyvero A50 System and its Application Cartridges, potentially opening up commercial opportunities in the medium multiplexing infectious disease testing market segment. Initially developed as an expansion of the Unyvero platform, complementing the Unyvero A50 high-plex Application Cartridges with low- to mid-plex Unyvero A30 RQ Application Cartridges for infectious diseases, OpGen adjusted its strategy and now also seeks partners in the global IVD industry that may want to access the Unyvero A30 RQ for commercialization of their own assays on this platform, potentially even as legal manufacturer under their own branding.

The Unyvero A50 Platform

Curetis launched its CE-IVD-marked Unyvero A50 Platform with a first disposable Application Cartridge for pneumonia in 2012. The FDA cleared the Unyvero A50 System and LRT Application Cartridge in April 2018 and the LRT BAL Application Cartridge in December 2019.

The Unyvero A50 Platform is a highly automated sample-to-answer molecular diagnostics platform, based on multiplexed end-point PCR with an array-based detection process. It integrates fully automated sample preparation, analysis and identification of disease relevant pathogens and antibiotic resistance markers to provide timely high-quality information to its end-users. The scalable system is designed to be either placed in laboratory settings or directly in hospital wards or intensive care units. Time-to-result is four to five hours for the different Application Cartridges commercially available today, including 30 minutes of automated sample preparation (lysis) and total hands-on time of no more than five minutes. The Unyvero A50 Platform’s intuitive workflow with only minimal hands-on time enables non-specialty trained personnel to perform molecular tests at the point of need, such as intensive care units, or ICUs.

Unyvero A50 Platform, System Components and Workflow

The Unyvero A50 System consists of three devices, the Unyvero L4 Lysator, the Unyvero C8 Cockpit and the Unyvero A50 Analyzer. The Unyvero L4 Lysator is used for sample pre-processing and pathogen lysis. The Unyvero C8 Cockpit is the control panel for the Unyvero L4 Lysator and Unyvero A50 Analyzer and displays the results of patient sample analysis. The Unyvero A50 Analyzer integrates mechanical, electronic, pneumatic and optical elements and enables a fully automatic random-access processing of the Application Cartridges. The Application Cartridges are single-use, disposable and disease specific. The Unyvero System, together with proprietary software and the Application Cartridges, comprise the Unyvero A50 Platform.

Figure 1: Unyvero A50 Platform

The Unyvero L4 Lysator

The Unyvero L4 Lysator instrument is used for sample pre-processing and pathogen lysis. It performs proprietary software-controlled lysis of up to four samples, simultaneously within 30 minutes, combining mechanical, thermal, enzymatic and chemical lysis steps and allows the use of a wide range of native sample types due to a proprietary sample processing method (in respect of which several patents have been granted or are currently pending). Biofilm-forming pathogens, which are very difficult to break-up and culture by traditional methods, can be detected by the Unyvero A50 Platform. In addition, the Unyvero A50 Platform is CE-IVD-marked for a broad variety of native patient sample types including sputum, (mini) BAL, tracheal aspirates, aspirates and exudates, catheter tips, pus, sonication fluid, synovial fluid, swabs and tissue. The lysis of further sample types such as blood, urine, stool and formalin-fixed paraffin embedded tissues is also possible with the proprietary Unyvero lysis method. Up to two Unyvero L4 Lysators can be attached to a single Unyvero C8 Cockpit to allow processing of up to eight samples simultaneously within 30 minutes.

The Unyvero C8 Cockpit

The Unyvero C8 Cockpit device is the control panel for the Unyvero L4 Lysator and Unyvero A50 Analyzer. It has a touchscreen and built-in bar code reader and runs on proprietary in-house developed Unyvero software. Step-by-step instructions guide the user from preparing a test to executing the fully automated process in the Unyvero A50 Analyzer in just a few minutes. The results display, storage of results and data storage, as well as information about the performed tests including the Application Cartridges’ shelf life and lot numbers, are generated automatically. Data can be exported as PDF-formatted files via a USB key or to a connected printer. It also features built-in interfaces for possible future connectivity to standard hospital and laboratory information systems.

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

Figure 2: Unyvero sample tube, sample tube cap, sample pre-treatment tool and Master Mix tube

Workflow

The Unyvero A50 Platform is a modular, flexible easy-to-use platform, which substantially reduces turnaround time from up to 24 hours or even weeks for traditional microbiology culture-based tests to approximately four to five hours. This allows physicians to adjust treatment at a much earlier stage than with the traditional microbiology culture-based test, which is the current clinical standard of care. OpGen believes that the reduced hands-on time of no more than five minutes (following 30 minutes of automated sample preparation) and the intuitive workflow make the system operable by non-specialty trained personnel and reduce the risks of errors.

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

The HPN Application Cartridge of microorganisms and resistance gene markers was designed based on feedback of clinical experts and international and national guidelines. It aims to detect at least 90% of healthcare-associated pneumonia-causing pathogens and clinically relevant resistances against antimicrobials. The Application Cartridge is primarily designed to capture patients at risks for:

●	microorganisms causing severe, and complicated to treat, forms of pneumonia, e.g. Pseudomonas aeruginosa;
●	microorganisms carrying antibiotic resistance and where patients may need isolation (MRSA, Klebsiella);
●	infections with multidrug-resistant bacteria that might not be targeted by empiric treatment schemes; and
●	rare and difficult to detect pathogens like Legionella sp.

The Application Cartridge composition takes pathogen incidences into account. It includes those microorganisms showing an incidence of above 1%. The Application Cartridge is completed by adding pathogens with lower incidence but a high clinical need, such as Legionella sp.

The HPN Application Cartridge covers 17 antibiotic resistance markers, including: (i) ß-Lactam resistance, including ESBL; (ii) kpc resistance; (iii) macrolide resistance; (iv) quinolone resistance; and (v) multi-drug resistance.

The LRT Application Cartridge was launched in the United States in April 2018. It is an FDA-cleared Application Cartridge for the fully automated detection of 20 pathogens covering 35 species and 10 antibiotic resistance markers, for lower respiratory tract infections with a total of 29 PCR assays combined in eight multiplexed PCR reactions. Although similar in most respects to the HPN Application Cartridge, the LRT differs from the HPN in its pathogen reporting due to FDA reporting requirements. In accordance with a De Novo request that was granted by the FDA in April 2018, the label claim covers the use of LRT with tracheal aspirate samples only and has cleared 19 pathogen assays as well as 10 antibiotic resistance marker assays.

The LRT BAL Application Cartridge that was 510(k)-cleared by the FDA in December 2019 and launched in the United States in January 2020, is a version of the LRT Application Cartridge that is optimized for use with commonly obtained BAL specimens. The Unyvero LRT BAL application is the first and only FDA-cleared molecular diagnostic panel that detects Pneumocystis jirovecii in addition to a broad spectrum of clinically relevant bacterial pathogens and antibiotic resistance markers associated with pneumonia.

The ITI Application Cartridge

The ITI Application Cartridge was launched in May 2016 and is the second-generation version of the ITI Application Cartridge originally launched in the second quarter of 2014. Improvements were made to the panel and analytical performance as well as clinical sensitivity and specificity. It is a CE-IVD-marked Application Cartridge for the fully automated detection of currently 29 pathogens covering more than 86 species and 17 antibiotic resistance markers for eight different clinical indications within the areas of prosthetic joint infections, surgical site infections, diabetic foot ulcers, catheter-associated infections, deep skin and tissue infections, cardiology-related infections, burn wounds and other implant infections. CE performance evaluation has demonstrated sensitivity of 86.9% at specificity of 99.2%. A diverse range of sample types such as aspirates and exudates, pus, sonication fluid, swabs, synovial fluid and tissue can be used on this Application Cartridge. Moreover, biofilm-forming pathogens, which are very difficult to break-up and culture by traditional methods, can be identified by the Unyvero A50 Platform. The ITI Application Cartridge was jointly developed and co-funded with a worldwide market leader in orthopedic bone cement, which offers comprehensive infection management solutions. The Company pays a customer referral commission but has retained full control on product commercialization.

The BCU Application Cartridge

The BCU Application Cartridge was launched in Europe in April 2016. It is a CE-IVD-marked and Singapore Health Sciences Authority (HSA)-cleared Application Cartridge for the fully automated detection of 34 pathogens covering more than 73 species and 16 antibiotic resistance markers relevant in the area of blood stream infections. The CE-IVD performance evaluation has demonstrated a weighted average sensitivity for all pathogens of 96.2%, and a weighted average specificity of 99.4%. Unlike other Unyvero Application Cartridges, BCU uses samples from positive blood cultures rather than native patient samples. Such blood cultures are started in cases of suspected blood stream infections.

The IAI Application Cartridge

The IAI Application Cartridge was launched in April 2017. It is a CE-IVD-marked Application Cartridge for the fully automated detection of 26 pathogens covering more than 82 species, two toxins and 22 resistance markers for several different clinical indications within the areas of severe intra-abdominal infections such as symptoms of peritonitis, appendicitis, acute abdomen, acute pancreatitis, and megacolon. Overall weighted average sensitivity for the pathogens specifically targeted by the test panel was 93.8% at an overall weighted average specificity of 99.7% following discrepant result resolution.

The UTI Application Cartridge

The UTI Application Cartridge was launched in April 2018. It is a CE-IVD-marked Application Cartridge for the fully automated detection of up to 25 pathogens covering more than 86 species and 15 genetic resistance markers for the areas of severe urinary tract infections in patients with anatomical, structural and functional alterations, renal impairments, impaired immune status, catheter-associated UTI, patients failing to respond to therapy and suffering from severe manifestations, urosepsis. OpGen estimates that the addressable market for the UTI Application Cartridge is 1.6 million cases eligible for testing per year in the EU and the United States. The UTI Application Cartridge is also available as a RUO product in the United States since 2020. As part of our portfolio strategy update in the fourth quarter of 2020, we decided to proceed with the analytical and clinical performance evaluation including clinical trials required for a subsequent submission to the FDA for this Application Cartridge and initiated clinical trials in the third quarter of 2021. We completed enrollment of over 1,800 patient samples into a prospective multi-center clinical trial during 2022. Following the announcement of preliminary top line data in December 2022, we currently expect to conclude reference testing in early 2023 and expect a subsequent submission to the FDA.

Curetis’ SARS-CoV-2 Kit

CE IVD-marked in 2020, Curetis has developed and commercializes a PCR based rapid test kit for SARS-CoV-2 detection. It uses real-time reverse transcription polymerase chain reaction (RT-PCR) technology for qualitative detection of the SARS-CoV-2 virus isolated from oropharyngeal and nasopharyngeal swab specimens from individuals suspected of COVID-19 by their healthcare provider or for screening of asymptomatic individuals. This kit can be used with RNA isolated by performing standard RNA isolation processes, as well as with oropharyngeal or nasopharyngeal swabs collected in PCR compatible viral transport medium treated with PCR-Compatible Universal Lysis Buffer (PULB) provided in the kit. In year four of the COVID-19 pandemic, it has transitioned out of the emergency phase, and we no longer expect revenues from the Company’s SARS-CoV-2 kit.

Ares Genetics’ NGS and Bioinformatics Services for Molecular Microbiology

OpGen’s other core business in NGS and bioinformatics based solutions for molecular microbiology is operated by its wholly owned subsidiary Ares Genetics GmbH, or Ares Genetics, or Ares, founded in 2017 and based in Vienna, Austria. Ares Genetics’ business is based on the proprietary ARES Technology Platform and Ares Genetics’ proprietary genetic database on AMR, ARESdb. The ARES Technology Platform and ARESdb build and expand upon the GEAR assets acquired from Siemens Technology Accelerator GmbH in 2016. On the bioinformatics side, OpGen has integrated data from its now discontinued Acuitas Lighthouse into the Ares Genetics (Ares) ARESdb. Ares Genetics believes ARESdb is a unique comprehensive database on the genetics of antibiotic resistance currently including data from over 130,000 sequenced isolates and phenotypic data on over 100 antibiotics. Ares Genetics also pursues an active out-licensing and collaboration strategy with suitable partners in the life science, pharmaceutical, and diagnostic industry to jointly develop solutions for microbiology relying on the database and/or the Ares Technology Platform. Ares Genetics entered into its first partnering and strategic collaborations with Qiagen, Sandoz, and in 2021 entered into strategic data access deal with one of the world’s leading microbiology and IVD corporations which obtained non-exclusive access to approximately 1.1% of Ares Genetics’ then-current datasets.

In addition to its out-licensing strategy, Ares Genetics offers next-generation molecular AMR testing services out of its NGS service labs, which moved into a new facility in Vienna, Austria, in January 2023 with initial focus on infection control, AMR epidemiology and surveillance, clinical research and pharmaceutical anti-infectives research and development.

Ares Genetics has also developed its ARESasp Universal Pathogenome Assay, which is based on the ARES Technology Platform and ARESdb. ARESasp is intended to cover nearly any pathogen in a broad array of sample types and to predict antimicrobial drug response to a wide variety of treatment options using a single NGS laboratory workflow.

In August 2019, Ares Genetics opened a specialized service laboratory offering next-generation AMR testing services with an initial focus on infection control, AMR epidemiology and surveillance, clinical research and pharmaceutical anti-infectives research and development. All services are based on NGS and Ares Genetics’ proprietary, AI-powered AMR database ARESdb and the ARES Technology Platform for data interpretation. OpGen also began offering Ares Genetics’ services in the United States from its Rockville, Maryland-based lab in the fourth quarter of 2022.

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

OpGen has developed the Acuitas AMR Gene Panel, which was 510(k)-cleared by the FDA in September 2021 for testing bacterial isolates. This test had already been made available in the United States prior to FDA-clearance as an RUO test, and had been used in such capacity in connection with The New York State Infectious Disease Digital Health Initiative for testing of bacterial isolates.

The Acuitas AMR Gene Panel is FDA cleared to detect a comprehensive panel of 28 genetic AMR markers, covering select drugs in 9 classes of antibiotics, in isolated bacterial colonies from 26 different pathogens. An identified bacterial isolate is tested, and the antibiotic resistance gene markers associated with the selected bacterial species are reported as “Detected”, “Not Detected” or “NA/NR”.

Market Overview

Antimicrobial Resistance – An Urgent Global Issue

AMR is one of the greatest global public health threats that has been recognized by many international bodies, including the World Health Organization (WHO) and the U.S. Centers for Disease Control and Prevention (CDC). A recent publication in The Lancet (January 19, 2022) confirms the rapid spread of AMR infections and highlights that, an estimated 4.95 million deaths worldwide were associated with AMR in 2019, and between 2014 and 2019, the burden of fatalities directly attributable to bacterial AMR rose from 700 thousand to 1.27 million. The growing threat of AMR to public health is exacerbated by existing and newly developed antibiotics facing a wide range of drug resistance mechanisms in pathogens of concern. Recent Infectious Diseases Society of America (IDSA) treatment guidance for multidrug-resistant Gram-negative bacterial infections (Clin Infect Dis 2021 Apr 8;72(7):e169-e183) highlights how detection of AMR genes or a specific mechanism of resistance can help guide reporting practices for novel antimicrobial agents and tailor therapy for these difficult to treat infections. Furthermore, detection of AMR can help bring infection prevention and control initiatives such as patient isolation procedures into use when multiple isolates with the same AMR profile are detected as an early indication of transmission within a facility or for surveillance of serious or emerging AMR threats.

Antibiotic-resistant infections add considerable but often avoidable costs to the U.S. healthcare system. In most cases, these infections require longer and/or costlier treatments, extended hospital stays, additional doctor visits and healthcare facilities use, and result in greater disability and death compared with infections that are treatable with currently available antibiotics. Estimates for the total economic cost to the U.S. economy are difficult to calculate but have been estimated to be as high as $20 billion in excess direct healthcare costs annually.

Over the last decade, multidrug-resistant Gram-negative bacteria, frequently referred to as superbugs, have been implicated in severe healthcare-associated infections (HAIs), and their occurrence has increased steadily. For example, Klebsiella pneumoniae (K. pneumoniae) is responsible for roughly 15% of Gram-negative infections in hospital intensive care units. Infections caused by carbapenemase-producing Klebsiella pneumoniae, or KPC, strains have few treatment options and are associated with a mortality rate upwards of 50%.

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

The lack of currently available treatment options and scarcity of new treatment options in development are compounding the emerging superbug problem. It has been close to 30 years since a new class of antibiotics was developed and successfully introduced. As a result, we believe that rapid, accurate identification of the relevant pathogen and its genetic make-up, screening, infection control and antibiotic stewardship have become one of the most powerful weapons in the fight to contain this threat.

The emergence of multidrug resistant pathogens has made the treatment of patients with UTIs a growing problem in the United States and internationally. There are approximately 10 million patients each year in the United States with UTIs and more than one million of these patients have complicated urinary tract infections (cUTI) often requiring hospitalization with intravenous antibiotic therapy. Among these patients E. coli represents the most common pathogen, and recent data indicate that 18.3% of U.S. E. coli isolates are extended spectrum β-lactamase (ESBL) resistant. These patients present complicated therapeutic choices for clinicians and often require last resort carbapenem antibiotics. The rate of ESBL resistant E. coli increased 34% annually between 2010 and 2014. Therapy with carbapenem antibiotics has contributed to growing carbapenem-resistance (CRE) rates and high patient treatment costs.

Based on industry analyses, we believe the global healthcare-associated infections market is a $2 billion dollar market with the molecular diagnostic segment representing a fast-growing segment of such market with multiple high acuity patients and significant types of infections, including UTIs, surgical site infections, pneumonia and bloodstream infections.

Competition

We are developing a molecular diagnostics (MDx) business focused on leading a transformation in microbiology and infectious disease through precision medicine products and services that combine genomic data and bioinformatics. Our approach combines proprietary platforms and content, namely the FDA cleared and CE-IVD-marked Unyvero A50 System and its DNA-based Unyvero Panels, the FDA-cleared Acuitas AMR Gene Panel, and NGS applications based on leading AI-powered AMR knowledge-bases. Our competitors include rapid diagnostic testing, NGS testing, and traditional microbiology companies, commercial laboratories, information technology companies, and hospital laboratories who may internally develop testing capabilities. Principal competitive factors in our target market include: organizational size, scale, and breadth of product offerings; rapidity of test results; quality and strength of clinical and analytical validation data and confidence in diagnostic results; cost effectiveness; ease of use; and regulatory approval status.

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

Competition to the Unyvero System

The Unyvero A50 Platform is a sample-to-answer MDx solution. There are several other companies who develop and commercialize similar systems. In terms of devices and assays, OpGen believes its key competitors include bioMérieux (BioFire with its FilmArray® platform), GenMark (a subsidiary of Roche) with its ePlex® platform, and Accelerate Diagnostics with its Pheno™. Taking into consideration the broader market, devices of other key competitors can be extended to include Cepheid (GeneXpert®), T2 Biosystems (T2DX®), Luminex Corporation (formerly known as Nanosphere; now acquired by DiaSorin) (Verigene System® and Aries®), Becton-Dickinson (BD Max™), Binx Health (with io™ System), Roche (Cobas® Liat® and GeneWEAVE), Qiagen (QIAstat-Dx™) and Biocartis N.V (Idylla™), Bosch (Vivalytic platform), SpeeDx (Plex/Resistance), and the Meridian Bioscience (formerly GenePOC) Revogene® system. The competition to the Company’s Application Cartridges for a specific indication, including companies providing reagent kits only (e.g. Seegene, Fast-Track Diagnostics/Siemens Healthineers, Genetic Signatures) and developers of laboratory developed tests (LDT) have to be assessed indication by indication. OpGen believes that its Unyvero A50 Platform has certain key characteristics that clearly differentiate it from other sample-to-answer systems.

Based on its corporate market analysis, OpGen believes that due to the proprietary lysis technology its Unyvero A50 Platform is able to process a broader variety of sample types than competing platforms. In most cases, no labor or time intensive manual sample preparation (other than 30 minutes of automated sample preparation) is necessary and even difficult and blood-contaminated native samples can be processed. Furthermore, the Unyvero A50 Platform is CE-IVD-marked for a variety of samples including sputum, bronchoalveolar lavage, tracheal aspirate, exudate, catheter tip, pus, sonication fluid, synovial fluid, swab and tissue. Further samples such as blood, urine, stool and formalin-fixed paraffin embedded tissues present further options for extending the variety of samples for future applications. Fresh or frozen samples as well as samples that have been stored in different media can be processed easily on the Unyvero A50 Platform. As the lysis is integrated into the workflow, hands-on time and potential handling errors are significantly reduced.

The Unyvero A50 Platform is also differentiated from competing products by its end-point PCR base high multiplexing capabilities, which allows for the execution of eight independent multiplex PCR reactions simultaneously. Therefore, Unyvero can identify a broad range of microorganisms and a large variety of antibiotic resistance markers in a single run.

We believe the Unyvero platform is highly differentiated in the market by focusing on severe infectious diseases and having developed an HPN Application Cartridge, an ITI Application Cartridge, a BCU Application Cartridge, an IAI Application Cartridge and a UTI Application Cartridge and planning to develop further Application Cartridges (e.g. on the Unyvero A30 RQ platform) in other severe infectious disease indications.

Although several direct competitors have in the past several years started to develop or commercialize their own infectious disease tests, OpGen believes that the variety and breadth of its menu of cartridges targeting different infectious diseases positions it favorably to answer patient and customer needs.

Competition to the Unyvero Application Cartridges

Considering its panel design, the Company believes that there are currently few assays directly comparable to the Company’s HPN, LRT, LRT BAL, ITI, IAI, and UTI Unyvero Application Cartridges that are commercially available to date. Various competitors offer testing in some, but not all, of the infections targeted by Unyvero Application Cartridges. For example, for the HPN and LRT Application Cartridges, currently only two companies (OpGen and bioMérieux/BioFire) offer an FDA-cleared IVD automated molecular panel for lower respiratory tract infections and pneumonia. According to publicly available sources, Accelerate Diagnostics has a CE-IVD pneumonia assay and it is believed to be planned for future submission to the FDA for clearance. Other companies, such as, Luminex (formerly Nanosphere; now DiaSorin), GenMark (a subsidiary of Roche), Seegene, Genomica, Miacom, PathoFinder, Fast-Track Diagnostics (now a Siemens Healthineers company), Randox, ArcDia, Qiagen, and iCubate are primarily targeting the upper respiratory tract with their panels. Their panels mainly cover viruses and a few bacteria, and in certain instances, a limited number of antibiotic resistance markers only. Diatherix offers a manual test claiming to cover both upper and lower respiratory infections. OpGen believes that it offers the most comprehensive panel for severe bacterial pneumonia for critically ill patients that require hospitalization, as the panel includes unique and differentiated bacterial targets and the broadest coverage of carbapenem resistance markers, while BioFire’s panel has a limited range of resistance markers and viral targets.

Competition by Conventional Microbiology

The conventional microbiology market consists of culture and matrix assisted laser desorption ionization - time of flight mass spectrometry, or MALDI-TOF, based testing and is largely shared by well-established players including BD, bioMérieux, Bio-Rad Laboratories, Danaher (Cepheid, Beckman Coulter), and Thermo Fisher Scientific. Culture-based testing is usually performed in the central laboratory at turnaround times of 48 to 72 hours and it is yet to be seen whether it can robustly be accelerated by miniaturization, an approach pursued by the company Accelerate Diagnostics and other companies developing rapid antibiotic susceptibility testing, or AST, methods (Pattern Bioscience, Q-Linea ASTar, Lifescale, Specific Diagnostics Reveal, Gradientech, oCelloScope), as well as efforts to achieve AST with MALDI-TOF. While turnaround times for MALDI-TOF based testing is much faster, overall turnaround times from sample to report are still greater than 24 hours as MALDI-TOF generally depends on an initial culturing step for pathogen isolation and cannot be performed from native patient samples. Generally, providers of conventional microbiology solutions are focusing on reducing turnaround time, use of labor and lab space, as well as overall costs by automatic specimen processing and pathogen identification.

Competition by Molecular Diagnostics – PCR

Key players in the PCR-based molecular diagnostics market include bioMérieux, BD, Danaher, Roche, Qiagen, Abbott, Hologic, OpGen (including Curetis GmbH), amongst others. PCR-based microbiology testing is usually performed at the point of need or in the central laboratory at rapidly reduced turnaround time compared to conventional microbiology. Generally, providers of PCR-based molecular diagnostics are focusing on further reducing turnaround time to less than 30 minutes to one hour and/or increasing multi-plexing degree as well as reducing use of labor, lab space, and overall costs. The Company believes that its ability to quantitatively predict antibiotic susceptibility based on the pathogen’s genetic profile complements PCR-based approaches detecting panels of genes and mutations as indicators of resistance.

Competition to Ares Genetics

Ares Genetics’ peers and competitors include companies providing conventional microbiology, PCR- and NGS-based molecular diagnostics, as well as AMR databases and bioinformatics solutions. In general, many peers and competitors are at the same time also considered potential ARESdb licensing partners due to the unique content and positioning of ARES’ artificial intelligence curated reference database.

Competition by Molecular Diagnostics – NGS

The emerging NGS-based molecular diagnostics market is shared by start-up-like companies such as IDbyDNA (acquired by Illumina), Karius, CosmosID, Noscendo, Day Zero Diagnostics, or ArcBio aiming at disrupting the molecular microbiology by pathogen detection via direct sequencing from patient samples, as well as established players such as bioMérieux focusing on isolate sequencing to monitor outbreaks in hospitals (in partnership with Illumina). NGS-based testing is currently performed as a service and companies mostly focus on reducing turnaround time as well as increasing the NGS market share in molecular microbiology. NGS-based molecular diagnostics companies are considered Ares Genetics’ closest competitors, while Ares Genetics believes it has a competitive advantage arising from its ability to predict antibiotic susceptibility based on the pathogen’s genetic profile with reliable performance meeting FDA requirements for functional testing of AST by culture.

Competing AMR Databases & Bioinformatics Solutions

To date, several AMR databases exist (e.g. CARD, PATRIC, etc.) but they are purely designed for academic research applications as they neither represent IVD-grade reference databases, nor systematically cover high-resolution resistance profiles including confidence levels and diagnostic performance parameters for associated AMR markers. The commercial microbial bioinformatics solution market on the other hand, is largely covered by Qiagen, a strategic licensing partner of Ares Genetics for co-marketing bioinformatics research solutions based on ARESdb.

Research and Development

OpGen intends to continue to invest in the development of additional Unyvero panels such as UTI for the Unyvero A50 platform, a Unyvero IJI panel for the Unyvero A30 RQ platform, as well as the Ares Genetics bioinformatics solutions.

Our ongoing and anticipated research and development efforts include:

●	Expanding the Ares Genetics bioinformatics and NGS offerings such as ARESdb, AREScloud, ARESiss, ARESid, ARESasp, etc.;
●	Development of the Unyvero A30 RQ platform including an IJI cartridge as well as the AMR panel from blood culture bottles under our research and development collaboration with FIND;
●	Compilation of a De Novo request package for Unyvero UTI with subsequent submission to U.S. FDA. Based on prior experience and guidance, and subject to successfully passing the initial acceptance review, the FDA would then begin its substantive review of the request, which may include various types of communication, including an interactive review of our submission; and
●	Clinical trials and regulatory filings for Unyvero IJI in the United States (expected as De Novo with clinical trial at a minimum of three trial sites and minimum of 1,500 samples tested, subject to funding).

Sales and Marketing

OpGen currently sells and markets its products and services directly in the United States through a dedicated sales and marketing support team. Internationally, we sell our products through 13 distributors covering 32 countries.

We operate in one segment. Our operations are located in the United States, Germany, and Austria.

Our strategy to build demand for our products following receipt of applicable regulatory clearances includes completing clinical verification studies, customer driven evaluations and studies, and sales of our tests for RUO.

Customers

OpGen’s commercial teams have identified several stakeholder groups: treating clinicians, doctors of pharmacy (PharmDs), antibiotic stewardship programs, microbiologists, molecular biologists and laboratory managers as well as hospital administration, all of whom will be actively involved in the purchase decision at varying levels and stages. In terms of product benefits, OpGen believes that clinicians and physicians seek timely diagnostic results that can be used to better inform or confirm a treatment decision and improve patient outcomes, while microbiology laboratory managers, who have to contend with the steadily decreasing availability of trained lab technicians and the need to perform testing during off-shifts, need simple-to-use, robust technologies. Ultimately, however, the decision whether a proposed new testing solution is cost effective and affordable on a routine basis must be made by the payer, which in the case of hospitalized in-patients under the diagnosis-related groups, or DRG, reimbursement system is typically the hospitals’ purchasing and finance departments. OpGen’s key account management ensures that all stakeholders are targeted early in the sales process.

Sales Process

The typical sales process starts with an introductory visit to the microbiology laboratory director and senior microbiology staff. During such introductory visits, we introduce Unyvero and/or Acuitas to the customer, assess general interest in evaluating the products during a demonstration phase, and aim to initiate contact with any new hospital customer via the gatekeeping microbiology laboratory function. The primary objective of these visits, in addition to locking in a demonstration phase of our products for the customer, is to seek joint introductory meetings with the senior microbiology staff and the various intensive care units, or ICUs, and clinicians in any relevant ICU as well as the relevant member(s) of the antimicrobial stewardship team. Since there can be multiple ICUs (sometimes over a dozen in major university hospitals) with multiple rotating shifts operating on a twenty-four hour a day, seven day a week basis, it is paramount to identify one or a few key ICUs as internal product champions. The clinicians are ultimately the end-customers of our Application Cartridge/Panel results for use in treatment assessment and optimizing medical care for their patients. They are also the personnel responsible for routinely requesting a test be conducted.

At this stage, sales personnel typically discuss the ideal placement of the Unyvero System for a demonstration phase with the customer. In the United States, the Unyvero System is placed in the core laboratory. In the EU and the rest of world, or RoW, central location in the microbiology laboratory is the preferred option, or alternatively placed near the patient ICU. We believe it is also important to engage the clinical pharmacy community, and specifically infectious disease pharmacists, in the sales process as an additional key stakeholder and decision maker.

OpGen expects that the entire sales process, from the introductory visit to the point in time when the hospital begins routinely purchasing Application Cartridges or Acuitas consumables, known as the push-pull triangle model, which includes the lab, the clinicians and the finance entity, will take around six to twelve months or longer, based on the experience of competitors and peer companies, in the United States and about the same time from start to finish in the EU. Depending on the time of year and budget cycle, however, a contractual arrangement can take significantly longer. An integral part of the sales process is the placement of demo systems without payment for demo evaluation purpose.

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

The focus is on high-volume consumable orders (Application Cartridges, Acuitas AMR Gene Panel kits and other consumables) instead of driving revenues and profits through hardware placements (Unyvero System or EZ1/QS5 installations). Consequently, OpGen and its distribution partners aim to optimize the utilization of each placed hardware unit rather than solely maximizing the installed base of instruments. Therefore, OpGen, with its tests primarily targeting in-patients (hospitalized) with severe infections, is focusing its sales and commercialization efforts on laboratories in hospitals and independent laboratories serving larger hospitals.

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

As OpGen is marketing its innovative Unyvero and Acuitas Platforms to a diverse and demanding customer base, implementing solutions that offers the potential to improve upon the current standard of care, the Company’s management believes it will need to continue making additional investments in clinical validation, scientific publications, brand awareness and market education worldwide, but with a focus in the EU and United States. Some of the Company’s tests will require market access activities to prove their value and to obtain sufficient reimbursement by relevant payers for certain countries.

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

Distribution Channels

To distribute the Unyvero A50 System and the Application Cartridges, OpGen has adopted a dual approach combining direct sales in the United States with indirect sales through specialized distributors in several countries of Europe, the Middle East, Asia, and Latin America (see section “Indirect Sales Markets” for a detailed list).

As of December 31, 2022, OpGen had an installed base of approximately 200 Unyvero A50 Analyzers across global markets.

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

OpGen regularly evaluates, on a case-by-case basis, whether the chosen distribution channel is adequate to also cater for the new target disease segments, or whether a new structure should be put in place.

Direct Sales U.S. Market

OpGen currently markets and sells the Unyvero and Acuitas Platforms and will market any future cleared Application Cartridges and other consumables directly in the United States through its own U.S.-based commercial organization including sales, marketing and after-sales support.

As of December 31, 2022, OpGen had an installed base of approximately 35 Unyvero A50 Analyzers across the United States and in different types of hospitals and laboratories, including installations for clinical studies.

Indirect Sales Markets

OpGen enters into a standard distribution agreement with most of its Unyvero distributors, which specifies the particular Unyvero products and the respective distribution territory. The distribution agreements typically contain provisions for exclusive distribution within a particular territory and the specified term, typically from three to five-years. During that period, the distributor has exclusive rights to market, sell and distribute all specified Unyvero products. In return, each distributor needs to commit to annual minimum purchases of Unyvero Systems, including components, as well as Application Cartridges. Transfer prices for the Unyvero Systems and Application Cartridges are defined and reflect typical MDx industry distributor margins on consumable sales. If a distributor fails to meet its annual minimum commitments fixed in the contract, the Company has the right to either terminate such agreement in its entirety, or to terminate the exclusivity of the distributor’s territory. Such distribution agreements can be extended by mutual agreement between the parties. Furthermore, the agreements also contain typical change of control provisions relating to a merger or consolidation of the company, the sale of its assets or the liquidation of the company.

OpGen, through its subsidiary Curetis, has entered into distribution agreements with 13 distributors covering 32 countries. The Company has distribution agreements in place for the following European countries:

●	A. Menarini Diagnostics S.r.l.: Austria, Belgium, France, Germany, Greece, Italy, Luxemburg, Netherlands, Portugal, Spain, Switzerland, United Kingdom;
●	Ako Med d.o.o.: Bosnia and Hercegovina, Croatia, Montenegro, North Macedonia, and Serbia;
●	Synttergy Consult LTD: Romania;
●	BioLine LLC [1]: Kazakhstan, Russia, and Ukraine;
●	BioLine BS LLC [2]: Belarus; and
●	Kosova Export Import Supply Pharmaceutical (KEIS) Sh.p.k.: Kosovo.

__________________________

[1] Distribution agreement currently suspended due to Russia’s war on Ukraine.
[2] Distribution agreement currently suspended due to Russia’s war on Ukraine.

In connection with these distribution agreements, distributors are contractually obligated to:

●	apply for an obtain local product registrations, as required;
●	perform local clinical studies as required;
●	take responsibility for local marketing based on guidelines and materials provided by Curetis’ global marketing team;
●	maintain regulatory compliance as required;
●	maintain a local inventory; and
●	install the Unyvero System, train customers, and provide first-level service.

Outside of the EU, distribution agreements are in place for the following countries:

●	Future Horizons Scientific: Egypt;
●	Advanced Technology Co. (ATC): Kuwait;
●	Leader Medical Supplies Trading L.L.C.: Qatar and the United Arab Emirates (UAE);
●	Acumen Research Laboratories Pte Ltd.: Singapore;
●	Beijing Clear Bio-tech Co. Ltd. (BCB): China and Taiwan;
●	Quimica Valaner: Mexico; and
●	Annar Diagnostica Import SAS: Colombia.

The total contractual minimum purchase requirements of all current distributors are 372 Unyvero A50 Systems of which about 350 are part of BCB’s commitment, which applies over an eight-year period following market approval in China by the National Medical Products Association (NMPA), plus approximately 1.5 million Application Cartridges which are also part of BCB’s commitment during the same period. The above minimum purchase requirements do not guarantee any certain minimum future levels of revenues.

With respect to after-sales support and maintenance, OpGen in some markets has established a concept of system replacement instead of onsite repair. In the event of system failure or required maintenance, systems in such markets are rapidly replaced (within one or a few days), minimizing downtime for the customer as well as reducing the need for a costly service organization. In certain instances, OpGen uses its own small field service engineering team to provide ad hoc on-site repair and service. OpGen, via its Curetis subsidiary, has also trained field service engineers of several of our distribution partners so that they can perform certain repairs and services themselves. OpGen expects to establish a service maintenance arrangement where customers and distributors pay for support and repair based on what service package they have purchased.

Manufacturing

During 2022, we manufactured all our Unyvero products in Germany (Unyvero systems are manufactured by our German supplier Zollner Elektronik AG, or Zollner, and Unyvero cartridges and consumables are manufactured at our own facility in Bodelshausen, Germany), and all our FDA-cleared Acuitas AMR products were produced at our new headquarters in Rockville, Maryland. As of year-end, the Acuitas AMR product manufacturing was in the process of being transferred to Curetis in Germany, and the transfer was successfully completed in early 2023.

Manufacturing of our CE-IVD-marked and FDA-cleared products is performed under the respective applicable relevant current standards – Quality System Regulation (QSR) as required by the FDA or other relevant regulatory bodies for the manufacture of IVD labeled products. These regulations carefully control the manufacture, testing and release of IVD products as well as raw material receipt and control. We also have ongoing post market surveillance and vigilance responsibilities under applicable European and FDA regulations, and are subject to periodic inspections by the FDA or other relevant regulatory bodies to determine compliance with the FDA’s or other applicable requirements, including primarily the quality system regulations and medical device reporting regulations. The results of these inspections can include inspectional observations on FDA’s Form 483, warning letters, or other forms of enforcement.

For instrument manufacturing, OpGen’s subsidiary Curetis decided to co-develop and subsequently outsource all of its Unyvero A50 instrument manufacturing to Zollner. With regard to Application Cartridges, they are developed and manufactured entirely in-house, using equipment provided by Contexo GmbH and certain components provided by Horst Scholz GmbH, or Scholz. Curetis has established a sophisticated manufacturing site for its cartridges where it has full control over the entire production process ensuring that Application Cartridges meet stringent quality requirements.

Curetis’ EMS (Electronic Manufacturing Services) provider Zollner is an established and experienced medical device manufacturer for large global companies and has flexible production processes ensuring it can meet demands with different volume requests. The Company’s management believes that manufacturing capacity will not become a bottleneck in the foreseeable future as inventory levels are sufficient to support anticipated demand for the coming years. Zollner also has all required certifications under all applicable ISO standards for IVD instrument manufacture and is an FDA registered establishment for the manufacturing of the Unyvero A50 instruments. To date, no decision has been made on the selection of the original equipment manufacturer (OEM) for the series production of the Unyvero A30 RQ systems. Unyvero A30 RQ systems are so far being produced in pilot batches by DMT Produktentwicklung GmbH as the current German development partner to Curetis.

As part of its operational strategy, OpGen’s subsidiary Curetis decided to build and operate its own manufacturing facility inside premises leased to it for the manufacturing of the Application Cartridges. The Application Cartridge manufacturing facility based in Bodelshausen, Germany, has been operational since 2011. Curetis is able to manufacture sufficient product to meet current and forecasted demand. OpGen expects future Application Cartridges to be used with the Unyvero A30 RQ Analyzer for its own research and development purposes and other future products such as the Acuitas IVD products and/or potential products for the Unyvero A30 RQ will also be manufactured in Bodelshausen, in a dedicated manufacturing line module using plastic parts manufactured by Scholz.

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

The framework agreement has been expanded by a development agreement in 2010 and related project agreements for various development projects as well as by a strategic supply agreement signed in June 2013 under which Zollner became the OEM contract manufacturer for all Unyvero A50 instruments for Curetis.

Scholz

On February 1, 2013, Curetis and Horst Scholz GmbH & Co. KG, Kronach, Germany, or Scholz, entered into a framework agreement, pursuant to which Scholz is requested to perform certain services in the area of tool development and tool making (injection molding tools to make plastic parts) and manufacturing product components (i.e., all plastic parts for the Application Cartridges) for Curetis. The parts for the Unyvero A50 products include, among other things, the base plates, valve plate, PCR chamber parts, spin column holder, waste chamber, reagent container, plungers and housing body parts. All rights, title, interest and ownership in the injection molding tools and plastic products specified in this agreement, including the respective intellectual property rights shall be transferred and assigned to and solely belong to Curetis. Under this agreement, Scholz guarantees that all such rights solely belong to Curetis. The framework agreement constitutes the legal basis for all legal relations between the parties after February 2013, in particular for the supply agreement.

In addition to volume production with these pre-existing molds, Curetis subsequently commissioned a series of multi-cavity injection molds (owned by Curetis yet stored and used on site at Scholz) under a strategic lease agreement with Scholz for all injection molded plastics parts entered into on July 28, 2015. The agreement is for an indefinite period of term and may be terminated with 12 months prior written notice or may be terminated earlier by Curetis once the last order for related plastic parts has been fulfilled.

Under the framework agreement with Scholz, Curetis in 2018 also commissioned several single- and multi-cavity injection models for parts of the Unyvero A30 RQ cartridge. These injection molds were developed, manufactured and put into service by Scholz over the course of 2018 and 2019 under the same terms as described above for the injection molds for the Unyvero A50 cartridges.

Supply Agreements

Curetis is party to a supply agreement with a large single-source supplier for purchase of PCR Master Mix reagent and other product components, which are used as integral parts of Curetis’ Application Cartridges. Pursuant to the agreement, Curetis has the right to resell such product components supplied under the agreement, except for the PCR Master Mix, in conjunction and jointly repackaged with Curetis’ products worldwide. Further, the agreement provides that Curetis has the right to resell the PCR Master Mix repackaged and refilled for use only in conjunction with Curetis’ products worldwide. Pursuant to the PCR Master Mix supply agreement, Curetis’ distribution right is limited to the sale to end-users and Curetis’ distributors and does not include sales to users who re-sell Curetis products in modified form (e.g. using their own brand) or sales, which would violate any sanctions, embargos or foreign trade restrictions issued by the EU or the United States. Further, Curetis, or any of its affiliates or distributors, are not permitted to resell any of the product components, including the PCR Master Mix, to third parties as stand-alone items for use other than in conjunction with Curetis’ products. Under the agreement, Curetis is subject to certain minimum annual purchase requirements.

Raw Materials and Suppliers for Acuitas

OpGen procures PCR amplification reagents and the QuantStudio 5 Real-Time PCR System from Thermo Fisher Scientific. DNA purification reagents and the EZ1 DNA Purification System are procured from Qiagen. We also purchase our collection kits from sole-source suppliers. Some of these items are unique to these suppliers and vendors. While we have developed alternative sourcing strategies for these materials and vendors, we cannot be certain whether these strategies will be effective or whether alternative sources will be available when we need them. If these suppliers can no longer provide us with the materials we need to manufacture our Acuitas AMR Gene Panel products, if the materials do not meet our quality specifications, or if we cannot obtain acceptable substitute materials, our business would be negatively affected.

Seasonality of Business

We do not believe our business is subject to significant seasonality. However, our business can be subject to and affected by the business practices of our business partners. To the extent that the availability of inventory or materials from or development practices of our partners is seasonal, our sales may be subject to fluctuations quarter to quarter or year over year.

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

Payments and Reimbursements

Our Unyvero tests and Acuitas AMR Gene Panel tests are, and other future products and services will be, sold to hospitals, laboratories, and public health organizations as products and on a fee-for-service basis. When hospital and health system clients purchase our products, we bill them directly for the purchase of test kits and consumables. We believe that hospitals will recoup costs of our products and services by obtaining reimbursement from the government or private insurance companies for in-bed occupancies, which traditionally includes all testing required for admitted patients. When our tests are used prior to hospital admission, hospitals, clinical laboratories, and other healthcare provider customers that purchase our products may bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products.

In the IVD market, sales volumes and prices of innovative products will depend, in large part, on  the availability of coverage and reimbursement from third-party payers, which includes depending on public funding through governmental programs, private insurance plans and workers’ compensation plans. In most healthcare settings, reimbursement schemes are complex, processes to achieve reimbursement for new technologies are tedious and time consuming and payers may deny coverage or reimbursement. As a result, even though a new product may have been cleared for commercial distribution, it may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payers. However, specific reimbursement codes for laboratory tests are, in most countries, only applicable for out-patient healthcare. In addition, in most countries, some public funding is already available for certain established tests and is often technology specific, thus code stacking or cross-walking and using corresponding codes is quite usual to overcome challenging reimbursement situations.

OpGen has analyzed existing reimbursement schemes in Germany, Austria and Switzerland, as well as other European countries and the United States, where hospitalized in-patients with severe infections are typically covered under the Diagnosis Related Group, or DRG, system. With DRG, hospitals receive a lump-sum payment, e.g., up to €22 thousand in Germany for a life-threatening case of ventilator-associated pneumonia (VAP) treated in intensive care. Therefore, OpGen has taken the strategic direction to target hospitalized patients first as in most countries DRG systems as hospitals’ general financing are in place covering diagnostics as part of a lump sum payment per patient without specific reimbursement codes for a laboratory test required.

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

Intellectual Property

In order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. To that end, in order to remain competitive, we must develop and maintain protection of the proprietary aspects of our technologies. We, therefore, rely on a combination of patents, copyrights and trademarks, as well as contracts, such as confidentiality, invention assignment and licensing agreements. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation. In addition, we have what we consider to be reasonable security measures in place to maintain confidentiality. Our intellectual property strategy is intended to develop and maintain our competitive position.

As of December 31, 2022, OpGen had a patent portfolio of 52 granted patents and 18 patent applications. 30 of the granted patents and 3 of the pending patent applications are from Curetis and 19 of the granted patents and 15 of the pending patent applications are from Ares Genetics. As part of such portfolio, we have three granted U.S. patents related to our Acuitas products.

As part of the Company’s portfolio, there are two pending U.S. non-provisional patent applications and 8 issued U.S. patents related to our FISH products. These issued patents begin to expire in November 2024 and will be fully expired by October 2033. We are currently in the process of sunsetting our FISH intellectual property.

We have ownership rights to 8 issued U.S. patents related to our Argus products. These issued patents begin to expire in November 2026 and will be fully expired by July 2031.  We are currently in the process of sunsetting our Argus intellectual property.

We intend to file additional patent applications in the United States and abroad to strengthen our intellectual property rights; however, our patent applications (including the patent applications listed above) may not result in issued patents in a timely fashion or at all, and we cannot assure investors that any patents that have been issued or might be issued will protect our technology.

We require all employees and technical consultants working for us to execute confidentiality agreements, which provide that all confidential information received by them during the course of the employment, consulting or business relationship be kept confidential, except in specified circumstances. Our agreements with our research employees provide that all inventions, discoveries, and other types of intellectual property, whether or not patentable or copyrightable, conceived by the individual while he or she is employed by us are assigned to us. We cannot provide any assurance, however, that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our technology or obtain and use information that we regard as proprietary.

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

Our Unyvero UTI assay was launched for RUO purposes in the second quarter of 2020. We cannot predict the potential effect the FDA’s current and forthcoming guidance on IUOs/RUOs will have on our product offerings or materials used to perform our diagnostic services. We cannot be certain that the FDA might not promulgate rules or issue guidance documents that could affect our ability to purchase materials necessary for the performance of our diagnostic services. Should any of the reagents obtained by us from vendors and used in conducting our diagnostic services be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of service or delaying, limiting or prohibiting the purchase of reagents necessary to perform the service.

We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our surveillance and diagnostic services, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by the U.S. Congress. We expect that new legislative proposals will be introduced from time to time. It is possible that legislation could be enacted into law or regulations or guidance could be issued by the FDA, which may result in new or increased regulatory requirements for us to continue to offer our diagnostic services or to develop and introduce new services.

FDA’s Premarket Clearance and Approval Requirements

The FDA has broad authority over the regulation of medical devices marketed for sale in the United States. The FDA regulates the research, clinical testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices. The FDA also regulates the export of medical devices manufactured in the United States to international markets.

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

510(k) Clearance Pathway

We are currently working to submit our Unyvero tests for clearance under Section 510(k) of the FDC Act. Such tests are classified as medical devices, and we have to submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of PMA applications. FDA’s 510(k) clearance pathway usually takes from three to twelve months; by statute, the FDA has 90 days to review the pre-market notification. On average the review time is approximately six months, but it can take significantly longer than twelve months in some instances (e.g. in the case of the Acuitas AMR Gene Panel as well as for the original Unyvero LRT products a total of over 18 months), as the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a new 510(k) notice, or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If the FDA requires us to seek 510(k) clearance or PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made, and plan to continue to make, additional product enhancements to products that we believe do not require new 510(k) clearances, but we cannot guarantee that the future enhancements, should they occur, will be exempt from new 510(k) clearances.

De Novo Classification Request

The Food and Drug Administration Modernization Act of 1997, or FDAMA, added the De Novo classification option as an alternate pathway to classify low to moderate risk novel medical devices that had automatically been placed in Class III after receiving a not substantially equivalent determination in response to a premarket notification 510(k) submission. FDAMA also permits a sponsor to submit a De Novo classification request to the FDA for a product otherwise requiring a PMA application without first being required to submit a 510(k) application. The De Novo classification process is generally more costly and time consuming than the 510(k) process. While the Unyvero LRT Application has been subject to the De Novo process, both the LRT BAL Application as well as the Acuitas AMR Gene Panel have been FDA-cleared as 510(k) submissions. We currently expect that the Unyvero UTI and IJI application cartridges will also fall under the De Novo process.

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

After a PMA application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the QSR, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New PMA applications or PMA application supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved PMA require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or the 135-day supplement. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under a PMA.

Clinical Trials

Clinical trials are almost always required to support a De Novo or PMA application and are usually required to support non-exempt Class I and Class II 510(k) premarket submissions. Clinical trials may also be required to support certain marketing claims. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an investigational device exemption, or IDE application, with the FDA and obtain IDE approval prior to conducting the human clinical trials. The IDE application must be supported by appropriate data, such as analytical, animal and laboratory testing results, manufacturing information, and an Investigational Review Board, or IRB, approved protocol showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA prior to initiation of enrollment of human subjects. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA. If the clinical trial design is deemed to be “non-significant risk,” the clinical trial may be eligible for the “abbreviated” IDE requirements; in some instances IVD clinical trials may be exempt from the more burdensome IDE requirements if the test uses a noninvasive sampling method, does not introduce energy into the subject, and is not used in a diagnostic procedure without confirmation of the diagnosis by another established medically diagnostic procedure or product. All clinical trials conducted to support a PMA application must be conducted in accordance with FDA regulations and Federal and state regulations concerning human subject protection, including informed consent, oversight by an IRB and healthcare privacy requirements. A clinical trial may be suspended by the FDA or the IRB review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise not be sufficient to obtain approval of our product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Ministry of Health in the applicable country.

Pervasive and Continuing FDA Regulation

Numerous regulatory requirements apply to products classified as devices, such as ours, and would continue to apply. These include:

●	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
●	QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;
●	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
●	clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices;
●	approval of product design modifications that affect the safety or effectiveness of one of our cleared devices;
●	medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;
●	post-approval restrictions or conditions, including post-approval study commitments;
●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
●	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
●	regulations pertaining to voluntary recalls; and
●	notices of corrections or removals.

OpGen’s Rockville, Maryland facility is currently still registered as a manufacturer with the FDA to manufacture our Acuitas products, whereas the Curetis facility in Bodelshausen, Germany is registered with the FDA for all Unyvero cartridge and consumable manufacturing. We commenced transferring the manufacturing of the Acuitas products to Curetis prior to year-end, and the transfer was successfully completed in early 2023, so going forward, our OpGen headquarters will act as initial importer and distributor of Unyvero and Acuitas products as well as a service lab for RUO Ares related NGS service offerings that are not currently governed by our quality management system (QMS), but it will no longer be a manufacturing site. We and any third-party manufacturers are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations.

Failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which might include any of the following sanctions: (1) untitled letters, Form 483 observations, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for 510(k) clearance or PMA of new products or modified products; (7) operating restrictions; (8) withdrawing 510(k) clearances or PMA approvals that have already been granted; (9) refusal to grant export approval for our products; or (10) criminal prosecution.

After a medical device is placed on the market, numerous regulatory requirements apply. These include: all of the relevant elements of the QSR, labeling regulations, restrictions on promotion and advertising, the medical device reporting (which requires the manufacturer to report to the FDA if its devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), the Reports of Corrections and Removals regulations (which requires manufacturers to report certain recalls and field actions to the FDA), and other post-market requirements.

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

We have developed and implemented policies and procedures designed to comply with these regulations. The requirements under these regulations may change periodically and could have an effect on our business operations if compliance becomes substantially more expensive than under current requirements.

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

Sanctions for a violation of the Stark Law include the following:

●	denial of payment for the services provided in violation of the prohibition;
●	refunds of amounts collected by an entity in violation of the Stark Law;
●	a civil penalty of up to $15,000 for each service arising out of the prohibited referral;
●	possible exclusion from Federal healthcare programs, including Medicare and Medicaid; and
●	a civil penalty of up to $100,000 against parties that enter into a scheme to circumvent the Stark Law’s prohibition.

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

International Regulation

Sales of diagnostic tests like our Unyvero tests outside the United States would be subject to foreign government regulations, which vary substantially from country to country. In order to market our products in other countries, we would need to obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. OpGen currently distributes its Unyvero products outside of the United States via a network of distribution partners. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ significantly. If we elect to, or are required to, seek clearance of or approval for any of our products from the FDA, we may be able to commercialize such products with shorter lead time in international markets, but would need to establish international operations in order to do so.

In addition to regulation by foreign governments, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Human Capital Resources

As of December 31, 2022, we had 100 employees worldwide, with 24 employed at OpGen, Inc. in the United States, 62 employed at Curetis GmbH in Germany, and 14 employed at Ares Genetics GmbH in Austria. Of our 100 worldwide employees, 85 are full-time employees. Except for the managing director of Ares Genetics, our Austria-based employees are subject to a collective bargaining agreement for employees of companies in the automated data processing and IT services industry. None of our other employees worldwide are subject to a collective bargaining arrangement. The 24 employees in the United States work in our Rockville, Maryland location or are field based marketing, sales, and service employees.

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

Culture

Our goal is to create and foster a culture of high performance and accountability through the attraction, retention and development of expert talent. We compete for top talent with effective recruitment strategies, well-defined roles and attractive total compensation packages. We keep talent engaged through appreciation, communication and creation of a great work environment based on our shared core values at OpGen: Ownership, Performance, Generosity, Enthusiasm, Now! We support employee growth professionally and personally through formal and informal opportunities and leadership support.

Compensation

In addition to competitive base salaries, we offer incentive-based compensation programs tied to the performance of key objectives. We also provide compensation to our managers and employees in the form of restricted stock unit grants and stock options.

Health & Wellness

The physical health and wellbeing, life balance and mental health of our employees is vital to our success. Throughout 2021 and 2022, health and wellness was a key focus of the Company, especially in light of the COVID-19 pandemic. Many of our employee communications focused on the physical and mental health of our employees. We remain committed to providing our workforce with flexible remote working schedules to suit their personal needs through this challenging time. We also continue to benchmark all of our health insurance offerings to ensure plan competitiveness.

Throughout the COVID-19 pandemic, employee safety has been a top priority. Ongoing safety measures were put into place at each of our locations including implementing pre-screening and social distancing requirements in addition to providing personal protective equipment and regular testing of staff wherever possible.

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

“ARESasp” means ARES AMR surveillance panel.

“ARESdb” means ARES reference database on antimicrobial resistance.

“AREScloud” means ARES web application available under app.ares-genetics.com.

"ARESiss” means ARES isolate sequencing service.

"ARESid” means ARES identification of pathogens.

“AST” means Antimicrobial Susceptibility Testing.

“ATM offering” means an at-the-market public offering.

“BCB” means Beijing Clear Biotech.

“BCU” means blood culture.

“CAP” means Community-Acquired Pneumonia.

“CCPA” means the California Consumer Privacy Act.

“CDC” means the U.S. Centers for Disease Control and Prevention.

“CE” means Conformité Européenne.

“CLIA” means Clinical Laboratory Improvement Amendments.

“CMS” means the Centers for Medicare and Medicaid Services.

“CRE” means carbapenem-resistant Enterobacteriaceae, an MDRO.

“CRO” means contract research organization.

“DNA sequencing” is the process of determining the precise order of nucleotides within a DNA molecule.

“DRG” means Diagnosis Related Group.

“EIB” means European Investment Bank.

“ESBL” means extended spectrum beta lactamase bacteria.

“EU” means European Union.

“FCPA” means the U.S. Foreign Corrupt Practices Act.

“FDA” means the U.S. Food and Drug Administration.

“FDAMA” means the U.S. Food and Drug Administration Modernization Act of 1997.

“FDC Act” means the U.S. Food, Drug, and Cosmetic Act.

“FIND” means Foundation for Innovative New Diagnostics.

“GDPR” means the General Data Protection Regulation in the EU.

“HAIs” means healthcare-associated infections. Such infections could arise first in the hospital or other healthcare setting, or could result from a patient, colonized with an organism, developing an active infection once admitted to the hospital or other healthcare setting.

“HAP” means Hospital-Acquired Pneumonia.

“HHS” means the U.S. Department of Health and Human Services.

“HIPAA” means the Federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act. HIPAA and HITECH Act are Federal laws mandating security and privacy of protected personal health information of patients.

“HPN” means hospitalized pneumonia.

“IAI” means intra-abdominal infection.

“ICU” means intensive care unit.

“IDE” means investigational device exemption.

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

“IOU” means investigational-use-only.

“IPR&D” means in-process research and development projects.

“IRB” means Investigational Review Board.

“ITI” means implant & tissue infection.

“IVD” means in vitro diagnostic.

“IVDD” means In-Vitro-Diagnostic Device Directive (Directive 98/79/EC of the European Parliament and of the Council of 27 October 1998 on in vitro diagnostic medical devices), still applicable for certain IVDs during a transition period.

“IVDR” means In-Vitro-Diagnostic Device Regulation (Regulation (EU) 2017/746 of the European Parliament and of the Council of 5 April 2017 on in vitro diagnostic medical devices), which has gone into effect on May 26, 2022.

“KOL” means key opinion leader.

“KPC” means carbapenemase producing Klebsiella pneumoniae, an MDRO.

“LRT” means lower respiratory tract infection.

“LRT BAL” means lower respiratory tract infection for bronchoalveolar lavage (BAL and mini-BAL) samples.

“MDRO” means a multidrug-resistant organism.

“MDx” means molecular diagnostics.

“ML” means machine learning.

“NGO” means non-governmental organization.

“NGS” means Next Generation Sequencing.

“NMPA” means National Medical Products Administration, the Chinese agency for regulating drugs and medical devices.

“NOL” means net operating loss.

“OEM” means original equipment manufacturer.

“PCR” means polymerase chain reaction.

“PMA” means premarket approval.

“QSR” means Quality System Regulation.

“RUO” means research-use-only.

"RoW” means the rest of the world.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“VAP” means Ventilator-associated Pneumonia.

“UTI” means urinary tract infection.

Corporate Information

OpGen, Inc. was incorporated in Delaware in 2001. The Company’s headquarters are located at 9717 Key West Avenue, Suite 100, in Rockville, Maryland. The Company, through its subsidiaries, also has operations in Germany and Austria.

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

●	We have a history of losses, and we expect to incur losses for the next several years.
●	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to continue as a going concern.
●	We have significant indebtedness that, if we are unable to repay, would cause a material adverse effect on us.
●	We face significant competition from other companies in the life sciences and biotechnology industry, and our business will suffer if we fail to compete effectively.
●	We may never successfully develop new products or may not receive or be able to maintain regulatory clearance or approval for or commercialize our new and existing products.
●	Our products and services may never achieve significant commercial market acceptance.
●	The COVID-19 pandemic has impacted and may continue to adversely impact our business, financial condition and results of operations.
●	Changes in healthcare laws policies, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and operations.
●	We rely on collaborations with third parties to develop product and services candidates, including our collaboration with FIND. If these collaborations are not successful, our business could be adversely affected.
●	We may not be able to expand our customer base, which is crucial for our future success.
●	If we are unable to protect our intellectual property effectively, our business will be harmed.
●	We may suffer from adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and Russia’s war against Ukraine.

Risks Related to Our Business

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2022 and 2021 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2022 and 2021, we had net losses of $37.3 million and $34.8 million, respectively. From our inception through December 31, 2022, we had an accumulated deficit of $272.8 million. The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2022 and 2021 each contain explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2021 and 2022, including an at-the-market public offering which commenced in June 2022 and a registered direct financing in October 2022. The net proceeds from such financings were approximately $52.0 million. We also completed another registered direct financing in January 2023, which raised net proceeds of approximately $6.8 million. We cannot assure you that we can continue to raise the capital necessary to fund our business.

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

We need to raise additional capital to support our business. If we cannot do so successfully, we will not be able to continue as a going concern. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, ATM offerings, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements and business combination transactions. We believe that additional equity financings are the most likely source of capital. There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that additional equity or debt financings are the most likely source of capital going forward. There can be no assurance that we will be able to complete any such financing transaction on acceptable terms or otherwise.

We believe that current cash on hand will be sufficient to fund operations into June 2023, if we are unable to amend the repayment terms of the second tranche of the EIB loan facility due in June 2023.  In the event we are unable to amend the repayment terms of the second tranche of the EIB loan facility or successfully raise additional capital during the second quarter of 2023, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no additional committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have a material adverse effect on our business, financial condition and results of operations. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our products or services to a third party.

We may seek additional funding through a combination of equity offerings, debt financings, collaborations, licensing arrangements, and selling our non-core assets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect our existing stockholders’ rights as a holder of our common stock. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in certain additional restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. In addition, issuance of additional equity securities, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements or sell non-core assets in order to raise capital, we may be required to accept unfavorable terms, including relinquishing or licensing to a third party on unfavorable terms our rights to our products and services that we otherwise would seek to develop or commercialize ourselves or potentially reserve for future potential arrangements when we might be able to achieve more favorable terms.

We may not realize the growth and success that we expected from the combination of the OpGen and Curetis businesses.

Although we believe the combination of the OpGen and Curetis businesses provided a significant commercial opportunity for growth, we may not realize all of the synergies that we had anticipated and may not be successful in implementing our commercialization strategy across all products and platforms as well as all geographies. Our combined business is and continues to be subject to all of the risks and uncertainties inherent in the pursuit of growth in our industry and we may not be able to successfully sell our products, obtain the regulatory clearances and approvals we apply for or, realize the anticipated benefits from our distribution, collaboration and other commercial partners. If we are not able to achieve the expected benefits from the combined business of OpGen as a commercial enterprise, our financial condition will be negatively impacted.

The process to obtain and maintain FDA clearances or approvals for our products is complex and time and resource consuming. If we fail to obtain such clearances or approvals, our business and results of operations will be materially adversely impacted.

The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. We were subject to extended delays for the FDA clearance of our Acuitas AMR Gene Panel test due to the national emergency situation caused by the COVID-19 pandemic and FDA prioritizing COVID-19 related product reviews. The FDA has not been able to provide any feedback in the form of pre-submission, or presub, meetings for either the Unyvero UTI or IJI panels and declined to host any presub meetings for the IJI panel in early 2022. In addition, the time and expense needed to prepare future clinical trial data for submission to the FDA and reviewing and responding to the FDA’s request for additional information may require significant resources and could impact other research and development project timelines, which may adversely affect our strategy and ability to commercialize our diagnostic tests and bioinformatics products and services.

We have significant indebtedness which could have a material adverse effect on our financial condition.

As of December 31, 2022, we owed indebtedness of approximately $13.5 million (€12.6 million) of principal (including deferred interest of $2.0 million (€1.9 million)) under a loan provided by the EIB with remaining maturities in June 2023 and June 2024. Of the approximately €13.4 million of indebtedness due to the EIB in April 2022, we made a lump sum payment of approximately €5.0 million and thereafter made eight monthly installments totaling approximately €5.6 million. In 2023, the Company will pay the remaining four monthly installments from January through April totaling approximately €2.8 million, along with approximately €4.0 million due in June 2023 for the second EIB tranche.

While we continue evaluating options to restructure the remaining indebtedness, we may not be able to do so, and in such event, OpGen may not be able to generate sufficient cash to service all its indebtedness and may be forced to take other actions to satisfy its obligations under indebtedness that may not be successful. The inability in the future to repay such indebtedness when due would have a material adverse effect on us and, if the EIB exercises its rights and remedies under our loan agreement, would likely force us to seek bankruptcy protection.

We expect our ability to utilize our net operating loss carryforwards will be limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code triggered by consummation of the transaction with Curetis.

As of December 31, 2022, we had approximately $232.7 million of net operating loss, or NOL, carryforwards for U.S. federal tax purposes. Under U.S. federal income tax law, we generally can use our NOL carryforwards (and certain tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. State NOL carryforwards (and certain tax credits) generally may be used to offset future state taxable income for 20 years from the year in which the losses are generated, depending on the state, after which time they will expire. The rate at which we can utilize our NOL carryforwards is limited (which could result in NOL carryforwards expiring prior to their use) each time we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 ownership change generally occurs if a shareholder or a group of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation. While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, and if a portion of our NOLs is subject to an annual limitation under Section 382, we believe that an additional ownership change may have occurred upon the consummation of the transaction with Curetis. In addition, our ability to use our NOL carryforwards will be limited to the extent we fail to generate enough taxable income in the future before they expire. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used. In addition, under the 2017 Tax Cut and Jobs Act, effective for losses arising in taxable years beginning after December 31, 2017, the deduction for NOLs is limited to 80% of taxable income, NOLs can no longer be carried back, and NOLs can be carried forward indefinitely.

Our products and services may never achieve significant commercial market acceptance.

Our products and services may never gain significant acceptance in the marketplace and, therefore, may never generate substantial revenue or profits for us. Our ability to achieve commercial market acceptance for our products will depend on several factors, including:

●	our ability to convince the medical community of the clinical utility of our products and services and their potential advantages over existing tests, including our NGS-based isolate sequencing services offering, despite the lack of reimbursement for such services;
●	our ability to successfully develop automated rapid pathogen identification and antibiotic resistance testing products and services, including bioinformatics, and convince hospitals and other healthcare providers of the patient safety, improved patient outcomes and potential cost savings that could result;
●	our ability to further grow our microbial isolate and antibiotic resistance genes knowledge-bases and bioinformatics offerings;
●	the willingness of hospitals and physicians to use our products and services; and
●	the ability of hospitals and labs to pay for our products and services.

Our future success is dependent upon our ability to expand our customer base.

The current customers we are targeting for our Unyvero and Acuitas products and services are hospital systems, acute care hospitals, particularly those with advanced care units, such as intensive care units, community-based hospitals and governmental units, such as public health facilities and other laboratories. We need to provide a compelling case for the savings, patient safety and recovery, reduced length of stay and reduced costs that come from adopting our MDRO diagnosis and antibiotic stewardship products and services. If we are not able to successfully increase our customer base, sales of our products and our margins may not meet expectations. We are subject to similar challenges with respect to customers and partners for our ARESdb based offerings and solutions. Attracting new customers and introducing new products and services requires substantial time and expense. Any failure to expand our existing customer base, or launch new products and services, would adversely affect our ability to improve our operating results.

We are developing diagnostic products for the more rapid identification of MDROs and antibiotic resistance genomic information. If we are unable to successfully develop, receive regulatory clearance or approval for or commercialize such products and services, our business will be materially, adversely affected.

We are developing products that detect antibiotic resistance markers in under ninety minutes as well as four to five hours – and in the case of our NGS-based ARESasp, ARESid, or ARESiss (Express) solutions several days to weeks - that we believe could help address many of the current issues with the need for more rapid identification of infectious diseases and AMR testing. Development of such diagnostic products is difficult and we cannot assure you that we will be successful in such product development efforts, or, if successful, that we will receive the necessary regulatory clearances to commercialize such products. We have identified dozens of resistance genes to help guide clinicians with their antibiotic therapy decisions. Although we have demonstrated preliminary feasibility, and confirmed genotype/phenotype predictive algorithms, such product development efforts will require us to work collaboratively with other companies, academic and government laboratories, and healthcare providers to access sufficient numbers of microbial isolates, develop the diagnostic tests, successfully conduct the necessary clinical trials and apply for and receive regulatory clearances or approvals for the intended use of such diagnostic tests. In addition, we would need to successfully commercialize such products. Such product development, clearance or approval and commercialization activities are time-consuming, expensive and we are not assured that we will have sufficient funds to successfully complete such efforts. Any significant delays or failures in this process could have a material adverse effect on our business and financial condition.

We offer some of these products in development to the RUO market and for other non-clinical research uses prior to receiving clearance or approval to commercialize these products in development for use in the clinical setting. We need to comply with the applicable laws and regulations regarding such other uses. Failure to comply with such laws and regulations may have a significant impact on the Company.

We may enter into agreements with U.S. or other international government agencies or non-government organizations (NGO), which could be subject to uncertain future funding.

The presence of MDROs and the need for antibiotic stewardship activities have prompted state, federal and international government agencies to develop programs to combat the effects of MDROs. From 2018 through September 30, 2021, we were party to a collaboration, called the New York State Infectious Disease Digital Health Initiative, with the New York State DOH and ILÚM (now IDC) to develop a research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions in New York State. In September 2022, we entered into a research and development collaboration agreement with FIND, a NGO focused on innovative new diagnostics, for the potential use of the Unyvero A30 RQ platform in low- and middle-income countries (LMICs).

In the future, we may seek to enter into additional agreements with governmental funding sources or contract with government healthcare organizations or NGOs to sell our products and services, such as our collaboration agreement with FIND. Under such agreements, we rely on the continued performance by these government agencies and NGOs of their responsibilities under these agreements, including adequate continued funding of the agencies and NGOs and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal.

Government agencies or NGOs may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies or NGOs. In addition, we may fail to perform our responsibilities under these agreements. Any government or NGO agreements would be subject to audits, which may occur several years after the period to which the audit relates. If an audit identified significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful entering, or ineligible to enter, into future government and NGO agreements.

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

We are currently party to several collaborations, such as our agreement with FIND, and anticipate that we will enter into additional collaborations related to our platforms and product offerings, including our bioinformatics products and services. Such collaborations are and may be with microbiology and IVD companies, pharmaceutical and biotech companies, CROs and CLIA labs, NGS platform companies or other participants in our industry. We have limited control over the amount and timing of resources that any such collaborators could dedicate to the development or commercialization of the subject matter of any such collaboration. Our ability to generate revenues from these arrangements would depend on our and our collaborator’s abilities to successfully perform the functions assigned to each of us in these arrangements. Our relationships with collaborators may pose several risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	we may not achieve any milestones, or receive any milestone payments, under our collaborations, including milestones and/or payments that we expect to achieve or receive;
●	the clinical trials, if any, conducted as part of these collaborations may not be successful;
●	a collaborator might elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition, that diverts resources or creates competing priorities;
●	we may not have access to, or may be restricted from disclosing, certain information regarding the identity of the partner, financial details as well as details on product or services candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product or services candidates;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product or services candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own product or services, which may cause collaborators to cease to devote resources to the commercialization of our product or services candidates;
●	a collaborator with marketing and distribution rights to one or more of our product or services candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any product or services candidates, may cause delays or termination of the research, development or commercialization of such product or services candidates, may lead to additional responsibilities for us with respect to such product or services candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	disputes may arise with respect to the ownership of intellectual property developed pursuant to a collaboration;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product or services candidates.

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

We rely principally on the commercialization of our Unyvero, ARESdb based, and Acuitas products and services to generate future revenue growth. To date, our products have delivered only limited revenue. We believe that our commercialization success is dependent upon our ability to significantly increase the number of hospitals, labs, long-term care facilities and other inpatient healthcare settings that use our products. If demand for products does not increase as quickly as we have planned, we may be unable to increase our revenue levels as expected. We are currently not profitable. Even if we succeed in increasing adoption of our products by our target markets, maintaining and creating relationships with our existing and new customers and developing and commercializing additional molecular testing products, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have limited experience in marketing and selling our products, and if we are unable to adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

We sell our products through our own direct sales force, which sells our products in the U.S., and via distribution partners in all other territories. All our products and services may be offered and sold to different potential customers or involve discussions with multiple stakeholders in inpatient facilities. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The inpatient healthcare industry is a large and diverse market. We will need to attract and develop sales and marketing personnel with industry expertise, including internally and at our distribution partners. Competition for such personnel is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. In addition, we will likely have less control over sales and marketing personnel of our distribution partners. The personnel at our distribution partners may therefore not be adequately trained with respect to our products or may not be sufficiently incentivized to sell our products. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

If our manufacturing facilities become inoperable, our products, and our business will be harmed.

We manufacture our Unyvero cartridges and consumables and SARS-CoV-2 test kits in our facility in Bodelshausen, Germany and until 2022, we manufactured our Acuitas products in our facility in Rockville, Maryland. As of December 31, 2022, we were in the process of transferring the Acuitas production to our Bodelshausen facility, and the transfer was successfully completed in early 2023. We do not have redundant facilities for these products. Our facilities and the equipment we use to manufacture our products would be costly to replace and could require substantial lead time to repair or replace, if damaged or destroyed. The facilities may be harmed or rendered inoperable by natural or man-made disasters, including flooding and power outages or fire, which may render it difficult or impossible for us manufacture our products for some period of time. The inability to manufacture our products may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we carry insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

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

In February 2022, Russia commenced a military invasion of Ukraine. Russia’s invasion and the ensuing response by Ukraine may continue to disrupt our and our distribution partner’s distribution efforts in such jurisdictions, impact the ability of certain service providers to perform and could increase our costs and disrupt future planned activities. For example, we believe our distribution partner will not be able to successfully distribute products in Ukraine or Russia during the conflict and Curetis has suspended its business support to our distributors and will not accept any purchase orders until the geopolitical situation has been resolved. Such disruption would significantly impact our ability to market, sell and distribute in such territories and could impact our ability to do so in nearby territories, which would increase our costs and slow down and jeopardize our commercialization efforts.

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

Our principal competition comes from traditional methods used by healthcare providers to diagnose and screen for MDROs and from other molecular diagnostic companies creating screening and diagnostic products such as Bosch, Cepheid (a Danaher company), Becton-Dickinson, bioMérieux, Accelerate Diagnostics, T2 Biosystems, GenMark (a subsidiary of Roche), Qiagen, Mobidiag (a Hologic company) and Luminex (a DiaSorin company).

We also face competition from commercial laboratories, such as Bio-Reference Laboratories, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics, Pathnostics, and EuroFins, which have strong infrastructure to support the commercialization of diagnostic laboratory services.

Competitors may develop their own versions of competing products in countries where we do not have patents or where our intellectual property rights are not recognized or using their own technologies that do not infringe on our intellectual property rights.

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

Our products and services are not covered by reimbursement by the Centers for Medicare & Medicaid Services (CMS) and other governmental and third-party payors. If we cannot convince our customers that the savings from use of our products and services will increase their overall reimbursement, our business could suffer.

Our products and services do not currently receive reimbursement from Medicare, Medicaid, other governmental payors or commercial third-party payors. Policy and rule changes in reimbursement announced by CMS, including potential financial incentives for reductions in healthcare-associated infections (HAI), and penalties and decreased Medicare reimbursement for patients with HAIs provide us with an opportunity to establish a business case for the purchase and use of our screening and diagnostic products and services. If we cannot convince our customers that the savings from use of our products and services will increase or stabilize their overall profitability and improve clinical outcomes, our business will suffer.

Failure in our information technology, storage systems or our AREScloud services could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology systems, which support our operations and our research and development efforts, as well as our storage systems and our analyzers. Due to the sophisticated nature of the technology we use in our products and service offerings, including our ARESdb and AREScloud services, we are substantially dependent on our information technology systems. Information technology systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses, ransomware attacks and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our ARESdb, could adversely affect our ability to operate our business. Any interruption in the operation of our ARESdb, due to information technology system failures, part failures or potential disruptions in the event we are required to relocate our instruments within our facility or to another facility, could have an adverse effect on our operations.

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

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, phishing attempts, ransomware attacks or other attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions.

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

Any such breach or interruption could compromise our networks, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the federal Health Insurance Portability and Accountability Act, or HIPAA, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform tests, provide test results, bill facilities or patients, process claims and appeals, provide customer assistance services, conduct research and development activities, collect, process and prepare Company financial information, provide information about our current and future solutions and other patient and clinician education and outreach efforts through our website, and manage the administrative aspects of our business and damage our reputation, any of which could adversely affect our business. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

In addition, the interpretation and application of consumer, health-related, privacy and data protection laws in the United States and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information. Our actual or perceived failure to comply with such obligations could harm our business.

We and our collaborators are subject to laws and regulations related to, among other things, privacy, data protection, information security and consumer protection across different markets where we conduct our business. Such laws and regulations govern the collection, processing, storage, transfer and use of data and are constantly evolving and changing. These laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data, and as such, are likely to remain uncertain for the foreseeable future.

Our actual or perceived failure to comply with such obligations could have an adverse effect on our business, operating results and financial operations. Complying with these numerous, complex, and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the potential or actual misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our collaborators or another third party, could adversely affect our business, financial condition, and results of operations, including but not limited to investigation costs, material fines and penalties, compensatory, special, punitive, and statutory damages, litigation, consent orders regarding our privacy and security practices, requirements that we provide notices, credit monitoring services, and/or credit restoration services or other relevant services to impacted individuals, adverse actions against our licenses to do business, reputational damage and injunctive relief. In addition, these and other requirements could limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, or cause regulators to reject, limit or disrupt our clinical trial activities.

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

If we are unable to develop products to keep pace with rapid technological, medical and scientific change, our operating results and competitive position could be harmed. New test development involves a lengthy and complex process, and we may not be successful in our efforts to develop and commercialize our diagnostic products and services. The further development and commercialization of additional diagnostic product and service offering are key to our growth strategy.

A key element of our strategy is to discover, develop, validate and commercialize a portfolio of additional diagnostic products and services to rapidly diagnose pathogens and AMR and effectively treat MDRO infections and reduce the associated costs to patients, inpatient facilities and the healthcare industry. We cannot assure you that we will be able to successfully complete development of or commercialize any of our planned future products and services, or that they will be clinically usable. The product development process involves a high degree of risk and may take up to several years or longer. Our new product development efforts may fail for many reasons, including:

●	failure of the tests at the research or development stage;
●	lack of clinical validation data to support the effectiveness of the tests;
●	delays resulting from the failure of third-party suppliers or contractors to meet their obligations in a timely and cost-effective manner;
●	failure to obtain or maintain necessary certifications, licenses, clearances or approvals to market or perform the test; or
●	lack of commercial acceptance by inpatient healthcare facilities and commercial partners.

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

If our acquired in-process research and development costs or finite-lived tangible and intangible assets or any future goodwill become impaired in the future, we may be required to record non-cash charges to earnings, which could be material and could reduce stockholders’ equity or otherwise adversely affect the Company’s financial condition.

We review long-lived assets, including property and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, an impairment is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, extended period of idleness or a likely sale or disposal of the asset before the end of its estimated useful life. For example, in 2021, the Company had determined that the right-of-use asset associated with the Company’s San Diego, California office lease may not be recoverable, and, as a result, the Company recorded an impairment charge of $171 thousand during the six months ended June 30, 2021. There can be no assurance that our other long-lived assets and intangible assets will not be further impaired. If our property and equipment and identifiable amortizing intangible assets are determined to be impaired in the future, we may be required to record non-cash charges to earnings during the period in which the impairment is determined, which could be material and have an adverse effect on our financial position and results of operations.

In addition, we review and test goodwill for impairment at least annually and whenever changes in circumstances indicate that the carrying value of the goodwill may not be recoverable. The impairment test for goodwill consists of comparing the fair value of the reporting unit and acquired in-process research and development projects (IPR&D), which is estimated using both the income and market approach, to its carrying value. The process of impairment testing for our goodwill involves a number of judgments and estimates made by management including future cash flows, revenue growth rates, profitability assumptions, terminal growth rates and discount rates with regards to our reporting unit. Our internally generated long-range plan includes assumptions regarding pricing and operating forecasts for our products and technologies. For instance, based on the goodwill impairment assessment performed during the quarter ended September 30, 2022, and primarily due to recent changes in the Company’s stock price and market capitalization, it was determined that goodwill was impaired. As a result, the Company recorded a one-time non-cash goodwill impairment charge in the full amount of $6,940,549 for the year ended December 31, 2022. In addition, during the Company’s annual impairment test for its IPR&D intangible asset, it was determined that the infinite-lived intangible asset was impaired because although the Company has an ongoing collaboration utilizing the intangible asset, the current contracted cash flow associated with this collaboration and projected future cash flows did not support the carrying amount. As a result, the Company recorded an impairment charge in the amount of $5,407,699 for the year ended December 31, 2022. Accordingly, if the judgments and estimates used in such analyses are not realized or are affected by external factors, our actual results may not be consistent with such judgments and estimates, and we may be required to record further impairment of the Company’s assets in the future, which could be material, could reduce stockholders’ equity and have an adverse effect on our financial position and results of operations.

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

We cannot assure you that we will be able to continue to comply with the Nasdaq Minimum Bid Price Rule or other continued listing standards of the Nasdaq Capital Market. If we are unable to maintain compliance with such standards, we could be subject to delisting or other adverse action, which could negatively impact the trading of our common stock.

In January 2023, we effected a one-for-twenty reverse stock split of our common stock (the “2023 Reverse Stock Split”) in order to regain compliance with the Nasdaq Listing Rule requiring a minimum closing bid price of at least $1.00 per share. Although the 2023 Reverse Stock Split allowed us to regain compliance with the minimum bid price rule, there can be no assurance that the market price of our common stock following the 2023 Reverse Stock Split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split and, in some cases, at a rate greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain compliance with Nasdaq’s minimum bid price rule requirements or other listing standards. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so.

The 2023 Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the 2023 Reverse Stock Split given the reduced number of shares outstanding after the 2023 Reverse Stock Split, especially if the market price of our common stock does not increase as a result of the 2023 Reverse Stock Split. In addition, the 2023 Reverse Stock Split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the 2023 Reverse Stock Split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

There can be no assurance that the 2023 Reverse Stock Split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

The market price of our common stock and the trading volume of our common stock has been, and may continue to be, highly volatile, and such volatility could cause the market price of our common stock to decrease.

During 2022, the market price of our common stock fluctuated from a low of $2.40 per share to a high of $22.20 per share, and our stock price continues to fluctuate. The market price and trading volume of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	our ability to grow our revenue and customer base;
●	the announcement or the market introduction of new products or product enhancements by us or our competitors;
●	the trading volume of our common stock;
●	developments concerning regulatory oversight and approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
●	successes or challenges in our collaborative arrangements or alternative funding sources;
●	developments in the health care and life science industries;
●	the results of product liability or intellectual property lawsuits;
●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and Russia’s war on Ukraine;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions that could adversely affect our business, financial condition or results of operations;
●	the continued impact of the COVID-19 pandemic on our business and operations;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general, and the market for health care and life sciences companies in particular, has recently experienced extreme price and volume fluctuations. The volatility of our common stock is further exacerbated due to its low trading volume. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of your investment.

Trading of our common stock is limited, and trading restrictions imposed on us by applicable regulations may further reduce trading in our common stock, making it difficult for our stockholders to sell their shares; and future sales of common stock could reduce our stock price.

Trading of our common stock is currently conducted on the NASDAQ Capital Market. The liquidity of our common stock is limited, including in terms of the number of shares that can be bought and sold at a given price and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, in the absence of a large market capitalization, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock. We cannot predict the prices at which our common stock will trade in the future, if at all.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of December 31, 2022, we had outstanding warrants to acquire 1,291,213 shares of our common stock, and stock options to purchase 107,597 shares of our common stock. A significant number of such warrants have exercise prices above our common stock’s recent trading prices, but the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. For example, our loan agreement with the European Investment Bank (EIB) restricts our ability to declare or pay dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for the foreseeable future.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, instability in inflation in U.S. and foreign markets, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including Russia’s war on Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including instability in inflation. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, distributors, manufacturers, and other partners may not survive an economic downturn or could be adversely affected by geopolitical events, such as the war in Ukraine, which could directly affect our ability to attain our operating goals on schedule and on budget.

A large base of individual stockholders may make it difficult for us to take action on certain corporate transactions and matters, which may limit the ability of the Company to enter into certain transaction.

We believe that we currently have a large base of individual stockholders instead of institutional investors. Procuring the vote of such stockholders in connection with certain corporate transactions and matters is difficult, time consuming and expensive. For example, in connection with the Company’s 2021 and 2022 Annual Meetings of stockholders, despite extensive efforts by the Company, we were unable to receive votes from a sufficient portion of our outstanding shares of common stock required to approve certain proposals submitted at such meeting.

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

We have limited experience in complying with the rules and regulations of the FDA and foreign regulatory authorities. The rapid diagnostic products regulated as medical devices, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, are subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations (QSR) for the manufacture, labeling, distribution and promotion of products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval, and with ISO regulations. The FDA enforces the QSR and similarly, other regulatory bodies with similar regulations enforce those regulations through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions against us: (1) untitled letters, Form 483 observations, warning letters, fines, injunctions, consent decrees and civil penalties; (2) unanticipated expenditures to address or defend such actions; (3) customer notifications for repair, replacement and refunds; (4) recall, detention or seizure of our products; (5) operating restrictions or partial suspension or total shutdown of production; (6) refusing or delaying our requests for De Novo classification, 510(k) clearance or premarket approval (PMA) of new products or modified products; (7) operating restrictions; (8) withdrawing granted De Novo classifications, 510(k) clearances or PMAs that have already been granted; (9) refusal to grant export approval for our products; or (10) criminal prosecution.

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

Modifications to our marketed products may require new 510(k) clearances, De Novo classifications or PMAs or, in the future, new CE-IVD markings that comply with the EU Regulation on In Vitro Diagnostic Medical Devices (IVDR), or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.

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

In 2017, the EU Regulation on In Vitro Diagnostic Medical Devices (Regulation (EU) 2017/746) was adopted. The IVDR became effective in May 2022, subject to certain extended transition periods for existing CE-IVD-marked products until the 2025 to 2027 time frame, and is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across European Economic Area. The IVDR introduced new classification rules for in vitro diagnostic medical devices and new regulatory requirements. Moreover, the scrutiny imposed by notified bodies for the technical documentation related to these devices will increase considerably. Complying with the requirements of this regulation may result in the reclassification of existing CE-IVD-marked products and will require filings with and recognition by the notified body or competent authority latest by the time the applicable extended transition period has expired. Additional filings and or modifications to products to comply with the IVDR could result in significant delays, increased costs associated with modification of a product, loss of revenue and other significant expenditures.

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

A significant portion of our current revenue and anticipated future revenue growth will come from international sources as we implement and expand overseas operations. Engaging in international business involves a number of difficulties and risks, including:

●	required compliance with existing and changing foreign health care and other regulatory requirements and laws, such as those relating to patient privacy;
●	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, or FCPA, data privacy requirements, labor laws and anti-competition regulations;
●	export or import restrictions;
●	various reimbursement and insurance regimes;
●	laws and business practices favoring local companies;
●	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
●	political and economic instability;
●	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
●	foreign exchange controls;
●	difficulties and costs of staffing and managing foreign operations; and
●	difficulties protecting or procuring intellectual property rights.

As we expand internationally, our results of operations and cash flows would become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States, Germany, and Austria. If the value of the U.S. dollar increases relative to foreign currencies in the future, in the absence of a corresponding change in local currency prices, our future revenue could be adversely affected as we convert future revenue from local currencies to U.S. dollars. Conversely, a weakening of the value of the U.S. dollar relative to foreign currencies would make our operations in Germany and Austria which operate in euros relatively more expensive. If we dedicate resources to our international operations and are unable to manage these risks effectively, our business, operating results and prospects will suffer.

We face the risk of potential liability under the FCPA for past international distributions of products and to the extent we distribute products or otherwise operate internationally in the future.

In the past, we have distributed certain of our products internationally, and in the future, we will distribute our products internationally and possibly engage in additional international operations. The FCPA prohibits companies such as us from engaging, directly or indirectly, in making payments to foreign government and political officials for the purpose of obtaining or retaining business or securing any other improper advantage, including, among other things, the distribution of products and other international business operations. We currently dedicate certain resources to comply with the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. Like other U.S. companies operating abroad, we may face liability under the FCPA if we, or third parties we have used to distribute our products or otherwise advance our international business, have violated the FCPA or any of the relevant international equivalents. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

Risks Related to Compliance with Healthcare and Regulations

Changes in healthcare policy, including legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and operations.

In March 2010, both the Patient Protection and Affordable Care Act, or Affordable Care Act, and the reconciliation law known as Health Care and Education Reconciliation Act, with the Affordable Care Act, the 2010 Health Care Reform Legislation, were enacted. The constitutionality of the 2010 Health Care Reform Legislation was confirmed twice by the Supreme Court of the United States. The 2010 Health Care Reform Legislation has changed the existing state of the health care system by expanding coverage through voluntary state Medicaid expansion, attracting previously uninsured persons through the health care insurance exchanges and by modifying the methodology for reimbursing medical services, drugs and devices. The U.S. Congress is seeking to replace the 2010 Health Care Reform Legislation. At this time, the Company is not certain as to the impact of federal health care legislation on its business.

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

The government has made enforcement of the false claims, anti-kickback, physician self-referral and various other fraud and abuse laws a major priority. In many instances, private whistleblowers also are authorized to enforce these laws even if government authorities choose not to do so. In most of these cases, private whistleblowers brought the allegations to the attention of federal enforcement agencies. The risk of our being found in violation of these laws and regulations is increased by the fact that some of the laws and regulations have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. We could be subject to enforcement actions under the following laws:

●	the federal Anti-Kickback Statute, which constrains certain marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
●	federal physician self-referral laws, such as the Stark Law, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibit submission of a claim for reimbursement pursuant to a prohibited referral; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The COVID-19 pandemic has, and other similar pandemic events may, adversely impact our business, financial condition and results of operations.

The COVID-19 pandemic and more recently possible endemic has continued to impact the global economy and has impacted our operations in the United States and abroad (including, in particular, China), including by negatively impacting our sales and revenue. As a result, we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic. We have experienced significant reductions in the demand for certain of our products, particularly due to the decline in elective medical procedures and medical treatment unrelated to COVID-19, which negatively impacted our revenues in fiscal years 2020 and 2021 as well as into 2022. As the COVID-19 pandemic or endemic continues, we expect to continue to experience weakened demand for these products as a result of the reduction in elective and nonessential procedures, lower utilization of routine testing and related specimen collection, reduced spending by customers due to funding diverted to fight COVID-19 and reduced demand from research laboratories and staffing shortages with many hospitals and labs as well as our own personnel.

Healthcare providers, including our strategic partners worldwide, spend significant time dealing with COVID-19, and may be unable to initiate or continue to participate in our clinical activities. For example, some clinical trial sites, most notably in China, have imposed and continue to maintain restrictions on site visits by sponsors and CROs, the initiation of new or execution of ongoing trials, and new patient enrollment to protect both site staff and patients from possible COVID-19 exposure and to focus medical resources on patients suffering from COVID-19. The COVID-19 pandemic may therefore delay initiation enrollment in and completion of our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Moreover, due to site and participant availability during the COVID-19 pandemic and in the interest of patient safety, many of our partners had paused new subject enrollment for most clinical trials during the earlier phase of the COVID-19 pandemic and might do so again.

For ongoing and/or planned future trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID-19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID-19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies, such as the supplemental clinical study in China. Further, health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies have had and may continue to have slower response times or be under-resourced, which could significantly delay the FDA’s ability to timely review and process any submissions we or our partners have filed or may file. The FDA in 2021 notified us that the agency would continue prioritizing emergency use authorization requests for diagnostic products intended to address the COVID-19 pandemic during 2021. Due to delays from such prioritization, we only received a clearance decision on our Acuitas AMR Gene Panel on September 30, 2021, which was originally targeted for a decision by mid-2020, and, more recently, we did not receive responses to our requests for pre-submission meetings for our other products.

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

At this point in time, there remains significant uncertainty relating to the potential effect of the coronavirus on our business and results of operations. As coronavirus and its mutations become endemic, it could have a continued negative impact on our ability to operate our business, financial condition and results of operations as well as virtual marketing, sales and customer service interactions not being as effective as in-person interactions. While several vaccines have been approved for use, and with vaccination programs successfully implemented in many countries, the limited acceptance of vaccination by many individuals in the United States as well as in Europe and globally, and potential failure to be effective for all known mutations of the SARS-CoV-2 virus still makes it hard to predict if and when the COVID-19 pandemic will subside and remain endemic.

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

U.S. state and local governments as well as many governments around the world had imposed orders, restrictions and recommendations resulting in closures of businesses, work stoppages, travel restrictions, quarantine orders, social distancing practices and cancellations of gatherings and events. Such orders, restrictions and recommendations, combined with fears of the spreading of COVID-19, had and may continue to cause certain of our customers to delay, cancel or reduce orders of our products and makes it difficult to facilitate meetings with current and potential customers, as our sales personnel often rely on in-person meetings and interaction with our customers. COVID-19 related restrictions have thus harmed our sales efforts, and continued restrictions could continue to have a negative impact on our sales and results of operations. We are unable to accurately predict how these factors will reduce our sales going forward and when these orders, restrictions and recommendations will be relaxed or lifted. There can be no assurances that our customers and distributors will resume purchases of our products upon termination of these governmental orders, restrictions and recommendations, particularly if there remains any continued community outbreak of COVID-19. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products. If our sales decline, or if such lost sales are not recoverable in the future, our revenues, business and results of operations will be significantly adversely affected.

General Risk Factors

We are dependent on the services of our management and other key personnel and members of our board of directors, and if we are not able to retain these individuals or recruit additional management, our business will suffer.

Our success depends in part on our continued ability to attract, retain, manage and motivate highly qualified management and other key personnel. We are highly dependent upon our senior management and other members of our management team. The loss of services of any of these individuals could cause the loss of critical Company knowledge and information, delay or prevent the successful development of our products, initiation or completion of our preclinical studies and clinical trials or the commercialization of our products. Although we have executed employment agreements or offer letters with each member of our senior management team, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future adversely affect our liquidity. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. At that time, most of our cash and cash equivalents were held at Silicon Valley Bank and our access to such funds was limited until the United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of Silicon Valley Bank would have access to all of their money starting March 13, 2023. While we have regained access to our funds at Silicon Valley Bank and are evaluating our banking relationships, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by events such as liquidity constraints or failures, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors may also adversely affect our ability to access our cash and cash equivalents at affected financial institutions.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us, or at all. Any decline in available funding or access to our cash and liquidity resources could, among other things, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Fluctuations in exchange rates could result in foreign currency exchange losses, which may adversely affect our financial condition, results of operations and cash flows.

We incur portions of our expenses and derive portions of our revenues in currencies other than U.S. dollars, in particular, the Euro. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. For example, while our U.S. operations use U.S. dollars, our foreign operations use Euros. In addition, depending on the jurisdiction, we may pay suppliers in either U.S. dollars or Euros. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. An increase in the value of the U.S. dollar against currencies in countries in which we conduct business could have a negative impact on our operating and research and development costs.

The value of the Euro against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Generally, to the extent that we need to convert U.S. dollars into Euro for our operations, appreciation of the Euro against the U.S. dollar would have an adverse effect on the Euro amount we would receive. Conversely, if we decide to convert our Euro into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the Euro would have a negative effect on the U.S. dollar amount we would receive. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employee benefits liability, property, umbrella, business interruption, workers’ compensation, product liability, errors and omissions, cybersecurity, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain whether taking advantage of the reduced disclosure requirements applicable to these companies will not make our common stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

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

Our ability to attract and retain customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States and continued high inflationary pressures. We cannot anticipate all the ways in which the current economic climate and financial market conditions, and those in the future, could adversely impact our business.

We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and diagnostic testing. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience reductions in revenues, profitability and/or cash flow. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, a substantial number of people may become uninsured or underinsured. To the extent such economic challenges result in less demand for our proprietary tests, our business, results of operations, financial condition and cash flows could be adversely affected. Also, inflationary pressures remain high, we are experiencing increases in operating costs, materials, and shipping expenses. If we are unable to pass these increased costs through to our customers, we may experience reductions in margin.

The Company’s certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit its stockholders' ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees.

The Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate”), provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the Company’s Certificate or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in the Company’s Certificate will not relieve the Company of its duties to comply with the federal securities laws and the rules and regulations thereunder, and stockholders of the Company will not be deemed to have waived the Company’s compliance with these laws, rules and regulations.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers or other employees, which may discourage lawsuits against the Company and its directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder would otherwise choose to bring the action, and such judgments or results may be more favorable to the Company than to its stockholders. However, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings. If a court were to find the exclusive forum provision contained in the Company’s Certificate to be inapplicable or unenforceable in an action, the Company might incur additional costs associated with resolving such action in other jurisdictions.

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

Curetis leases approximately 17,000 square feet of manufacturing and logistics space for its FDA registered manufacturing plant in Bodelshausen, Germany, which includes tailored cleanrooms, automated Application Cartridge manufacturing equipment and laboratory facilities. The lease term expires in June 2025. Furthermore, Curetis leases approximately 17,000 square feet of office and lab space at its FDA registered headquarters located in Holzgerlingen, Germany, which is used for research and development, operations, and general and administrative purposes. The lease term expires August 31, 2025, with a subsequent option to extend the term by another four years.

Ares Genetics leases 1,299 square feet of office space in Vienna, Austria under an operating lease that expires in March 2025. Additionally, Ares Genetics subleased 1,046 square feet of laboratory space in Vienna, Austria under an operating lease that expired in December 2022. In January 2023, Ares Genetics leased an approximately 5,000 square foot space for its bioinformatics and NGS lab facility. The lease term expires in December 2027 (see Note 12 to the consolidated financial statements of the Company included in this Annual Report).

Rent expenses under the Company’s facility operating leases for the years ended December 31, 2022 and 2021 were $594,569 and $1,019,785, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The Nasdaq Capital Market under the symbol “OPGN” since May 5, 2015. Prior to such time, there was no public market for our common stock.

Stockholder Information

As of December 31, 2022, there were approximately 35 stockholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

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

Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with our subsidiaries, Curetis GmbH and Ares Genetics GmbH, we are developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. The Company’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit. The Company exited its FISH business in early 2021, and the Company's corresponding license agreement with Life Technologies, a subsidiary of Thermo Fisher, was terminated as of June 30, 2021.

Following receipt of approval from stockholders at a special meeting of stockholders held on November 30, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-twenty reverse stock split of the issued and outstanding shares of common stock on January 5, 2023. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock split.

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (or AMR) genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g., for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of pneumonia in hospitalized patients. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. It also increases in elderly patients, transplant, cancer or other immunocompromised patients. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. The Company has commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with LRT infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. The Company believes the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the Centers for Disease Control, or CDC.

●	Following registration of the Unyvero instrument system as an IVD platform for the Chinese market in early 2021, the Company is supporting its strategic partner Beijing Clear Biotech (BCB) in pursuing execution of a supplemental clinical trial with the Unyvero HPN test. As requested by the Chinese regulatory authority NMPA, this study is geared towards generating additional data in China that will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past. Due to the continued impact of strict COVID-19 restrictions in China during 2022, the initiation of this supplementary study has been delayed, and the timing for its initiation remains uncertain. In the third quarter of 2022, regulatory advisors to BCB informed OpGen that the NMPA has implemented a mandatory new electronic filing regime that requires the Company to re-submit its filing seeking approval for the pneumonia cartridge under the new regime. The regulatory advisors currently estimate a total duration for the review and approval process to be between 24 to 30 months, and during that time, the clinical study is believed to take approximately 10 to 12 months.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD-marked in Europe, is currently being made available to laboratories in the United States as a research use only, or RUO, kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. The Company initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021 and have recently completed enrollment of more than 1,800 patient samples. Following the announcement of preliminary top line data in December 2022, the Company currently expects to conclude reference testing in early 2023, followed by a subsequent submission to the FDA.

●	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant of the ITI cartridge being developed for the U.S. market, has also been selected for analytical and clinical performance evaluation on the Unyvero A30 RQ platform including clinical trials towards a future U.S. FDA submission. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. The Company believes that Unyvero IJI could be useful in identifying pathogens as well as their AMR markers to help guide optimal antibiotic treatment for these patients.

●	In September 2021, the Company received clearance from the FDA for its Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic AMR markers in isolated bacterial colonies from 26 different pathogens. The Company believes the panel provides clinicians with a valuable diagnostic tool that informs about potential AMR patterns early and supports appropriate antibiotic treatment decisions in this indication. During 2022, the Company signed two commercial customer contracts and installed the first two systems for the Acuitas AMR Gene Panel for isolates. The Company expects to enter into additional commercial contracts that are currently in its funnel of contract proposals during 2023.

●	In September 2022, the Company signed a research and development collaboration agreement with the Foundation for Innovative New Diagnostics (FIND), the global alliance for diagnostics, which will fund the development of the A30 RQ platform for use in low- and middle-income countries (LMICs). The initial project focuses on a feasibility study for the rapid detection of AMR markers from blood culture. The feasibility phase of this research and development project is set to conclude in the first half of 2023 and is funded for €0.7 million (approximately $0.7 million).

●	In October 2022, the Company announced that its subsidiary Curetis and BioVersys AG, a Swiss biotech company developing novel antibiotics against drug resistant infections, entered into a collaboration agreement. Under that collaboration agreement, BioVersys will be using the Unyvero systems and HPN pneumonia test at all its sites for its upcoming BV100 phase II clinical trial.

●	The Company is also developing novel bioinformatics tools and solutions to accompany or augment its current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of the Company’s portfolio of IVD products or even as a standalone bioinformatics product.

●	The Company has started offering validated high-quality sequencing and analysis services with rapid turnaround times for key applications in microbiology. The unique and differentiated offering for rapid and comprehensive genetic characterization of bacterial isolates and interpretive services include whole genome sequencing, taxonomic identification and typing, detection of plasmids, and other mobile elements, AMR, and virulence markers. Furthermore, the RUO services provided by OpGen’s lab in Rockville, MD, will provide prediction of genomic antibiotic susceptibility based on the Company’s ARESdb database as well as specialized software for bacterial outbreak analysis via the Company’s AREScloud web application. These technologies are particularly applicable to programs of IPC, antibiotic stewardship and surveillance, all of which are part of the U.S. national strategy to protect against rising antimicrobial resistance.

OpGen has extensive offerings of additional IVD tests including CE-IVD-marked Unyvero tests for hospitalized pneumonia patients who are hospitalized, implant and tissue infections, intra-abdominal infections, complicated urinary tract infections, and blood stream infections. Its portfolio furthermore includes a CE-IVD-marked PCR based rapid test kit for SARS-CoV-2 detection in combination with its PCR compatible universal lysis buffer (PULB).

OpGen’s combined AMR bioinformatics offerings, when and if such products are cleared for marketing, will offer important new tools to clinicians treating patients with AMR infections. OpGen’s subsidiary Ares Genetics’ ARESdb is a comprehensive database of genetic and phenotypic information. ARESdb was originally designed based on the Siemens microbiology strain collection covering resistant pathogens and its development has significantly expanded, as a result of transferring data from the discontinued Acuitas Lighthouse into ARESdb to now cover more than 130,000 bacterial isolates that have been sequenced using Next Generation Sequencing, or NGS, technology and tested for susceptibility with applicable antibiotics from a range of over 100 antimicrobial drugs. In late 2021, Ares Genetics entered into a strategic database access deal with one of the world’s leading microbiology and IVD corporations for their non-exclusive access to approximately 1.1% of Ares Genetics’ total database asset at the time of signing. Ares Genetics continues to explore various discussions with several interested parties in potential future collaboration or licensing opportunities. Additional partnerships with a U.S. CLIA lab, a contract research organization (“CRO”), a major University Medical Center, the Belgian national reference laboratory at the University Hospital Leuven as well as several U.S. state reference labs have been initiated and are ongoing and the collaboration master service agreement with Sandoz has been extended until January 2025.

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

Our Unyvero A50 system tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with 2 to 5 minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ and, following the successful completion of a key development milestone, Curetis has completed final verification and validation testing of the A30 RQ instruments and, in addition to the new collaboration with FIND, is actively engaged in ongoing partnering discussions and due diligence.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. The Company’s partners include A. Menarini Diagnostics S.r.l. for Pan-European distribution to currently 12 countries and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. The Company has a network of distributors covering countries in Europe, the Middle East and Africa, Asia Pacific and Latin America.

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for its Unyvero UTI and IJI products as well as its Unyvero A30 RQ platform. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels, and FDA-cleared Acuitas AMR Gene Panel tests, as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and CROs. Curetis continues its efforts in ensuring compliance with the new In-Vitro-Diagnostic Device Regulation (IVDR) in the European Union (EU), which officially went into effect in May 2022. Given the limited number of designated EU Notified Bodies at this time, and with the recently approved EU commission proposal to provide for multi-year grace periods for IVD products with former In-Vitro-Diagnostic Device Directive (IVDD) CE marking, it is now possible for Curetis to continue its portfolio of existing CE-IVD-marked products until at least May 2025 and May 2026, respectively, as long as no material changes are being made to any of its products. Following May 2022, however, any new or changed CE-marked products will be required to be IVDR compliant from the outset.

The Company’s headquarters are in Rockville, Maryland, and its principal operations are in Rockville, Maryland, and Holzgerlingen and Bodelshausen, both in Germany. The Company also has operations in Vienna, Austria. The Company operates in one business segment.

Recent Developments

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. COVID-19 has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in the financial markets.

As a result of the outbreak, we have experienced a material impact on our business, financial condition and results of operations for the years ended December 31, 2022 and 2021 as well as significant business disruptions. For example, the recurring and ongoing COVID-19 related lockdowns and restrictions resulted in delays to the start of a clinical study required in China for our Unyvero HPN test. Furthermore, we have seen significant delivery delays and price increases as well as stockouts for the raw materials, including reagents and instrument components required to manufacture our products.

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

Financing Transactions

Since inception, the Company has incurred, and continues to incur, significant losses from operations. The Company has funded its operations primarily through external investor financing arrangements. The following financing transactions took place during 2021 and 2022:

●	On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 139,209 shares of common stock and (ii) 277,457 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 208,333 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $60.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $59.80. The pre-funded warrants were immediately exercisable, at an exercise price of $0.20, and could be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants have an exercise price of $71.00 per share, are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all 277,457 pre-funded warrants issued in the February 2021 Offering have been exercised.

●	On March 9, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the institutional investor (the “Holder”) from our 2020 PIPE. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 242,130 outstanding warrants acquired in the 2020 PIPE (the “Existing Warrants”) for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder new warrants (the “New Warrants”) to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the Existing Warrants pursuant to the Exercise Agreement for an aggregate of 157,385 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $71.20. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants (together, the “2021 Warrant Exercise”).

●	On October 18, 2021, the Company closed a registered direct offering (the “October 2021 Offering”) with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 375,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 375,000 shares of common stock at a conversion price of $40.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. Thereafter, all preferred stock was converted into 375,000 common shares in December 2021 so that there were no shares of preferred stock outstanding as of December 31, 2021. The warrants have an exercise price of $41.00 per share, will become exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

●	During the year ended December 31, 2021, the Company sold 34,000 shares of its common stock under an ATM Agreement consummated in February 2020, and subsequently amended and restated in November 2020, resulting in aggregate net proceeds of approximately $1.48 million, and gross proceeds of $1.55 million.

●	On June 24, 2022, the Company entered into an At-the-Market Offering Agreement (the “2022 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through Wainwright. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Agreement totaling $1.03 million in gross proceeds and $0.99 million in net proceeds.

●	On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a Securities Purchase Agreement entered into with a certain institutional investor (the “October 2022 Offering”). In the offering, the Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the Purchase Agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the close of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants have been exercised.

In addition, subsequent to December 31, 2022, on January 11, 2023, the Company closed a registered direct offering pursuant to a Securities Purchase Agreement entered into with a certain institutional investor (the “January 2023 Offering”) for the purchase of (i) 321,207 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 2,265,000 shares of Common Stock, (iii) Series A-1 common warrants to purchase an aggregate of 2,586,207 shares of Common Stock, and (iv) Series A-2 common warrants to purchase an aggregate of 2,586,207 shares of Common Stock. Each share of Common Stock and accompanying Series A-1 Warrant and Series A-2 Warrant was sold at a price of $2.90 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Series A-1 Warrant and Series A-2 Warrant was sold at an offering price of $2.89 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.50 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.8 million. The Common Warrants have an exercise price of $2.65 per share. The Series A-1 Warrants were immediately exercisable upon issuance, and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance, and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.01 per share of Common Stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023.

Financial Overview

Revenue

We recognize three types of revenues: product sales, laboratory services and collaboration revenue. We generate product revenues from sales of our products, including through our distribution partners, such as our Unyvero systems and our Acuitas AMR Gene Panel test. We also generate revenue from sales by OpGen’s subsidiary Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services relate to services that we and our subsidiaries provide to customers. Lastly, our collaboration revenues consist of revenue received from research and development collaborations that we have entered into with third parties, such as our collaboration agreement with FIND.

Cost of Products, Cost of Services, and Operating Expenses

Our cost of products consist of product and inventory costs, including materials costs and overhead, and other costs related to the recognition of revenue. Cost of services relate to the material and labor costs associated with providing our services. Research and development expenses currently consist primarily of expenses incurred in connection with our clinical and pre-clinical research activities, such as our prior clinical trials for our initiated clinical trial for the Unyvero UTI in the United States. Selling, general and administrative expenses consist of public company costs and salaries and related costs for administrative and sales and business development personnel.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues

	Years Ended December 31,
	2022	2021
Revenue
Product sales	$1,893,862	$2,656,669
Laboratory services	172,633	813,210
Collaboration revenue	540,798	836,152
Total revenue	$2,607,293	$4,306,031

The Company’s total revenue for the year ended December 31, 2022 decreased 39%, to $2.6 million from $4.3 million, when compared to the same period in 2021. This decrease is primarily attributable to:

●	Product Sales: the decrease in revenue of approximately 29% in 2022 compared to 2021 is primarily attributable to the Company completing the sale of non-exclusive access to a portion of the ARESdb content in 2021, but generating no such sales in 2022, as well as a decrease in the Company’s Unyvero product sales;

●	Laboratory Services: the decrease in revenue of approximately 79% in 2022 compared to 2021 is primarily attributable to a decrease in Ares Genetics’ laboratory services as well as fewer COVID testing services performed by the Company’s Curetis subsidiary; and

●	Collaboration Revenue: the decrease in revenue of approximately 35% in 2022 compared to 2021 is primarily attributable to the conclusion of non-recurring milestone-based revenue from the NYS project in 2021, partially offset by revenues from the Company’s FIND collaboration.

Operating expenses

	Years Ended December 31,
	2022	2021
Cost of products sold	$3,319,586	$2,295,828
Cost of services	104,405	552,620
Research and development	8,173,435	10,910,679
General and administrative	8,884,084	9,935,963
Sales and marketing	4,344,656	3,713,263
Impairment of right-of-use asset	—	170,714
Impairment of intangible assets	5,407,699	—
Goodwill impairment charge	6,940,549	—
Total operating expenses	$37,174,414	$27,579,067

The Company’s total operating expenses for the year ended December 31, 2022 increased 35%, to $37.2 million from $27.6 million, when compared to the same period in 2021. This increase is primarily attributable to:

●	Costs of products sold: expenses for the year ended December 31, 2022 increased approximately 45% when compared to the same period in 2021. The increase in cost of products sold is primarily attributable to increases in inventory reserves of approximately $1.6 million for obsolescence, expirations, and slow-moving inventory;

●	Costs of services: expenses for the year ended December 31, 2022 decreased approximately 81% when compared to the same period in 2021. The decrease in cost of services is primarily attributable to the decrease in laboratory service and collaboration revenues in 2022;

●	Research and development: expenses for the year ended December 31, 2022 decreased approximately 25% when compared to the same period in 2021. The decrease in research and development expenses is primarily attributable to a reduction in payroll related costs resulting primarily from streamlining operations and reducing headcount in research and development and operations at our Rockville headquarters;

●	General and administrative: expenses for the year ended December 31, 2022 decreased approximately 11% when compared to the same period in 2021, primarily due to a reduction in payroll related costs;

●	Sales and marketing: expenses for the year ended December 31, 2022 increased approximately 17% when compared to the same period in 2021, primarily due to the expansion of the Company’s sales force as well as their participation in an increasing number of international and domestic trade shows and exhibitions as the COVID-19 pandemic is gradually brought under control;

●	Impairment of right-of-use asset: impairment of right-of-use asset for the year ended December 31, 2021 represents the impairment of our San Diego, California ROU asset due to the abandonment of Curetis’ San Diego, California office, prior to the move to OpGen’s headquarters in Maryland following the combination;

●	Impairment of intangible assets: impairment of intangible assets for the year ended December 31, 2022 represents the impairment of the Company’s infinite-lived intangible asset because although the Company has an ongoing collaboration utilizing the indefinite-lived intangible asset, the current contracted cash flow associated with this collaboration and projected future cash flows did not support the carrying amount; and

●	Goodwill impairment charge: goodwill impairment charge for the year ended December 31, 2022 represents the impairment of the Company’s goodwill primarily due to decreases in the Company’s stock price and market capitalization.

Other expense

	Years Ended December 31,
	2022	2021
Gain on extinguishment of debt	$—	$259,353
Warrant inducement expense	—	(7,755,541)
Interest expense	(3,256,410)	(4,799,331)
Foreign currency transaction gains	379,622	891,223
Change in fair value of derivative financial instruments	113,741	(129,731)
Interest and other income	46,935	45,179
Total other expense	$(2,716,112)	$(11,488,848)

Other expense for the year ended December 31, 2022 decreased to a net expense of $2.7 million from a net expense of $11.5 million in the same period in 2021. The decrease was primarily due to warrant inducement expense recorded in 2021 and decreased interest expense as a portion of the debt has been repaid.

Liquidity and Capital Resources

At December 31, 2022, the Company had cash and cash equivalents of $7.4 million, compared to $36.1 million at December 31, 2021. The Company has funded its operations primarily through external investor financing arrangements and has raised significant funds in 2022 and 2021, including:

●	On February 11, 2021, we closed the February 2021 Offering for the purchase of (i) 139,209 shares of common stock, (ii) 277,457 pre-funded warrants, and (iii) unregistered common share purchase warrants to purchase 208,333 shares. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million.

●	On March 9, 2021, we closed the 2021 Warrant Exercise resulting in the issuance of 242,130 shares of common stock and raising gross proceeds of approximately $9.65 million and net proceeds of $9.3 million.

●	On October 18, 2021, we closed the October 2021 Offering of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 375,000 shares of common stock. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

●	During the year ended December 31, 2021, we sold 34,000 shares of common stock under an ATM Agreement resulting in aggregate net proceeds to us of approximately $1.48 million, and gross proceeds of $1.55 million.

●	On June 24, 2022, we entered into the 2022 ATM Agreement with Wainwright, as a sales agent, pursuant to which the Company may offer and sell from time to time in an at the market offering, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through the sales agent. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds.

●	On October 3, 2022, we closed the October 2022 Offering for the purchase of 268,000 shares of the Company’s common stock, 33,810 shares of the Company’s Series C Mirroring Preferred Stock, and pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. The October 2022 Offering raised aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million.

●	In addition, subsequent to December 31, 2022, on January 11, 2023, we closed the January 2023 Offering for the purchase of (i) 321,207 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2,265,000 shares of Common Stock, (iii) Series A-1 common warrants to purchase an aggregate of 2,586,207 shares of Common Stock, and (iv) Series A-2 common warrants to purchase an aggregate of 2,586,207 shares of Common Stock. The January 2023 Purchase Agreement raised aggregate gross proceeds of approximately $7.50 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.8 million.

We expect that we will need to obtain additional funding to sustain our future operations and while we have successfully raised capital in the past, the ability to raise capital in future periods is not assured. Based on our available cash as of December 31, 2022, we will need to raise additional capital in the next twelve months to continue as a going concern. Management’s plan to obtain additional capital may include additional equity or debt financings.

On March 10, 2023, the Company learned that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, due to the sudden and massive financial collapse of the bank. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the SVB receivership (the “Statement”). The Statement provided that “[d]epositors will have access to all of their money starting Monday, March 13.” At the time, the Company had most of its cash and cash equivalents held in deposit accounts at SVB, which the Statement said the Company would have access to starting on March 13, 2023. While we have regained access to our accounts at Silicon Valley Bank and are evaluating our banking relationships, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Sources and uses of cash

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(20,449,698)	$(21,479,277)
Net cash used in investing activities	(590,772)	(1,983,614)
Net cash (used in) provided by financing activities	(6,735,681)	47,451,431

Net cash used in operating activities

Net cash used in operating activities in 2022 consisted primarily of our net loss of $37.3 million, reduced by certain non-cash items, including depreciation and amortization expense of $1.6 million, non-cash interest of $2.4 million, change in inventory reserve of $1.6 million, share-based compensation of $1.0 million, impairment of intangible assets of $5.4 million, and goodwill impairment charge of $6.9 million, partially offset the net change in operating assets and liabilities of $2.0 million. Net cash used in operating activities in 2021 consisted primarily of our net loss of $34.8 million, reduced by certain non-cash items, including warrant inducement expense of $7.8 million, depreciation and amortization expense of $2.7 million, non-cash interest of $4.0 million, share-based compensation of $0.9 million, partially offset by gains on debt forgiveness of $0.3 million and the net change in operating assets and liabilities of $2.1 million.

Net cash used in investing activities

Net cash used in investing activities in 2021 and 2022 consisted of the purchase of property and equipment.

Net cash (used in) provided by financing activities

Net cash used in financing activities in 2022 of $6.7 million consisted primarily of payment on debt of $10.8 million, partially offset by net proceeds from the October 2022 Offering of $3.1 million and ATM offerings of $1.0 million. Net cash provided by financing activities in 2021 of $47.5 million consisted primarily of net proceeds from the February 2021 Offering, 2021 Warrant Exercise, and October 2021 Offering.

Contractual Commitments

OpGen’s subsidiary, Curetis, has contractual commitments under its 2016 senior, unsecured loan financing facility of up to €25.0 million with the European Investment Bank (“EIB”). Following the consummation of our business combination with Curetis in April 2020, the Company guaranteed Curetis’ obligations under the loan financing facility. Curetis drew down three tranches under the facility: €10.0 million in April 2017, €3.0 million in June 2018, and €5.0 million in June 2019. The first and second tranches have a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and an additional 6% interest per annum that is deferred and payable at maturity together with the principal. The third tranche originally had a 2.1% PPI. Upon maturity of the third tranche, which is not before approximately mid-2024 (and no later than mid-2025), the EIB would have been entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of an amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

As of December 31, 2022, the outstanding borrowings under all tranches were €12.6 million (approximately USD $13.5 million), including deferred interest payable at maturity of €1.9 million (approximately USD $2.0 million). On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”), which amended the EIB loan facility. The 2022 EIB Amendment restructured the first tranche of approximately €13.4 million (including accumulated and deferred interest) of the Company’s indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over a twelve-month period beginning in May 2022. As a result, the Company has paid eight monthly installments totaling approximately €5.6 million through December 2022, and the Company will pay the remaining four monthly installments through April 2023 totaling approximately €2.8 million. The 2022 EIB Amendment also provides for the increase of the PPI of the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024.

The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest remain unchanged. Accordingly, unless the indebtedness is further restructured, approximately €4.0 million and €6.7 million for the second and third tranches will become due and payable by the Company in June 2023 and June 2024, respectively.

Funding requirements

Our primary use of cash is to fund operating expenses, including our research and development and commercialization expenditures as well as general administrative and corporate purposes. Our future funding requirements will depend on many factors, including the following:

●	the initiation, progress, timing, costs and results of research and development programs, including analytical studies and clinical trials for our products;

●	the clinical development plans we establish for these products;

●	the number and characteristics of products that we develop;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the terms of our existing and any future license or collaboration agreements we may choose to enter into, including the amount of upfront, milestone and royalty obligations;

●	the other costs associated with in-licensing new technologies, such as any increased costs of research and development and personnel;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;

●	the effect of competing technological and market developments;

●	the degree of commercial success achieved following the successful completion of development and regulatory approval activities for our products;

●	the cost to establish and maintain collaborations on favorable terms, if at all; and

●	the cost to comply with our obligations as a public company.

We intend to spend substantial amounts on research and development activities, including product development, regulatory and compliance, clinical studies in support of our future product offerings, and commercial activities. In addition, as of December 31, 2022, we had approximately $13.5 million, including deferred interest of approximately $2.0 million, due under our senior, unsecured loan financing facility with the EIB. Approximately $4.2 million is due under such facility in June 2023. Management may repay such amount in cash or through the issuance of additional equity to the EIB or other restructuring transactions with the EIB. We cannot assure you that additional financing will not be required in the future to support our operations. We intend to use financing opportunities strategically to continue to strengthen our financial position.

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

Revenue Recognition

The Company derives revenues from (i) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel test products, and SARS CoV-2 tests, (ii) providing laboratory services, (iii) providing collaboration services including funded software arrangements, license arrangements, and the FIND NGO collaboration on our Unyvero A30 platform, and (iv) granting access to a subset of the proprietary ARESdb data asset.

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

Valuation of Inventory

The Company’s inventory includes Unyvero system instruments, Unyvero cartridges, reagents and components for Unyvero, Acuitas, Curetis SARS CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services. The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $1,694,843 at December 31, 2022.

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

Acquired In-Process Research & Development (IPR&D) represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. During the Company’s annual impairment test for its IPR&D intangible asset, it was determined that the infinite-lived intangible asset was impaired because although the Company has an ongoing collaboration utilizing the intangible asset, the current contracted cash flow associated with this collaboration and projected future cash flows did not support the carrying amount. As a result, the Company recorded an impairment charge in the amount of $5,407,699 for the year ended December 31, 2022.

Goodwill represented the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. The Company conducts an impairment test of goodwill on an annual basis as of December 31 of each year and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. As circumstances changed during the year ended December 31, 2022, that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses, assessing trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of global unrest and the COVID-19 pandemic on the Company and its performance. Based on the analysis performed, and primarily due to changes in the Company’s stock price and market capitalization in the third quarter of 2022, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the full amount of $6,940,549 for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Company did not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2022, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its statement "Internal Control-Integrated Framework (2013)."

Based on this assessment, management has concluded that, as of December 31, 2022, internal control over financial reporting is effective based on these criteria.

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

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the similarly named section of our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, the related notes to the consolidated financial statements and the report of CohnReznick LLP, independent registered public accounting firm, are filed herewith following the signature page.

(a)(2) Financial Statement Schedules.

Not applicable.

(a)(3) Exhibits: See below

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015)

3.1.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant, dated June 6, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on June 6, 2016)

3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated and filed with the Delaware Secretary of State on January 17, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 17, 2018)

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on August 28, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 28, 2019)

3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on October 29, 2021)

3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on December 9, 2021 (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on October 29, 2021)

3.1.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on January 4, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2023)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form S-1, File No. 333-202478, filed on March 3, 2015)

3.3	Amendment to the Amended and Restated Bylaws of OpGen, Inc., dated August 5, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020)

3.4	Amendment to the Amended and Restated Bylaws of OpGen, Inc., dated October 15, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021)

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Mirroring Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022)

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrants Annual Report on Form 10-K, filed on March 24, 2020)

4.2	Form of 2015 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.6 of Form S-1/A, File No. 333-202478, filed on March 20, 2015)

4.3	Form of Underwriters’ Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015)

4.4	Form of Warrant to Purchase Common Stock (issued to jVen Capital, LLC and Merck Global Health Innovation Fund) (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K Amendment No. 2, filed on July 10, 2017)

4.5	Form of Offered Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.8 of Form S-1/A, File No. 333-202478, filed on April 23, 2015)

Exhibit Number	Description
4.6	Form of 2016 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on May 17, 2016)

4.7	Form of Common Stock Purchase Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrants Form S-1, Amendment No. 2, File No. 333-218392, filed on July 11, 2017)

4.8	Form of Placement Agent Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1, File No. 333-218392, filed on July 11, 2017)

4.9	Form of Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.10	Form of Placement Agent Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrants Form S-1/A, File No. 333-222140, filed on January 31, 2018)

4.11	Form of Underwriter’s Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.10 to the Registrants Form S-1/A, File No. 333-233775, filed on October 11, 2019)

4.12	Form of Common Stock Purchase Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.11 to the Registrants Form S-1/A, File No. 333-233775, filed on October 15, 2019)

4.13	Form of Common Stock Purchase Warrant for 2020 PIPE (incorporated by reference to Exhibit 4.1 to the Registrants, Current Report on Form 8-K, filed on November 24, 2020)

4.14	Form of Pre-Funded Common Stock Purchase Warrant for 2020 PIPE (incorporated by reference to Exhibit 4.2 to the Registrants, Current Report on Form 8-K, filed on November 24, 2020)

4.15	Form of Common Stock Purchase Warrant for 2021 Offering (incorporated by reference to Exhibit 4.2 to the Registrants, Current Report on Form 8-K, filed on February 10, 2021)

4.16	Form of Pre-Funded Common Stock Purchase Warrant for 2021 Offering (incorporated by reference to Exhibit 4.1 to the Registrants, Current Report on Form 8-K, filed on February 10, 2021)

4.17	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrants, Current Report on Form 8-K, filed on March 9, 2021)

4.18	Form of Common Stock Purchase Warrant for October 2021 Offering (incorporated by reference to Exhibit 4.1 to the Registrants Form 8-K, filed on October 15, 2021)

4.19	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022)

4.20	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022)

4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2023)

4.22	Form of Series A-1 and Series A-2 Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2023)

Exhibit Number	Description
4.23 *	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 of Form S-1, File No. 333-202478, filed on March 3, 2015)

10.2 !	2015 Equity Incentive Plan, as amended and restated on March 29, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018)

10.3 !*	Non-Employee Director Compensation Policy

10.4	Warrant Agreement, dated as of May 8, 2015, between the Registrant and Philadelphia Stock Transfer, Inc., as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 13, 2015)

10.5 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for employees and consultants (incorporated by reference to Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017)

10.6 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (initial grant) (incorporated by reference to Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017)

10.7 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (annual grant) (incorporated by reference to Exhibit 10.9.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017)

10.8 !	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed March 24, 2017)

10.9 !	OpGen, Inc. Retention Plan for Executives (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018)

10.10 !	Managing Director’s Employment Contract by and between Curetis GmbH and Johannes Bacher, dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

10.11 !

Executive Employment Agreement by and between the Company and Oliver Schacht, dated as of October 29, 2020. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).

10.12 !

Executive Employment Agreement by and between the Company and Albert Weber, dated as of November 11, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2021)

10.13 !	2020 Stock Options Plan, dated September 30, 2020 (incorporated by reference to Exhibit 10.3 to the Registrants Quarterly Report on Form 10-Q filed on November 16, 2020)

10.14 !	Form of Director Grant to the 2020 Stock Options Plan (incorporated by reference to Exhibit 10.4 to the Registrants Quarterly Report on Form 10-Q filed on November 16, 2020)

10.15	Form of Employee Grant to the 2020 Stock Options Plan (incorporated by reference to Exhibit 10.5 to the Registrants Quarterly Report on Form 10-Q filed on November 16, 2020)

10.16	Form of Securities Purchase Agreement, dated February 9, 2021, by and between OpGen, Inc. and the purchaser party thereto for 2021 Offering (incorporated by reference to Exhibit 10.1 to the Registrants, Current Report on Form 8-K, filed on February 10, 2021)

10.17

Placement Agent Agreement, dated February 9, 2021, by and between OpGen, Inc. and A.G.P./Alliance Global Partners for 2021 Offering (incorporated by reference to Exhibit 10.2 to the Registrants, Current Report on Form 8-K, filed on February 10, 2021)

Exhibit Number	Description
10.18	Form of Warrant Exercise Agreement, dated as of March 9, 2021, by and between OpGen, Inc. and the Holder (incorporated by reference to Exhibit 10.1 to the Registrants, Current Report on Form 8-K, filed on March 9, 2021)

10.19	Letter Agreement, dated as of March 9, 2021, by and between A.G.P./Alliance Global Partners and OpGen Inc. (incorporated by reference to Exhibit 10.2 to the Registrants, Current Report on Form 8-K, filed on March 9, 2021)

10.20	Form of Securities Purchase Agreement, dated September 30, 2022, by and between OpGen, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022)

10.21	Form of Warrant Amendment Agreement, dated September 30, 2022, by and between OpGen, Inc. and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022)

10.22	Waiver and Amendment Letter, dated May 23, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2022)

10.23	At the Market Offering Agreement, dated June 24, 2022, by and between OpGen, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).

10.24	Form of Securities Purchase Agreement, dated January 6, 2023, by and between OpGen, Inc. and the investor party there to (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023)

10.25	Amendment and Restatement Agreement, dated as of July 9, 2020, by and among Curetis GmbH, as borrower, the Company, as guarantor, Ares Genetics GmbH, as guarantor, and European Investment Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020)

10.26 #	Finance Contract, as amended and restated pursuant to the First Amendment and Restatement Agreement dated May 20, 2019 and the Second Amendment and Restatement Agreement dated as of July 9, 2020, by and between the European Investment Bank and Curetis GmbH (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020)

10.27	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020)

10.28	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and Ares Genetics (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020)

10.29	Exclusive International Distributor Agreement, dated as of September 25, 2015, between Curetis AG and Beijing Clear Biotech Co. Ltd (incorporated by reference to Exhibit 10.32 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.30	Amendment 1 to the Exclusive International Distributor Agreement, dated as of October 11, 2018, between Curetis GmbH and Beijing Clear Biotech (incorporated by reference to Exhibit 10.32.2 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.31	Non-Exclusive Patent License and Research Collaboration Agreement, dated as of October 5, 2015, between Acumen Research Laboratories Pte Ltd and Curetis AG (incorporated by reference to Exhibit 10.33 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.32	Exclusive International Distributor Agreement, dated as of October 5, 2015, between Curetis AG and Acumen Research Laboratories Pte Ltd (incorporated by reference to Exhibit 10.34.1 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.33	Amendment 1 to the Exclusive International Distributor Agreement, dated as of November 15, 2015, between Curetis GmbH and Acumen Research Laboratories Pte Ltd (incorporated by reference to Exhibit 10.34.2 to the Registrant’s Form S-4/A filed on December 20, 2019)

Exhibit Number	Description
10.34	Technology Transfer, Technical Cooperation and License Agreement, dated as of September 7, 2016, by and between Curetis GmbH and Siemens Technology Accelerator GmbH (incorporated by reference to Exhibit 10.35.1 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.35 *	First Amendment Agreement to the Technology Transfer, Technical Cooperation and License Agreement, dated as of May 17, 2018, by and between Ares Genetics GmbH and Siemens Technology Accelerator GmbH (incorporated by reference to Exhibit 10.35.2 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.36	Technology Purchase Agreement, dated as of December 13, 2016, between Systec Elektronik und Software GmbH, Carpegen GmbH and Curetis GmbH (incorporated by reference to Exhibit 10.38 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.37	Services Frame Agreement, dated as of December 14, 2018, between Ares Genetics GmbH and Sandoz International GmbH (incorporated by reference to Exhibit 10.39.1 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.38	Work Order Agreement, dated as of December 14, 2018, between Ares Genetics GmbH and Sandoz International GmbH (incorporated by reference to Exhibit 10.39.2 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.39	License Agreement, dated as of February 18, 2019, between Ares Genetics GmbH and QIAGEN GmbH and the QIAGEN Affiliates (incorporated by reference to Exhibit 10.40.1 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.40	First Amendment to License Agreement, dated as of September 18, 2019, between Ares Genetics GmbH and QIAGEN GmbH (incorporated by reference to Exhibit 10.40.2 to the Registrant’s Form S-4/A filed on December 20, 2019)

10.41	Lease Agreement, dated as of November 11, 2020, between the Registrant and Key West MD Owner, LLC (the "Landlord") (incorporated by reference to Exhibit 10.6 to the Registrants Quarterly Report on Form 10-Q filed on November 16, 2020)

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of CohnReznick LLP

24.1	Power of Attorney (included on signature page hereto)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Stockholders’ Equity, (iv) Statements of Cash Flows and (v) the Notes to the Financial Statements

*	Filed herewith
!	Denotes management compensation plan or contract
#	Subject to confidential treatment request for certain portions of the agreement

(c) Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPGEN, INC.

By:	/s/ Oliver Schacht
Oliver Schacht, Ph.D.
Chief Executive Officer

Date: March 30, 2023

By:	/s/ Albert Weber
Albert Weber
Chief Financial Officer

Date: March 30, 2023

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

Signature	Title	Date

/s/ Oliver Schacht, Ph.D.	Chief Executive Officer and Director	March 30, 2023
Oliver Schacht, Ph.D.	(principal executive officer)

/s/ Albert Weber	Chief Financial Officer	March 30, 2023
Albert Weber	(principal financial officer and principal accounting officer)

/s/ Mario Crovetto	Director	March 30, 2023
Mario Crovetto

/s/ R. Donald Elsey	Director	March 30, 2023
R. Donald Elsey

/s/ Prabha Fernandes	Director	March 30, 2023
Prabha Fernandes

/s/ Yvonne Schlaeppi	Director	March 30, 2023
Yvonne Schlaeppi

/s/ William Rhodes	Director	March 30, 2023
William Rhodes

OPGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of OpGen, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OpGen, Inc and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

As of December 31, 2022, the Company had $3.65 million of inventory which included $1.01 million of raw materials and supplies, $0.04 million in work-in-process and $2.60 million in finished goods. As disclosed in Note 3 to the financial statements, inventories are stated at the lower of cost or net realizable value. The Company assesses its inventory levels along with its purchase commitments each reporting period that is either expected to be at risk of expiration prior to sale or has a cost basis in excess of its net realizable value. The Company’s evaluation takes into consideration historic usage, forecasted demand, probability of regulatory approval and anticipated sales price. The Company uses the most recently developed sales forecast to refine the estimated demand to adjust for circumstances in which historical sales are not expected to be representative of future demand including new products with little or no historical demand, products being replaced or discontinued for which demand is expected to decrease, or other customer specific or economic factors.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of internal controls over the Company’s excess or obsolete inventory estimation process, including management’s assessment of the assumptions and data underlying the excess or obsolete inventory reserves. Our substantive audit procedures included, among others, evaluating the significant assumptions stated above and the reasonableness of the underlying data used in management’s excess or obsolete inventory assessment. We compared on hand inventories to demand forecasts, assessed the reasonableness of management’s demand forecasts through testing historical sales quantities, and evaluated adjustments to demand forecasts for specific product considerations, such as specific customer demand.

Impairment Assessments-Goodwill, Acquired In-Process Research and Development Costs and Finite-lived Intangibles

As disclosed in Note 3 to the financial statements, the Company has recorded goodwill, acquired in-process research and development costs (“IPR&D”) and finite-lived intangibles in connection with the acquisition of Curetis GmbH on April 1, 2020. These assets are assessed for impairment at least annually, as of the last day of the Company’s fourth fiscal quarter, or more frequently should a triggering event occur. During the third quarter of 2022, due to a sustained decline in the quoted market price of its common stock, the Company performed an interim impairment analysis using the market approach which resulted in the recognition of a goodwill impairment charge of $6.9 million. During the fourth quarter of 2022, the Company performed its annual impairment analysis using an income approach which resulted in the recognition of IPR&D impairment expense of $5.4 million. The Company evaluates finite-lived intangible assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the assets. In performing both the discounted and undiscounted cash flow analyses, management makes various judgments, estimates, and assumptions related to future development costs, revenue growth rates, operating profit margins, terminal growth rates, and discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of impairment charges, or both.

We identified the valuations performed in connection with the impairment assessments of goodwill, IPR&D and finite-lived intangibles as a critical audit matter. The impairment assessments required significant judgments related to (i) forecasted financial information, including the estimation of future development costs, the probability of success in various phases of its development program and potential post-launch cash flows, and (ii) estimate of risk-adjusted weighted average cost of capital. Due to the Company’s limited historical experience, the inherent uncertainty involved in estimating the future cash flows and the risk-adjusted weighted average cost of capital, and the complexity of the impairment methodology utilized by management, auditing the impairment analysis required increased auditor effort, including the use of valuation specialists. Given these factors, the related audit effort in evaluating management’s judgements was especially challenging, subjective, and complex and required a high degree of auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of internal controls over the Company’s impairment assessments, including management’s assessment of the assumptions and data underlying the projected future cash flows. Our substantive audit procedures included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit and IPR&D; (ii) evaluating the appropriateness of the discounted and undiscounted cash flow analyses; (iii) testing the reasonableness of underlying data used in the analyses; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, operating profit margin rates, terminal growth rates, and discount rates. Evaluating management’s assumptions related to revenue growth rates, operating profit margin rates, and terminal growth rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting unit and products and technologies; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. In addition, we tested the reconciliation of the fair value of the reporting unit developed by management to the market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness. Professionals with specialized valuation skill and knowledge were used to assist in the evaluation.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Tysons, Virginia

March 30, 2023

OpGen, Inc.

Consolidated Balance Sheets

As of December 31,

	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,440,030	$36,080,392
Accounts receivable, net	514,372	1,172,396
Inventory, net	1,345,137	1,239,456
Prepaid expenses and other current assets	1,355,949	1,250,331
Total current assets	10,655,488	39,742,575
Property and equipment, net	3,457,531	4,011,748
Finance lease right-of-use assets, net	3,500	90,467
Operating lease right-of-use assets	1,459,413	1,814,396
Goodwill	—	7,453,007
Intangible assets, net	7,440,974	14,530,209
Strategic inventory	2,300,614	3,472,337
Other noncurrent assets	495,629	551,794
Total assets	$25,813,149	$71,666,533
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$420,821	$1,307,081
Accrued compensation and benefits	1,097,654	1,621,788
Accrued liabilities	1,526,204	1,965,845
Deferred revenue	142,061	—
Short-term notes payable	7,023,901	14,519,113
Short-term finance lease liabilities	3,364	43,150
Short-term operating lease liabilities	377,626	459,792
Total current liabilities	10,591,631	19,916,769
Note payable	4,850,686	7,176,251
Derivative liabilities	99,498	228,589
Long-term finance lease liabilities	280	3,644
Long-term operating lease liabilities	2,566,138	2,977,402
Other long-term liabilities	129,368	146,798
Total liabilities	18,237,601	30,449,453
Commitments and Contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 2,899,911 and 2,322,511 shares issued and outstanding at December 31, 2022 and 2021, respectively	28,999	23,225
Additional paid-in capital	281,167,161	276,149,768
Accumulated deficit	(272,824,772)	(235,541,539)
Accumulated other comprehensive (loss) income	(795,840)	585,626
Total stockholders’ equity	7,575,548	41,217,080
Total liabilities and stockholders’ equity	$25,813,149	$71,666,533

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For The Years Ended December 31,

	2022	2021
Revenue
Product sales	$1,893,862	$2,656,669
Laboratory services	172,633	813,210
Collaboration revenue	540,798	836,152
Total revenue	2,607,293	4,306,031
Operating expenses
Cost of products sold	3,319,586	2,295,828
Cost of services	104,405	552,620
Research and development, net	8,173,435	10,910,679
General and administrative	8,884,084	9,935,963
Sales and marketing	4,344,656	3,713,263
Impairment of right-of-use asset	—	170,714
Impairment of intangible assets	5,407,699	—
Goodwill impairment charge	6,940,549	—
Total operating expenses	37,174,414	27,579,067
Operating loss	(34,567,121)	(23,273,036)
Other expense
Gain on extinguishment of debt	—	259,353
Warrant inducement expense	—	(7,755,541)
Interest and other income, net	46,935	45,179
Interest expense	(3,256,410)	(4,799,331)
Foreign currency transaction gains	379,622	891,223
Change in fair value of derivative financial instruments	113,741	(129,731)
Total other expense	(2,716,112)	(11,488,848)
Loss before income taxes	(37,283,233)	(34,761,884)
Provision for income taxes	—	43,828
Net loss	(37,283,233)	(34,805,712)
Deemed dividend on beneficial conversion feature	—	(7,166,752)
Net loss available to common stockholders	$(37,283,233)	$(41,972,464)
Basic and diluted net loss per share attributable to common stockholders	$(15.27)	$(22.89)
Weighted average shares outstanding - basic and diluted	2,441,580	1,833,704
Net loss	$(37,283,233)	$(34,805,712)
Other comprehensive loss - foreign currency translation	(1,381,466)	(1,961,556)
Comprehensive loss	$(38,664,699)	$(36,767,268)

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid- in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2020	1,254,277	$12,543	—	$—	$219,367,357	$2,547,182	$(200,735,827)	$21,191,255
Offering of common stock and warrants, net of issuance costs	416,666	4,167	—	—	23,469,795	—	—	23,473,962
Offering of preferred stock and warrants, net of issuance costs	—	—	150,000	1,500	13,849,759	—	—	13,851,259
Conversion of preferred stock into common stock	375,000	3,750	(150,000)	(1,500)	(2,250)	—	—	—
Beneficial conversion option on convertible preferred stock	—	—	—	—	7,166,752	—	—	7,166,752
Deemed dividend on convertible preferred stock	—	—	—	—	(7,166,752)	—	—	(7,166,752)
At the market offering, net of offering costs	34,000	340	—	—	1,483,493	—	—	1,483,833
Warrant exercises	242,380	2,424	—	—	9,091,748	—	—	9,094,172
Proceeds from the issuance of warrants	—	—	—	—	255,751	—	—	255,751
Warrant inducement	—	—	—	—	7,755,541	—	—	7,755,541
Issuance of RSUs	188	1	—	—	(1)	—	—	—
Stock compensation expense	—	—	—	—	878,575	—	—	878,575
Foreign currency translation	—	—	—	—	—	(1,961,556)	—	(1,961,556)
Net loss	—	—	—	—	—	—	(34,805,712)	(34,805,712)
Balances at December 31, 2021	2,322,511	23,225	—	—	276,149,768	585,626	(235,541,539)	41,217,080
Offering of common stock and warrants, net of issuance costs	483,000	4,830	—	—	3,077,698	—	—	3,082,528
At the market offering, net of offering costs	85,732	857	—	—	988,847	—	—	989,704
Issuance of RSUs	8,668	87	—	—	(87)	—	—	—
Stock compensation expense	—	—	—	—	950,935	—	—	950,935
Foreign currency translation	—	—	—	—	—	(1,381,466)	—	(1,381,466)
Net loss	—	—	—	—	—	—	(37,283,233)	(37,283,233)
Balances at December 31, 2022	2,899,911	$28,999	—	$—	$281,167,161	$(795,840)	$(272,824,772)	$7,575,548

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31,

	2022	2021
Cash flows from operating activities
Net loss	$(37,283,233)	$(34,805,712)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,642,781	2,713,907
Noncash interest expense	2,359,219	3,988,755
Change in inventory reserve	1,582,026	—
Stock compensation expense	950,935	878,575
Loss on sale of equipment	16,000	—
Gain on extinguishment of debt	—	(259,353)
Warrant inducement expense	—	7,755,541
Change in fair value of derivative financial instruments	(113,740)	129,731
Impairment of right-of-use asset	—	170,714
Impairment of intangible assets	5,407,699	—
Goodwill impairment charge	6,940,549	—
Changes in operating assets and liabilities
Accounts receivable	587,761	(575,123)
Inventory	(728,548)	(2,336,714)
Other assets	151,456	739,429
Accounts payable	(814,299)	(471,824)
Accrued compensation and other liabilities	(1,287,874)	602,605
Deferred revenue	139,570	(9,808)
Net cash used in operating activities	(20,449,698)	(21,479,277)
Cash flows from investing activities
Purchases of property and equipment	(590,772)	(1,983,614)
Net cash used in investing activities	(590,772)	(1,983,614)
Cash flows from financing activities
Proceeds from issuance of common stock warrants	—	255,751
Proceeds from at the market offering, net of issuance costs	989,704	1,483,833
Proceeds from issuance of common stock and pre-funded warrants in registered direct offering, net of issuance costs	3,082,528	23,473,962
Proceeds from the exercise of common warrants	—	9,094,172
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	13,851,259
Payments on debt	(10,764,763)	(441,076)
Payments on finance lease obligations	(43,150)	(266,470)
Net cash (used in) provided by financing activities	(6,735,681)	47,451,431
Effects of exchange rates on cash	(920,376)	(1,463,609)
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,696,527)	22,524,931
Cash and cash equivalents and restricted cash at beginning of year	36,632,186	14,107,255
Cash and cash equivalents and restricted cash at end of year	$7,935,659	$36,632,186
Supplemental disclosure of cash flow information
Cash paid for interest	$1,079,113	$895,200
Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$—	$615,761
Deemed dividend – beneficial conversion option on preferred stock	$—	$7,166,752
Inventory transferred to property and equipment	$—	$530,638
Property and equipment transferred to inventory	$152,243	$—

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”) by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”), and certain other assets and liabilities of the Seller (together, “Curetis”). As of December 31, 2022, Crystal GmbH has been dissolved and merged into Curetis GmbH. References to the “Company” include OpGen and its wholly owned subsidiaries. The Company’s headquarters are in Rockville, Maryland and the Company’s principal operations are in Rockville, Maryland; Holzgerlingen and Bodelshausen, Germany; and Vienna, Austria. The Company operates in one business segment.

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud, as well as the Curetis CE-IVD-marked PCR-based SARS-CoV-2 test kit.

Following its initial announcement in October 2020, the Company discontinued its QuickFISH and PNA FISH product portfolio in its entirety during the first quarter of 2021 (see Note 11). The Company's FISH customers and distribution partners had been informed accordingly and last orders were received and processed in the first quarter of 2021. The discontinuance of these product lines did not qualify for discontinued operations reporting.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (“AMR”) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI and IJI products. OpGen offers the FDA-cleared Unyvero LRT and LRT BAL Panels, the FDA-cleared Acuitas AMR Gene Panel diagnostic test, as well as the Unyvero UTI Panel as a research use only, or RUO, product to hospitals, public health departments, clinical laboratories, pharmaceutical companies, and contract research organizations, or CROs. OpGen is also commercializing its CE-marked Unyvero Panels in Europe and other global markets via distributors.

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows and has a significant amount of debt coming due in 2023 and 2024. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a Securities Purchase Agreement entered into with a certain institutional investor. In the offering, the Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the purchase agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the close of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants have been exercised.

●	On June 24, 2022, the Company entered into an At-the-Market, or ATM, Offering Agreement (the “2022 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through Wainwright. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Agreement totaling $1.03 million in gross proceeds and $0.99 million in net proceeds.

●	During the year ended December 31, 2021, the Company sold 34,000 shares of its common stock under a prior ATM Agreement entered into by the Company in February 2020, and subsequently amended and restated in November 2020, resulting in aggregate net proceeds of approximately $1.48 million, and gross proceeds of $1.55 million.

●	On October 18, 2021, the Company closed a registered direct offering (the “October 2021 Offering”) with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 375,000 shares of common stock. The shares of preferred stock had a stated value of $100.00 per share and were converted into an aggregate of 375,000 shares of common stock at a conversion price of $40.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. Thereafter, all preferred stock was converted into 375,000 common shares in December 2021 so that there were no shares of preferred stock outstanding as of December 31, 2021. The warrants have an exercise price of $41.00 per share, will become exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

●	On March 9, 2021, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with the institutional investor (the “Holder”) from our 2020 private placement PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 242,130 outstanding warrants acquired in the 2020 PIPE (the “Existing Warrants”) for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder new warrants (the “New Warrants”) to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the Existing Warrants pursuant to the Exercise Agreement for an aggregate of 157,385 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $71.20. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants (together, the “2021 Warrant Exercise”). As additional compensation, A.G.P./Alliance Global Partners, the Company’s placement agent for such warrant exchange, will receive a cash fee equal to $200,000 upon the cash exercise in full of the New Warrants.

●	On February 11, 2021, the Company closed a registered direct offering (the "February 2021 Offering”) with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 139,209 shares of common stock and (ii) 277,457 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common share purchase warrants to purchase 208,333 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $60.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $59.80. The pre-funded warrants were immediately exercisable, at an exercise price of $0.20, and could be exercised at any time until all of the pre-funded warrants are exercised in full. The common warrants have an exercise price of $71.00 per share, are exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all 277,457 pre-funded warrants issued in the February 2021 Offering have been exercised.

To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, strategic financings or other transactions, additional equity financings, debt financings and other funding transactions, licensing and/or partnering arrangements, including non-dilutive funding via various government agencies as well as non-governmental organizations (“NGOs”) in the United States and Europe. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or at all. The Company believes that current cash will be sufficient to repay or refinance the current portion of the Company’s debt and fund operations into June 2023. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to successfully raise additional capital during the second quarter of 2023, the Company will not have sufficient cash flows and liquidity to finance its business operations beyond the second quarter of 2023 as currently contemplated. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses and delay research and development projects, pause or abort clinical trials including the purchase of scientific equipment and supplies until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company, and its subsidiaries, would then need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated.

Foreign Currency

The Company has subsidiaries located in Holzgerlingen, Germany and Vienna, Austria, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities of the subsidiaries are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at December 31, 2022 and 2021.

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

For additional fair value disclosures, see Note 5.

Cash and cash equivalents and restricted cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents deposited in financial institutions in which the balances occasionally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. On March 10, 2023, the Company learned that Silicon Valley Bank (“SVB”), the Company’s primary bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. The Company has not experienced any losses in such accounts, but since the Company was exposed to credit risk with the failure of SVB, management plans to further diversify the Company’s holdings in the future to minimize credit risk (see Note 12).

At December 31, 2022 and 2021, the Company had funds totaling $495,629 and $551,794, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$7,440,030	$36,080,392
Restricted cash	495,629	551,794
Total cash and cash equivalents and restricted cash in the consolidated statements of cash flows	$7,935,659	$36,632,186

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of December 31, 2022 and 2021.

At December 31, 2022, the Company had accounts receivable from two customers which individually represented 41% and 21% of total accounts receivable, respectively. At December 31, 2021, the Company had accounts receivable from two customers which individually represented 52% and 14% of total accounts receivable, respectively. For the year ended December 31, 2022, revenue earned from three customers represented 32%, 14%, and 11% of total revenues, respectively. For the year ended December 31, 2021, revenue earned from three customers represented 15%, 13%, and 12% of total revenues, respectively.

At December 31, 2020, the Company had accounts receivable totaling $1,172,396.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	December 31,
	2022	2021
Raw materials and supplies	$1,011,476	$866,963
Work-in-process	37,445	100,801
Finished goods	2,596,830	3,744,029
Total	$3,645,751	$4,711,793

Inventory includes Unyvero system instruments, Unyvero cartridges, reagents and components for Unyvero, Acuitas, Curetis SARS CoV-2 test kits, and reagents and supplies used for the Company’s laboratory services.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $1,694,843 and $98,064 at December 31, 2022 and December 31, 2021, respectively.

The Company classifies finished goods inventory it does not expect to sell or use in clinical studies within 12 months of the consolidated balance sheets date as strategic inventory, a non-current asset.

Long-lived assets

Property and equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated service lives range from three to ten years. Depreciation expense for property and equipment was $830,757 and $1,541,561 for the years ended December 31, 2022 and 2021, respectively. Property and equipment consisted of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Laboratory and manufacturing equipment	$4,712,668	$4,613,324
Office furniture and equipment	707,054	810,574
Computers and network equipment	431,787	491,183
Leasehold improvements	1,667,302	1,634,692
	7,518,811	7,549,773
Less accumulated depreciation	(4,061,280)	(3,538,025)
Property and equipment, net	$3,457,531	$4,011,748

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the years ended December 31, 2022 and 2021, the Company determined that its property and equipment was not impaired.

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

ROU Assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2021, the Company determined that the ROU asset associated with its San Diego, California office lease may not be recoverable. As a result, during the year ended December 31, 2021, the Company recorded an impairment charge of $170,714. The Company did not identify any impaired ROU assets for the year ended December 31, 2022.

Intangible assets and goodwill

Intangible assets and goodwill consist of finite-lived and indefinite-lived intangible assets and goodwill.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology, In-Process Research & Development (“IPR&D”), software and customer relationships and consisted of the following as of December 31, 2022 and 2021:

			December 31, 2022			December 31, 2021
	Subsidiary	Cost	Accumulated Amortization and Impairment	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	Curetis	$1,768,000	$(469,011)	$(62,520)	$1,236,469	$(316,930)	$43,015	$1,494,085
Distributor relationships	Curetis	2,362,000	(417,728)	(83,525)	1,860,747	(282,277)	57,465	2,137,188
A50 – Developed technology	Curetis	349,000	(132,273)	(12,342)	204,385	(89,384)	8,492	268,108
Ares – Developed technology	Ares Genetics	5,333,000	(1,010,495)	(183,132)	4,139,373	(682,833)	129,745	4,779,912
A30 – Acquired in-process research & development	Curetis	5,706,000	(5,407,699)	(298,301)	—	—	144,916	5,850,916
		$15,518,000	$(7,437,206)	$(639,820)	$7,440,974	$(1,371,424)	$383,633	$14,530,209

Identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives. The estimated useful lives of the intangibles are:

Estimated Useful Life
Trademarks and tradenames	10 years
Customer/distributor relationships	15 years
A50 – Developed technology	7 years
Ares – Developed technology	14 years
A30 – Acquired in-process research & development	Indefinite

Acquired IPR&D represents the fair value assigned to those research and development projects that were acquired in a business combination for which the related products have not received regulatory approval and have no alternative future use. IPR&D is capitalized at its fair value as an indefinite-lived intangible asset, and any development costs incurred after the acquisition are expensed as incurred. Upon achieving regulatory approval or commercial viability for the related product, the indefinite-lived intangible asset is accounted for as a finite-lived asset and is amortized on a straight-line basis over the estimated useful life. If the project is not completed or is terminated or abandoned, the Company may have an impairment related to the IPR&D which is charged to expense. Indefinite-lived intangible assets are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying value over its fair value. During the Company’s annual impairment test for its IPR&D intangible asset, it was determined that the infinite-lived intangible asset was impaired because although the Company has an ongoing collaboration utilizing the intangible asset, the current contracted cash flow associated with this collaboration and projected future cash flows did not support the carrying amount. As a result, the Company recorded an impairment charge in the amount of $5,407,699 for the year ended December 31, 2022.

The Company reviews the useful lives of intangible assets when events or changes in circumstances occur which may potentially impact the estimated useful life of the intangible assets.

Total amortization expense of intangible assets was $725,060 and $813,184 for the years ended December 31, 2022 and 2021, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2023	$738,002
2024	738,002
2025	738,002
2026	738,002
2027	701,890
Thereafter	3,787,076
Total	$7,440,974

Intangible assets, other than IPR&D as discussed above, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 2021 and 2022, events and circumstances indicated the Company’s intangible assets might be impaired. However, management’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term, resulting in the need to write down those assets to fair value.

Goodwill

Goodwill represents the excess of the purchase price paid when the Company acquired AdvanDx, Inc. in July 2015 and Curetis in April 2020, over the fair values of the acquired tangible or intangible assets and assumed liabilities. Goodwill is not tax deductible in any relevant jurisdictions. The Company’s goodwill balance as of December 31, 2022 and 2021 was $0 and $7,453,007, respectively.

The changes in the carrying amount of goodwill as of December 31, 2022, and since December 31, 2020, were as follows:

Balance as of December 31, 2020	$8,024,729
Changes in currency translation	(571,722)
Balance as of December 31, 2021	7,453,007
Changes in currency translation	(512,458)
Goodwill impairment charge	(6,940,549)
Balance as of December 31, 2022	$—

The Company conducts an impairment test of goodwill on an annual basis and will also conduct tests if events occur or circumstances change that would, more likely than not, reduce the Company’s fair value below its net equity value. During the year ended December 31, 2021, the Company determined that its goodwill was not impaired. As circumstances changed during the year ended December 31, 2022 that would, more likely than not, reduce the Company’s fair value below its net equity value, the Company performed qualitative and quantitative analyses, assessing trends in market capitalization, current and future cash flows, revenue growth rates, and the impact of global unrest and the COVID-19 pandemic on the Company and its performance. Based on the analysis performed, and primarily due to changes in the Company’s stock price and market capitalization in the third quarter of 2022, it was determined that goodwill was impaired. As a result, the Company recorded a goodwill impairment charge in the full amount of $6,940,549 for the year ended December 31, 2022.

Revenue recognition

The Company derives revenues from (i) the sale of Unyvero Application cartridges, Unyvero instruments, SARS CoV-2 tests, Acuitas AMR Gene Panel test products, (ii) providing laboratory services, (iii) providing collaboration services including funded software arrangements, license arrangements, and the FIND NGO collaboration on our Unyvero A30 platform, and (iv) granting access to a small subset of the proprietary ARESdb data asset.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received through its subsidiary, Ares Genetics, from Austrian government agencies in the consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the year ended December 31, 2022, the Company recognized $424,304 as a reduction of research and development expense related to government grant arrangements. For the year ended December 31, 2021, the Company recognized $692,701 as a reduction of research and development expense related to government grant arrangements. As of December 31, 2022 and 2021, the Company had earned but not yet received $401,436 and $396,365, respectively related to these agreements and incentives included in prepaid expenses and other current assets.

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

Risk-free interest rate

The risk-free interest rate is the U.S. Treasury rate for the day of each option grant during the year, having a term that most closely resembles the expected term of the option.

Expected term

The expected term of a stock option grant is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of 10 years. The Company estimates the expected term of the option to be 5.75 years for options with a standard two-year vesting period and 6.25 years for options with a standard four-year vesting period, using the simplified method. Over time, management will track actual terms of the options and adjust their estimate accordingly so that estimates will approximate actual behavior for similar options.

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

The Company had federal net operating loss (“NOL”) carryforwards of $232,682,072 and $202,015,062 at December 31, 2022 and 2021, respectively. Despite the NOL carryforwards, which started expiring in 2022, the Company may have state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

The Company also has foreign NOL carryforwards of $170,661,923 at December 31, 2022 from their foreign subsidiaries. $162,712,615 of those foreign NOL carryforwards are from the Company’s operations in Germany. Despite the NOL carryforwards, the Company may have a current and future tax liability due to the nuances of German tax law around the use of NOLs within a consolidated group. There is no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 1.4 million shares and 0.9 million shares as of December 31, 2022 and 2021, respectively.

Adopted accounting pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, including warrants, that remain equity-classified after modification or exchange. ASU 2021-04 requires an entity to treat a modification or an exchange of a freestanding equity-classified written call option that remains equity-classified after the modification or exchange as an exchange of the original instrument for a new instrument and provides guidance on measuring and recognizing the effect of a modification or an exchange. The Company adopted ASU 2021-04 on January 1, 2022. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently issued accounting standards

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 - Revenue from Contracts with Customers

Disaggregated Revenue

The Company provides diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers, and enters into collaboration agreements with government agencies, NGOs and healthcare providers. The revenues by type of service consist of the following:

	Years Ended December,
	2022	2021
Product sales	$1,893,862	$2,656,669
Laboratory services	172,633	813,210
Collaboration revenue	540,798	836,152
Total revenue	$2,607,293	$4,306,031

Revenues by geography are as follows:

	Years Ended December,
	2022	2021
Domestic	$520,614	$1,203,748
International	2,086,679	3,102,283
Total revenue	$2,607,293	$4,306,031

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2020	$9,808
Amounts returned to customers	(9,808)
Balance at December 31, 2021	—
New deferrals, net of amounts recognized in the current period	142,061
Balance at December 31, 2022	$142,061

Contract assets

The Company had no contract assets as of December 31, 2022 and 2021, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at December 31, 2022 and 2021.

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

During the year ended December 31, 2022, the Company has not transferred any assets between fair value measurement levels.

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

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the European Investment Bank (“EIB”) (see Note 6). In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity. On May 23, 2022, the Company entered into a Waiver and Amendment Letter which increased the PPI to 0.75% upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021 was as follows:

Description	Balance at December 31, 2021	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at December 31, 2022
Participation percentage interest liability	$228,589	$(113,741)	$(15,350)	$99,498
Total revenue	$228,589	$(113,741)	$(15,350)	$99,498

Description	Balance at December 31, 2020	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at December 31, 2021
Participation percentage interest liability	$112,852	$129,731	$(13,994)	$228,589
Total revenue	$112,852	$129,731	$(13,994)	$228,589

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2022, the Company recorded impairment expense of $6,940,549 related to its goodwill (see Note 3) and $5,407,699 related to its indefinite-lived intangible asset (see Note 3). During the year ended December 31, 2021, the Company recorded impairment expense of $170,714 related to its ROU assets (see Note 3).

Note 6 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as December 31, 2022 and 2021:

	December 31,
	2022	2021
EIB	$13,489,178	$25,161,855
Total debt obligations	13,489,178	25,161,855
Unamortized debt discount	(1,614,591)	(3,466,491)
Carrying value of debt	11,874,587	21,695,364
Less current portion	(7,023,901)	(14,519,113)
Long-term debt	$4,850,686	$7,176,251

MGHIF financing

In July 2015, the Company entered into a Purchase Agreement with the Merck Global Health Innovation Fund, or MGHIF, pursuant to which MGHIF purchased 113 shares of common stock of the Company at $44,000 per share for gross proceeds of $5.0 million. Pursuant to the Purchase Agreement, the Company also issued to MGHIF an 8% senior secured promissory note (the “MGHIF Note”) in the principal amount of $1.0 million with a two-year maturity date from the date of issuance. On June 28, 2017, the MGHIF Note was amended and restated, and the maturity date of the MGHIF Note was extended by one year to July 14, 2018.

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

In April 2017, Curetis drew down a first tranche of €10.0 million from this facility. This tranche has a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3 million was drawn down. The terms and conditions are analogous to the first one.

In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment structure upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, not before approximately mid-2024, and no later than mid-2025, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

The EIB debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately $15.8 million as of the acquisition date. The resulting debt discount will be amortized over the life of the EIB debt as an increase to interest expense.

On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”) relating to the amendment of the EIB loan facility, between the EIB and Curetis pursuant to which Curetis borrowed an aggregate amount of €18.0 million in three tranches. The 2022 EIB Amendment restructured the first tranche of approximately €13.4 million (including accumulated and deferred interest) of the Company’s outstanding indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. Accordingly, the Company agreed to pay a monthly amount of approximately €0.7 million through April 2023. The Amendment also provides for an increase of the PPI applicable to the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest remain unchanged pursuant to the 2022 EIB Amendment and will become due and payable by the Company to the EIB in June 2023 and June 2024, respectively. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

As of December 31, 2022, the outstanding borrowings under all tranches were €12.6 million (approximately USD $13.5 million), including deferred interest payable at maturity of €1.9 million (approximately USD $2.0 million).

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $3,256,410 and $4,799,331 for the years ended December 31, 2022 and 2021, respectively.

Note 7 - Stockholders’ Equity

As of December 31, 2022, the Company had 100,000,000 shares of authorized common stock and 2,899,911 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which none were issued or outstanding.

Following receipt of approval from stockholders at a special meeting of stockholders held on December 8, 2021, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares.

Following receipt of approval from stockholders at a special meeting of stockholders held on January 17, 2018, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty-five shares. Additionally, following receipt of approval from stockholders at a special meeting of stockholders held on August 22, 2019, the Company filed an additional amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty shares. Most recently, following receipt of approval from stockholders at a special meeting of stockholders held on November 30, 2022, the Company filed an additional amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for twenty shares, and the reverse stock split was effective January 5, 2023. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock splits.

On February 11, 2021, the Company closed the February 2021 Offering with a single U.S.-based, healthcare-focused institutional investor for the purchase of (i) 139,209 shares of common stock and (ii) 277,457 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock. The Company also issued to the investor, in a concurrent private placement, unregistered common warrants to purchase 208,333 shares of the Company’s common stock. Each share of common stock and accompanying common warrant were sold together at a combined offering price of $60.00, and each pre-funded warrant and accompanying common warrant were sold together at a combined offering price of $59.80. The pre-funded warrants were immediately exercisable, at an exercise price of $0.20, and could have been exercised at any time until all of the pre-funded warrants were exercised in full. The common warrants had an exercise price of $71.00 per share, were exercisable commencing on the six-month anniversary of the date of issuance, and will expire five and one-half (5.5) years from the date of issuance. The February 2021 Offering raised aggregate net proceeds of $23.5 million, and gross proceeds of $25.0 million. As of December 31, 2021, all pre-funded warrants issued in the February 2021 Offering have been exercised.

On March 9, 2021, the Company entered into an Exercise Agreement with the Holder from our 2020 PIPE financing. Pursuant to the Exercise Agreement, in order to induce the Holder to exercise all of the remaining 242,130 Existing Warrants for cash, pursuant to the terms of and subject to beneficial ownership limitations contained in the Existing Warrants, the Company agreed to issue to the Holder, New Warrants to purchase 0.65 shares of common stock for each share of common stock issued upon such exercise of the remaining Existing Warrants pursuant to the Exercise Agreement for an aggregate of 157,385 New Warrants. The terms of the New Warrants are substantially similar to those of the Existing Warrants, except that the New Warrants have an exercise price of $71.20. The New Warrants are immediately exercisable and will expire five years from the date of the Exercise Agreement. The Holder paid an aggregate of $255,751 to the Company for the purchase of the New Warrants. The Company received aggregate gross proceeds before expenses of approximately $9.65 million from the exercise of the remaining Existing Warrants held by the Holder and the payment of the purchase price for the New Warrants. The Company recognized approximately $7.8 million of non-cash warrant inducement expense during year ended December 31, 2021 related to this transaction representing the fair value of the New Warrants issued to induce the exercise. The fair values were calculated using the Black-Scholes option pricing model.

On October 18, 2021, the Company closed the October 2021 Offering with a single healthcare-focused institutional investor of 150,000 shares of convertible preferred stock and warrants to purchase up to an aggregate of 375,000 shares of common stock. The shares of preferred stock had a stated value of $100 per share and were converted into an aggregate of 375,000 shares of common stock at a conversion price of $40.00 per share after the Company received stockholder approval for an increase to its number of authorized shares of common stock, which approval occurred at the Company’s special meeting of stockholders held in December 2021. The warrants have an exercise price of $41.00 per share, will become exercisable six months following the date of issuance, and will expire five years following the initial exercise date. The warrants are classified as permanent equity at December 31, 2021.  In connection with the issuance of convertible preferred stock, the Company recognized a beneficial conversion feature of $7,166,752 as a deemed dividend to the preferred stockholders. On December 8, 2021, the Company received shareholder approval to increase the number of authorized shares of common stock of the Company. As of December 31, 2021, all 150,000 shares of convertible preferred stock were converted into an aggregate of 375,000 shares of common stock. The October 2021 Offering raised aggregate net proceeds of $13.9 million, and gross proceeds of $15.0 million.

During the year ended December 31, 2021, the Company sold 34,000 shares of its common stock under a prior ATM Agreement entered into by the Company in February 2020, and subsequently amended and restated in November 2020, resulting in aggregate net proceeds of approximately $1.48 million, and gross proceeds of $1.55 million.

On June 24, 2022, the Company entered into an At-the-Market Offering (the “2022 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through Wainwright. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds.

On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a Securities Purchase Agreement entered into with a certain institutional investor. The Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the Purchase Agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the close of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants have been exercised.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 92,900 shares were automatically added to the 2015 Plan in 2022. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of December 31, 2022, 66,150 shares remain available for issuance under the 2015 Plan.

For the years ended December 31, 2022 and 2021, the Company recognized share-based compensation expense as follows:

	Years Ended December 31,
	2022	2021
Cost of services	$10,092	$10,299
Research and development	302,021	232,319
General and administrative	497,128	553,557
Sales and marketing	141,694	82,400
	$950,935	$878,575

No income tax benefit for share-based compensation arrangements was recognized in the consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

As of December 31, 2022, the Company had unrecognized expense related to its stock options of $0.8 million, which will be recognized over a weighted average period of 1.9 years.

A summary of the status of options granted is presented below as of and for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	83,226	$159.80	9.4	$—
Granted	20,750	$39.80
Exercised	—	$—
Forfeited	(18,181)	$43.40
Expired	(130)	$10,887.40
Outstanding at December 31, 2021	85,665	$137.60	8.5	$—
Granted	28,125	$15.61
Exercised	—	$—
Forfeited	(3,237)	$31.11
Expired	(2,956)	$641.78
Outstanding at December 31, 2022	107,597	$93.45	7.9	$—
Vested and expected to vest	107,597	$93.45	7.9	$—
Exercisable at December 31, 2022	50,259	$200.07	3.4	$—

The total fair value of options vested in the years ended December 31, 2022 and 2021 was $571,282 and $622,757, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model based on the assumptions below:

Years Ended December 31,
	2022	2021
Annual dividend	—	—
Expected life (in years)	5.75 – 6.25	5.75 – 6.00
Risk free interest rate	1.46% – 4.24%	0.9% – 1.1%
Expected volatility	117.2% – 119.8%	121.3% – 123.1%

Restricted stock units

A summary of the status of restricted stock units granted is presented below as of and for the years ended December 31, 2022 and 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	405	$178.60
Granted	18,000	$39.80
Vested	(188)	$178.80
Forfeited	(3,904)	$44.60
Unvested at December 31, 2021	14,313	$40.60
Granted	39,028	$14.94
Vested	(8,668)	$179.35
Forfeited	(1,766)	$22.33
Unvested at December 31, 2022	42,907	$17.33

As of December 31, 2022, there was approximately $255,000 of unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of 0.8 years.

Stock purchase warrants

At December 31, 2022 and 2021, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at December 31,
Issuance	Exercise Price	Expiration	2022 (1)	2021 (1)
February 2015	$66,000.00	February 2025	23	23
June 2017	$7,800.00	June 2022	—	47
July 2017	$6,900.00	July 2022	—	16
July 2017	$5,000.00	July 2022	—	126
July 2017	$4,252.00	July 2022	—	2,501
February 2018	$1,625.00	February 2023	462	462
February 2018	$1,300.00	February 2023	3,848	4,617
October 2019	$40.00	October 2024	17,700	17,700
October 2019	$52.00	October 2024	11,750	11,750
November 2020	$50.44	May 2026	12,107	12,107
February 2021	$71.00	August 2026	—	208,334
February 2021	$78.00	August 2026	20,834	20,834
March 2021	$71.20	March 2026	—	157,385
October 2021	$41.00	April 2027	—	375,000
October 2022	$7.54	April 2028	1,224,489	—
			1,291,213	810,902

The warrants listed above were issued in connection with various equity, debt, or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock splits on August 22, 2019 and January 5, 2023 were rounded up to the next whole share of common stock on a holder by holder basis.

Note 8 - Income Taxes

The Company’s loss before income taxes was $37.3 million and $34.8 million for the years ended December 31, 2022 and 2021, respectively.

The Company’s provision for income taxes consists of the following for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Current income tax provision
Federal	$—	$36,084
State	—	7,744
Foreign	—	—
Total	—	43,828
Deferred income tax provision
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—
Total provision for income taxes	$—	$43,828

At December 31, 2022 and 2021, the Company had deferred tax assets of $106,624,343 and $106,839,267, respectively, primarily consisting of NOL carryforwards, research and development (“R&D”) credits, and differences between depreciation and amortization recorded for financial statement and tax purposes. The Company’s net deferred tax assets at December 31, 2022 and 2021 have been offset by a valuation allowance of $106,060,462 and $106,088,316, respectively. The valuation allowance has been recorded due to the uncertainty of realization of the deferred tax assets. The Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
NOL carryforward	$102,095,463	$102,388,393
R&D credit carryforward	2,559,479	2,559,479
Share-based compensation	724,265	498,658
Interest expense	—	502,575
ROU liabilities	586,067	567,624
Accruals and other	659,069	322,538
Total deferred tax assets	106,624,343	106,839,267
Valuation allowance	(106,060,462)	(106,088,316)
Deferred tax liabilities:
Intangible assets	—	(178,478)
ROU assets	(220,040)	(225,057)
Depreciation	(343,841)	(347,416)
Net	$—	$—

The difference between the Company’s expected income tax provision (benefit) from applying federal statutory tax rates to the pre-tax loss and actual income tax provision (benefit) relates to the effect of the following:

	2022	2021
Federal income tax benefit at statutory rates	21.0%	21.0%
Permanent adjustment	(0.5)%	(4.4)%
Provision to return adjustment	0.5%	(0.1)%
State income tax benefit, net of federal benefit	2.2%	1.6%
Foreign rate differential	3.8%	2.4%
Lost or expired NOLs	(28.4)%	—
Blended state tax rate change effect on deferrals	1.3%	—
Change in valuation allowance	0.1%	(20.6)%
	0.0%	(0.1)%

Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s net deferred tax assets were not realizable as of December 31, 2022 and 2021. Accordingly, a valuation allowance of $106.1 million and $106.1 million has been recorded to offset the net deferred tax assets.

The Company has federal NOL carryforwards of $232,682,072 and $202,015,062 at December 31, 2022 and 2021, respectively. The Company also has total NOL carryforwards from foreign taxation at December 31, 2022 of $170,661,923 which is primarily driven by the Company’s operations in Germany. The NOL carryforwards incurred prior to 2018 began expiring in 2022. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), most of the provisions of which took effect starting in 2018. Under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. Utilization of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Code, defined earlier. There can be no assurance that the NOL carryforwards will ever be fully utilized. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code, as amended. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

The Tax Act amended IRC Section 174 to require capitalization of all research and development ("R&D") costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $1.5 million of R&D expenses incurred as of December 31, 2022.

Note 9 - Commitments and Contingencies

Registration and other stockholder rights

In connection with the various investment transactions, the Company entered into certain registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5 systems that it commits to purchase in the following quarter. As of December 31, 2022, the Company had acquired twenty-four QuantStudio 5 systems, including none during the year ended December 31, 2022. As of December 31, 2022, the Company has not committed to acquiring additional QuantStudio 5 systems in the next three months.

Curetis places frame-work orders for Unyvero instruments and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero instruments have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $0.1 million.

COVID-19 Impact

In December 2019 and early 2020, the coronavirus known as COVID-19 was reported to have surfaced in China. The spread of this virus including its variants and mutations globally in 2020, 2021, and 2022 has caused significant business disruption domestically in the United States and in Europe, as well as China, the areas in which the Company primarily operates or has significant business interest. While the disruption is currently expected to be temporary, such disruption is still ongoing and there remains considerable uncertainty around the duration of this disruption. Therefore, while the Company expects that this matter will continue to impact the Company’s financial condition, results of operations, or cash flows, the extent of the financial impact and duration cannot be reasonably estimated at this time.

Note 10 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of December 31, 2022 and 2021:

Lease Classification	December 31, 2022	December 31, 2021
ROU Assets:
Operating	$1,459,413	$1,814,396
Financing	3,500	90,467
Total ROU assets	$1,462,913	$1,904,863
Liabilities
Current:
Operating	$377,626	$459,792
Finance	3,364	43,150
Noncurrent:
Operating	2,566,138	2,977,402
Finance	280	3,644
Total lease liabilities	$2,947,408	$3,483,988

Maturities of lease liabilities as of December 31, 2022 by year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2023	$622,191	$3,364	$625,555
2024	631,786	280	632,066
2025	533,795	—	533,795
2026	378,279	—	378,279
2027	388,682	—	388,682
Thereafter	1,737,687	—	1,737,687
Total lease payments	4,292,420	3,644	4,296,064
Less: Interest	(1,348,656)	—	(1,348,656)
Present value of lease liabilities	$2,943,764	$3,644	$2,947,408

Consolidated statements of operations classification of lease costs as of the years ended December 31, 2022 and 2021 are as follows:

		Years ended December 31,
Lease Cost	Classification	2022	2021
Operating	Operating expenses	$605,139	$1,055,595
Finance:
Amortization	Operating expenses	86,967	359,162
Interest expense	Other expenses	1,701	15,481
Total lease costs		$693,807	$1,430,238

Other lease information as of December 31, 2022 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.3
Finance leases	1.1
Weighted average discount rate:
Operating leases	9.4%
Finance leases	1.0%

Supplemental cash flow information as of the years ended December 31, 2022, and 2021 is as follows:

Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$605,139	$1,055,595
Finance leases	$1,701	$15,481
Cash used in financing activities
Finance leases	$43,150	$266,470
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$615,761

Note 11 - License Agreements, Research Collaborations and Development Agreements

NYSDOH

In 2018, the Company announced a collaboration with the New York State Department of Health (“DOH”) and ILÚM Health Solutions, LLC (“ILÚM”), a wholly owned subsidiary of Merck’s Healthcare Services and Solutions division, to develop a state-of-the-art research program to detect, track, and manage antimicrobial-resistant infections at healthcare institutions statewide. ILÚM has since been acquired by Infectious Disease Connect, Inc. (“IDC”), a University of Pittsburgh Medical Center (“UPMC”) Enterprise company. The collaboration began in 2019, and after several extensions, the project was ultimately completed, and the collaboration terminated, by September 30, 2021. The most recent extension and expansion contract included a quarterly retainer-based project fee as well as volume-dependent per test fees for a total contract value of up to an additional $540,000. During the year ended December 31, 2021, the Company recognized $558,000 of revenue related to the contract.

Sandoz

In December 2018, Ares Genetics entered into a service frame agreement with Sandoz International GmbH (“Sandoz”), to leverage Ares Genetics’ database on the genetics of antibiotic resistance, ARESdb, and the ARES Technology Platform for Sandoz’ anti-infective portfolio.

Under the terms of the framework agreement, which had an initial term of 36 months and was subsequently extended to January 31, 2025, Ares Genetics and Sandoz intend to develop a digital anti-infectives platform, combining established microbiology laboratory methods with advanced bioinformatics and artificial intelligence methods to support drug development and life-cycle management. The collaboration, in the short- to mid-term, aims to both rapidly and cost-effectively re-purpose existing antibiotics and design value-added medicines with the objective of expanding indication areas and to overcome antibiotic resistance, in particular with regards to infections with bacteria that have already developed resistance against multiple treatment options. In the longer-term, the platform is expected to enable surveillance for antimicrobial resistant pathogens to inform antimicrobial stewardship and the development of novel anti-infectives that are less prone to encounter resistance and thereby preserve antibiotics as an effective treatment option.

Qiagen

On February 18, 2019, Ares Genetics and Qiagen GmbH, or Qiagen, entered into a strategic licensing agreement for ARESdb and AREStools, in the area of AMR research. The agreement has a term of 20 years and may be terminated by Qiagen for convenience with 180 days written notice.

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

FISH License

The Company was party to one license agreement with Life Technologies to acquire certain patent rights and technologies related to its FISH product line. Royalties were incurred upon the sale of a product or service which utilizes the licensed technology. The Company terminated this license agreement in October 2020 effective as of June 30, 2021 in conjunction with its announced exit of the FISH business in June 2021. The Company paid a one-time settlement fee of $350,000 and paid a 10% royalty on the sale of eligible products through June 2021 but is no longer subject to any minimum royalty obligations. The Company recognized net royalty expense related to this license of $11,721 for the year ended December 31, 2021.

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $9,546 and $146,375 for the years ended December 31, 2022 and 2021, respectively.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for a total amount due to Curetis of €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). If successful, after demonstrating feasibility and completing the initial research and development project phase, both parties have agreed to discuss the option of a potential future collaboration and commercialization agreement. As of December 31, 2022, the Company recognized €0.3 million related to the collaboration, with the remainder to be recognized in the first half of 2023 when the remaining work packages and deliverables are provided to and accepted by FIND.

Note 12 - Subsequent Events

Subsequent to December 31, 2022, on January 5, 2023, the Company effected a reverse stock split of its issued and outstanding shares of common stock, par value $0.01 per share, at a ratio of 1 post-reverse-split share for every 20 pre-reverse-split shares. The common stock continues to be traded on The Nasdaq Capital Market under the symbol “OPGN” and began trading on a split-adjusted basis on January 5, 2023.

On January 11, 2023, the Company closed a registered direct offering pursuant to a Securities Purchase Agreement entered into with a certain institutional investor for the purchase of (i) 321,207 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 2,265,000 shares of common stock, (iii) Series A-1 common warrants to purchase an aggregate of 2,586,207 shares of common stock, and (iv) Series A-2 common warrants to purchase an aggregate of 2,586,207 shares of common stock. Each share of common stock and accompanying Series A-1 Warrant and Series A-2 Warrant was sold at a price of $2.90 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Series A-1 Warrant and Series A-2 Warrant was sold at an offering price of $2.89 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.50 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.8 million. The Common Warrants have an exercise price of $2.65 per share. The Series A-1 Warrants were immediately exercisable upon issuance, and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance, and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.01 per share of common stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023.

On January 30, 2023, the Company’s subsidiary, Ares Genetics, moved office locations from the incubator space at the Vienna Bio Center to a brand new and tailored state of the art facility at the Abundance Gate in Vienna, Austria. Ares Genetics will utilize dedicated laboratory and bioinformatics office space that has been built out to its specifications. The monthly rent is approximately €12,326 (approximately USD $13,000), including VAT, and the lease expires on December 31, 2027, though the Company can terminate the agreement with six months’ notice after the Company has occupied the space for eighteen months.

On March 10, 2023, the Company learned that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, due to the sudden and massive financial collapse of the bank. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the SVB receivership (the “Statement”). The Statement provided that “[d]epositors will have access to all of their money starting Monday, March 13.” At the time, the Company had most of its cash and cash equivalents held in deposit accounts at SVB, which the Statement said the Company would have access to starting on March 13, 2023. As of March 13, 2023, the Company had access to all its funds held at SVB and management had implemented plans to diversify the Company’s holdings going forward.

