Form 10-Q
period 2023-06-30
OPGEN INC
filed 2023-08-14
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

8,899,524 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 11, 2023.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K and any risk factors included in Part II Item 1A “Risk Factors” of this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
●	the result of our efforts to mitigate the Company’s cash position, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities, selling assets, other strategic transactions or other measures, including obtaining relief under U.S. bankruptcy laws, and the terms, value and timing of any transaction resulting from such efforts;
●	our ability to satisfy our debt obligations;
●	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
●	the completion of our response to the FDA additional information request letter for Unyvero UTI and finalization of the FDA review and eventual clearance decision;
●	the completion of our development efforts for our Unyvero IJI panel, Unyvero A30 RQ platform, and ARESdb and the timing of regulatory submissions;
●	our ability to meet our obligations and extend our relationships under our collaboration and distribution agreements;
●	our ability to obtain regulatory clearance for and commercialize our product and services offerings;
●	our ability to sustain and grow our customer base for our Unyvero IVD and Acuitas AMR Gene Panel products as well as our current research use only (RUO) products;
●	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA, European Union, including new IVDR requirements, and China’s NMPA;
●	our ability to realize the expected benefits of the transfer of the manufacturing of our Acuitas AMR Gene Panel from our Rockville, Maryland facility to our Bodelshausen, Germany manufacturing facility;
●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation and Russia’s war against Ukraine;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions that could adversely affect our business, financial condition or results of operations;
●	our use of proceeds from capital financing transactions;
●	anticipated trends and challenges in our business and the competition that we face;
●	the execution of our business plan and our growth strategy;
●	our expectations regarding the size of and growth in potential markets;
●	our opportunity to successfully enter into new collaborative or strategic agreements;
●	compliance with the U.S. and international regulations applicable to our business; and
●	our expectations regarding future revenue and expenses.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$3,237,176	$7,440,030
Accounts receivable, net	619,575	514,372
Inventory, net	1,735,122	1,345,137
Prepaid expenses and other current assets	1,637,593	1,355,949
Total current assets	7,229,466	10,655,488
Property and equipment, net	3,849,734	3,457,531
Finance lease right-of-use assets, net	1,833	3,500
Operating lease right-of-use assets	2,041,010	1,459,413
Intangible assets, net	7,206,382	7,440,974
Strategic inventory	1,609,643	2,300,614
Other noncurrent assets	496,894	495,629
Total assets	$22,434,962	$25,813,149
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,191,151	$7,023,901
Accounts payable	195,253	420,821
Accrued compensation and benefits	1,439,181	1,097,654
Accrued liabilities	1,043,123	1,526,204
Deferred revenue	27,279	142,061
Short-term finance lease liabilities	1,962	3,364
Short-term operating lease liabilities	517,602	377,626
Total current liabilities	12,415,551	10,591,631
Long-term debt, net	—	4,850,686
Derivative liabilities	45,656	99,498
Long-term finance lease liabilities	—	280
Long-term operating lease liabilities	2,987,194	2,566,138
Other long-term liabilities	126,671	129,368
Total liabilities	15,575,072	18,237,601
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,967,699 and 2,899,911 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	69,677	28,999
Additional paid-in capital	291,935,388	281,167,161
Accumulated deficit	(284,388,698)	(272,824,772)
Accumulated other comprehensive loss	(756,477)	(795,840)
Total stockholders’ equity	6,859,890	7,575,548
Total liabilities and stockholders’ equity	$22,434,962	$25,813,149

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Product sales	$439,672	$889,271	$850,569	$1,255,323
Laboratory services	44,003	20,570	65,676	63,499
Collaboration revenue	252,462	57,364	733,336	118,128
Total revenue	736,137	967,205	1,649,581	1,436,950
Operating expenses
Cost of products sold	714,392	646,389	1,306,770	938,386
Cost of services	204,102	15,650	332,408	46,212
Research and development	1,388,792	2,273,756	3,201,624	4,590,197
General and administrative	2,425,007	2,134,266	4,848,960	4,759,319
Sales and marketing	1,160,200	1,169,349	2,186,287	2,220,781
Total operating expenses	5,892,493	6,239,410	11,876,049	12,554,895
Operating loss	(5,156,356)	(5,272,205)	(10,226,468)	(11,117,945)
Other (expense) income
Interest and other income	31,215	13,851	61,323	16,972
Interest expense	(684,498)	(779,912)	(1,301,796)	(2,049,493)
Foreign currency transaction (losses) gains	(60,401)	271,967	(152,396)	470,707
Change in fair value of derivative financial instruments	42,717	(74,116)	55,411	35,628
Total other expense	(670,967)	(568,210)	(1,337,458)	(1,526,186)
Loss before income taxes	(5,827,323)	(5,840,415)	(11,563,926)	(12,644,131)
Provision for income taxes	—	—	—	—
Net loss	$(5,827,323)	$(5,840,415)	$(11,563,926)	$(12,644,131)
Net loss available to common stockholders	$(5,827,323)	$(5,840,415)	$(11,563,926)	$(12,644,131)
Net loss per common share – basic and diluted	$(0.93)	$(2.51)	$(2.13)	$(5.43)
Weighted average shares outstanding – basic and diluted	6,246,326	2,328,725	5,424,542	2,326,485
Net loss	$(5,827,323)	$(5,840,415)	$(11,563,926)	$(12,644,131)
Other comprehensive (loss) income – foreign currency translation	(113,704)	(1,227,142)	39,363	(1,710,991)
Comprehensive loss	$(5,941,027)	$(7,067,557)	$(11,524,563)	$(14,355,122)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2021	2,322,511	$23,225	—	$—	$276,149,768	$585,626	$(235,541,539)	$41,217,080
Issuance of RSUs	5,375	54	—	—	(54)	—	—	—
Stock compensation expense	—	—	—	—	241,619	—	—	241,619
Foreign currency translation	—	—	—	—	—	(483,849)	—	(483,849)
Net loss	—	—	—	—	—	—	(6,803,716)	(6,803,716)
Balances at March 31, 2022	2,327,886	23,279	—	—	276,391,333	101,777	(242,345,255)	34,171,134
Issuance of RSUs	3,293	33	—	—	(33)	—	—	—
Stock compensation expense	—	—	—	—	257,403	—	—	257,403
Foreign currency translation	—	—	—	—	—	(1,227,142)	—	(1,227,142)
Net loss	—	—	—	—	—	—	(5,840,415)	(5,840,415)
Balances at June 30, 2022	2,331,179	$23,312	—	$—	$276,648,703	$(1,125,365)	$(248,185,670)	$27,360,980

Balances at December 31, 2022	2,899,911	$28,999	—	$—	$281,167,161	$(795,840)	$(272,824,772)	$7,575,548
Issuance of RSUs	11,627	116	—	—	(116)	—	—	—
Stock compensation expense	—	—	—	—	211,122	—	—	211,122
Offering of common stock and warrants, net of issuance costs	2,586,207	25,862	—	—	6,948,188	—	—	6,974,050
Share cancellation	(2,199)	(22)	—	—	22	—	—	—
Foreign currency translation	—	—	—	—	—	153,067	—	153,067
Net loss	—	—	—	—	—	—	(5,736,603)	(5,736,603)
Balances at March 31, 2023	5,495,546	54,955	—	—	288,326,377	(642,773)	(278,561,375)	9,177,184
Issuance of RSUs	22,153	222	—	—	(222)	—	—	—
Stock compensation expense	—	—	—	—	156,529	—	—	156,529
Cash bonus taken in the form of stock compensation	—	—	—	—	283,554	—	—	283,554
Offering of common stock and warrants, net of issuance costs	1,450,000	14,500	—	—	3,169,150	—	—	3,183,650
Foreign currency translation	—	—	—	—	—	(113,704)	—	(113,704)
Net loss	—	—	—	—	—	—	(5,827,323)	(5,827,323)
Balances at June 30, 2023	6,967,699	$69,677	—	$—	$291,935,388	$(756,477)	$(284,388,698)	$6,859,890

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(11,563,926)	$(12,644,131)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	721,887	978,287
Noncash interest expense	1,017,312	1,613,662
Loss on disposal of equipment	—	15,979
Stock compensation expense	367,651	499,022
Change in inventory reserve	367,048	—
Cash bonus taken in the form of stock compensation	283,554	—
Change in fair value of derivative liabilities	(55,411)	(35,628)
Changes in operating assets and liabilities
Accounts receivable	(97,027)	361,943
Inventory	(9,120)	(288,447)
Other assets	(82,510)	(350,237)
Accounts payable	(228,118)	(508,949)
Accrued compensation and other liabilities	(319,726)	(1,342,405)
Deferred revenue	(116,820)	—
Net cash used in operating activities	(9,715,206)	(11,700,904)
Cash flows from investing activities
Purchases of property and equipment	(697,761)	(83,563)
Net cash used in investing activities	(697,761)	(83,563)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	10,157,700	—
Payments on debt	(3,907,928)	(6,819,405)
Payments on finance lease obligations	(1,682)	(28,101)
Net cash provided by (used in) financing activities	6,248,090	(6,847,506)
Effects of exchange rates on cash	(36,712)	(972,316)
Net decrease in cash and cash equivalents and restricted cash	(4,201,589)	(19,604,289)
Cash and cash equivalents and restricted cash at beginning of period	7,935,659	36,632,186
Cash and cash equivalents and restricted cash at end of period	$3,734,070	$17,027,897
Supplemental disclosure of cash flow information
Cash paid for interest	$1,421,418	$838,452
Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$801,321	$—
Property and equipment transferred to inventory	$—	$152,243

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (“AMR”) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI and IJI products. OpGen offers the FDA-cleared Unyvero LRT and LRT BAL Panels, the FDA-cleared Acuitas AMR Gene Panel diagnostic test, as well as the Unyvero UTI Panel as a research use only, or RUO, product to hospitals, public health departments, clinical laboratories, pharmaceutical companies, and contract research organizations, or CROs. In addition, following successful completion of a prospective multi-center clinical trial, the UTI product was submitted to the FDA in the second quarter of 2023. The FDA provided an additional information request letter on June 30, 2023. The Company has 180 days from the date of such request letter to respond to the FDA’s requests. OpGen is also commercializing its CE-marked Unyvero Panels in Europe and other global markets via distributors, and, following the signing of a distribution deal with Fisher Healthcare in April 2023, the Company is using a mix of direct and distributor sales in the United States.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows and has a significant amount of debt coming due through June 2024. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On June 26, 2023, the Company announced that its subsidiary Curetis and the European Investment Bank (“EIB”) agreed in principle to certain terms relating to the repayment of the second tranche of Curetis’ loan from the EIB pursuant to that certain Finance Contract, dated December 12, 2016, as amended, by and between Curetis and the EIB (the “Finance Contract”). The second tranche had a principal balance of €3 million plus accumulated and deferred interest. The second tranche was drawn down in June 2018 and matured on June 22, 2023. On July 4, 2023, the EIB and Curetis entered into a Standstill Agreement pursuant to which the EIB agreed that, with respect to each default or event of default relating to such second tranche, the EIB would not take any action or exercise any right under the Finance Contract until the earlier of a restructuring of the second tranche and November 30, 2023. As a condition to entering into the Standstill Agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023 (see Note 11).

●	On May 4, 2023, the Company closed a best-efforts public offering pursuant to a Securities Purchase Agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 605,000 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 3,890,825 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 4,495,825 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $0.7785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $0.7685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $0.7785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. The common warrants will expire on the five-year anniversary of the date of such stockholder approval. Each pre-funded warrant has an exercise price per share of common stock equal to $0.01 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 6,396,903 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $2.65 to $7.54 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $0.7785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. As of June 30, 2023, stockholder approval for the exercisability of the common warrants in the offering has not yet been obtained.

●	On January 11, 2023, the Company closed a best-efforts public offering pursuant to a Securities Purchase Agreement with a certain institutional investor for the purchase of (i) 321,207 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 2,265,000 shares of common stock (the “Pre-funded Warrants”), (iii) Series A-1 common warrants to purchase an aggregate of 2,586,207 shares of common stock (the “Series A-1 Warrants”), and (iv) Series A-2 common warrants to purchase an aggregate of 2,586,207 shares of common stock (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “Common Warrants”). Each share of common stock and accompanying Common Warrants were sold at a price of $2.90 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Common Warrants were sold at an offering price of $2.89 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million. The Common Warrants have an exercise price of $2.65 per share. The Series A-1 Warrants were immediately exercisable upon issuance, and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance, and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.01 per share of common stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the Common Warrants to $0.7785 per share.

●	On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a Securities Purchase Agreement entered into with a certain institutional investor. In the offering, the Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the purchase agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the close of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants were exercised. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the existing warrants to $0.7785 per share.

●	On June 24, 2022, the Company entered into an At-the-Market, or ATM, Offering Agreement (the “2022 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company's common stock through Wainwright. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Agreement totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. The Company has not sold any shares under the 2022 ATM Agreement in 2023.

On June 5, 2023, the Listing Qualifications Staff of The Nasdaq Stock Market LLC notified the Company that the closing bid price of the Company’s common stock had, for 30 consecutive business days preceding the date of such notice, been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until December 4, 2023, to regain compliance.  If at any time before December 4, 2023, the closing bid price of the Common Stock is at least $1 for a minimum of ten (10) consecutive trading days, the Company can regain compliance. If the Company is not in compliance with the minimum bid price requirement by December 4, 2023, the Company may be entitled to an additional 180-day grace period if the Company meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market at such time.

The Company believes that current cash will be sufficient to repay or refinance the current portion of the Company’s debt and fund operations into September 2023. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to successfully raise additional capital before September 2023, the Company will not have sufficient cash flows and liquidity to finance its business operations beyond September 2023 as currently contemplated. To meet its capital needs and improve its liquidity position, the Company is considering multiple alternatives, including, but not limited to, restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying business activities, selling assets, other strategic financings or transactions and other measures, including obtaining relief under applicable bankruptcy laws. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of and for the three and six months ended June 30, 2023; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany and Vienna, Austria, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities of the subsidiaries are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at June 30, 2023 and December 31, 2022.

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

Cash and cash equivalents and restricted cash

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has cash and cash equivalents deposited in financial institutions in which the balances occasionally exceed the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000. On March 10, 2023, the Company learned that Silicon Valley Bank (“SVB”), the Company’s primary bank at the time (now a division of First Citizens Bank), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. The Company did not experience any losses in such accounts, but since the Company was exposed to credit risk with the failure of SVB, management diversified the Company’s holdings to minimize credit risk in the future.

At June 30, 2023 and December 31, 2022, the Company had funds totaling $496,894 and $495,629, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$3,237,176	$7,440,030	$16,586,577	$36,080,392
Restricted cash	496,894	495,629	441,320	551,794
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$3,734,070	$7,935,659	$17,027,897	$36,632,186

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of June 30, 2023 and December 31, 2022.

At June 30, 2023, the Company had accounts receivable from three customers which individually represented 30%, 25%, and 12% of total accounts receivable. At December 31, 2022, the Company had accounts receivable from two customers which individually represented 41% and 21% of total accounts receivable. For the three months ended June 30, 2023, revenue earned from three customers represented 25%, 19%, and 13% of total revenues. For the three months ended June 30, 2022, revenue earned from two customers represented 57% and 12% of total revenues. For the six months ended June 30, 2023, revenue earned from two customers represented 37% and 16% of total revenues. For the six months ended June 30, 2022, revenue earned from two customers represented 47% and 15% of total revenues.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$1,254,776	$1,011,476
Work-in-process	28,069	37,445
Finished goods	2,061,920	2,596,830
Total	$3,344,765	$3,645,751

Inventory includes Unyvero system instruments, Unyvero cartridges, reagents and components for Unyvero and Acuitas kits, and reagents and supplies used for the Company’s laboratory services.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $2,083,212 and $1,694,843 at June 30, 2023 and December 31, 2022, respectively.

The Company classifies finished good inventory it does not expect to sell or use in clinical studies within 12 months of the unaudited condensed consolidated balance sheets date as strategic inventory, a non-current asset.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and six months ended June 30, 2023 and 2022, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company did not identify any impaired ROU assets for the six months ended June 30, 2023 and 2022.

Intangible assets

As of June 30, 2023, the Company’s intangible assets with net balances are all finite-lived.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks, developed technology and software, in-process research & development (“IPR&D”), and distributor relationships and consisted of the following as of June 30, 2023 and December 31, 2022:

			June 30, 2023			December 31, 2022
	Subsidiary	Cost	Accumulated Amortization and Impairment	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization and Impairment	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	Curetis	$1,768,000	$(564,679)	$(30,541)	$1,172,780	$(469,011)	$(62,520)	$1,236,469
Distributor relationships	Curetis	2,362,000	(502,936)	(40,799)	1,818,265	(417,728)	(83,525)	1,860,747
A50 – Developed technology	Curetis	349,000	(159,254)	(6,029)	183,717	(132,273)	(12,342)	204,385
Ares – Developed technology	Ares Genetics	5,333,000	(1,216,613)	(84,767)	4,031,620	(1,010,495)	(183,132)	4,139,373
A30 – In-Process Research & Development	Curetis	5,706,000	(5,607,434)	(98,566)	—	(5,407,699)	(298,301)	—
		$15,518,000	$(8,050,916)	$(260,702)	$7,206,382	$(7,437,206)	$(639,820)	$7,440,974

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

Total amortization expense of intangible assets was $187,540 and $182,993 for the three months ended June 30, 2023 and 2022, respectively. Total amortization expense of intangible assets was $373,917 and $375,018 for the six months ended June 30, 2023 and 2022, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2023 (July to December)	$375,920
2024	751,840
2025	751,840
2026	751,840
2027	715,051
Thereafter	3,859,891
Total	$7,206,382

In accordance with ASC 360-10, Property, Plant and Equipment, intangible assets, other than IPR&D as discussed above, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and six months ended June 30, 2023, the Company identified triggering events that may indicate that the carrying amount of the intangible assets are not recoverable. The triggering events identified include the decline in the Company’s stock price, the receipt of a non-compliance notice from The Nasdaq Stock Market LLC regarding its minimum bid price requirement, and the Company’s inability to repay its debt to the EIB, in full, as originally required. As a result of identifying these potential indicators of impairment, the Company performed a long-lived asset impairment analysis for the three months ended June 30, 2023, and this analysis determined that the fair value of the Company’s assets exceeded their carrying values, so no impairment loss was recorded. During the three and six months ended June 30, 2022, the Company determined that its finite-lived intangible assets were not impaired.

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

Revenue recognition

The Company derives revenues from (i) the sale of Unyvero Application cartridges, Unyvero instruments, and Acuitas AMR Gene Panel test products, (ii) providing laboratory services, (iii) providing collaboration services (e.g., with the Foundation for Innovative New Diagnostics (FIND) on the Unyvero A30 RQ platform) including funded software and license arrangements, and (iv) granting access to subsets of the proprietary ARESdb data asset.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and from research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended June 30, 2023 and 2022, the Company recognized $88,421 and $111,414 as a reduction of research and development expense related to government grant arrangements, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized $222,359 and $219,879 as a reduction of research and development expense related to government grant arrangements, respectively. The Company had earned but not yet received $618,637 and $401,436 related to these agreements and incentives included in prepaid expenses and other current assets, as of June 30, 2023 and December 31, 2022, respectively.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares, consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) unvested restricted stock units representing the right to acquire shares of common stock which have been excluded from the computation of diluted loss per share, was 11.2 million shares and 1.0 million shares as of June 30, 2023 and 2022, respectively.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers, and enters into collaboration agreements with government agencies, non-governmental organizations, and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$439,672	$889,271	$850,569	$1,255,323
Laboratory services	44,003	20,570	65,676	63,499
Collaboration revenue	252,462	57,364	733,336	118,128
Total revenue	$736,137	$967,205	$1,649,581	$1,436,950

Revenues by geography are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$266,313	$123,659	$381,262	$280,069
International	469,824	843,546	1,268,319	1,156,881
Total revenue	$736,137	$967,205	$1,649,581	$1,436,950

Deferred revenue

Changes to deferred revenue for the period were as follows:

Balance at December 31, 2022	$142,061
Contracts with customers	27,134
Recognized in the current period	(143,954)
Currency translation adjustment	2,038
Balance at June 30, 2023	$27,279

Contract assets

The Company had no contract assets as of June 30, 2023 and December 31, 2022, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at June 30, 2023 and December 31, 2022.

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

For the three and six months ended June 30, 2023, the Company has not transferred any assets between fair value measurement levels.

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

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB (see Note 6). In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity. On May 23, 2022, the Company entered into a Waiver and Amendment Letter which increased the PPI to 0.75% upon maturity between mid-2024 and mid-2025. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023 was as follows:

Description	Balance at December 31, 2022	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at June 30, 2023
Participation percentage interest liability	$99,498	$(55,411)	$1,569	$45,656
Total	$99,498	$(55,411)	$1,569	$45,656

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the three months ended June 30, 2023, the Company did not record any such impairment expenses. During the year ended December 31, 2022, the Company recorded impairment expense of $6,940,549 related to its goodwill (see Note 3) and $5,407,699 related to its indefinite-lived intangible asset (see Note 3).

Note 6 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
EIB	$10,071,668	$13,489,178
Total debt obligations	10,071,668	13,489,178
Unamortized debt discount	(880,517)	(1,614,591)
Carrying value of debt	9,191,151	11,874,587
Less current portion	(9,191,151)	(7,023,901)
Non-current portion of long-term debt	$—	$4,850,686

EIB Loan Facility

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB. The funding could be drawn in up to five tranches within 36 months of entry into the contract, under the EIB amendment, and each tranche is to be repaid upon maturity five years after draw-down.

In April 2017, Curetis drew down a first tranche of €10.0 million from this facility. This tranche had a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3.0 million was drawn down. The terms and conditions are analogous to the first one. In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million third tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, not before approximately mid-2024, and no later than mid-2025, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss. The EIB debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately $15.8 million as of the acquisition date. The resulting debt discount will be amortized over the life of the EIB debt as an increase to interest expense.

On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”) relating to the amendment of the EIB loan facility, between the EIB and Curetis pursuant to which Curetis borrowed an aggregate amount of €18.0 million in three tranches. The 2022 EIB Amendment restructured the first tranche of approximately €13.4 million (including accumulated and deferred interest) of the Company’s outstanding indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. Accordingly, the Company agreed to pay a monthly amount of approximately €0.7 million through April 2023. The Amendment also provides for an increase of the PPI applicable to the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest remain unchanged pursuant to the 2022 EIB Amendment. The second tranche became due and payable by the Company to the EIB in June 2023, and the third tranche will become due and payable in June 2024. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

On June 26, 2023, the Company announced that its subsidiary Curetis and the European Investment Bank (“EIB”) agreed in principle to certain terms relating to the repayment of the second tranche of Curetis’ loan from the EIB pursuant to that certain Finance Contract, dated December 12, 2016, as amended, by and between Curetis and the EIB (the “Finance Contract”). The second tranche had a principal balance of €3 million plus accumulated and deferred interest. The second tranche was drawn down in June 2018 and matured on June 22, 2023. On July 4, 2023, the EIB and Curetis entered into a Standstill Agreement pursuant to which the EIB agreed that, with respect to each default or event of default relating to such second tranche, the EIB would not take any action or exercise any right under the Finance Contract until the earlier of a restructuring of the second tranche and November 30, 2023. As a condition to entering into the Standstill Agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023 (see Note 11).

As of June 30, 2023, the outstanding borrowings under all tranches were €9.3 million (approximately USD $10.1 million), including deferred interest payable at maturity of €1.3 million (approximately USD $1.4 million).

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $684,498 and $779,912 for the three months ended June 30, 2023 and 2022, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $1,301,796 and $2,049,493 for the six months ended June 30, 2023 and 2022, respectively.

Note 7 – Stockholders’ equity

As of June 30, 2023, the Company had 100,000,000 shares of authorized common stock and 6,967,699 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which none were issued or outstanding.

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

On June 24, 2022, the Company entered into an At-the-Market Offering with H.C. Wainwright & Co., LLC, as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company’s common stock through Wainwright. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. The Company has not sold any shares under the 2022 ATM Agreement in 2023.

On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a Securities Purchase Agreement entered into with a certain institutional investor. In the offering, the Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the purchase agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the closing of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants issued in the offering were exercised. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the existing warrants to $0.7785 per share.

On January 11, 2023, the Company closed a best-efforts public offering pursuant to a Securities Purchase Agreement entered into with a certain institutional investor for the purchase of (i) 321,207 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 2,265,000 shares of common stock, (iii) Series A-1 common warrants to purchase an aggregate of 2,586,207 shares of common stock, and (iv) Series A-2 common warrants to purchase an aggregate of 2,586,207 shares of common stock. Each share of common stock and accompanying Series A-1 Warrant and Series A-2 Warrant (collectively, the “Common Warrants”) was sold at a price of $2.90 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Series A-1 Warrant and Series A-2 Warrant was sold at an offering price of $2.89 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million. The Common Warrants have an exercise price of $2.65 per share. The Series A-1 Warrants were immediately exercisable upon issuance, and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance, and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.01 per share of common stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the Common Warrants to $0.7785 per share.

On May 4, 2023, the Company closed a best-efforts public offering pursuant to a Securities Purchase Agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 605,000 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 3,890,825 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 4,495,825 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $0.7785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $0.7685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $0.7785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. The common warrants will expire on the five-year anniversary of the date of such stockholder approval. Each pre-funded warrant has an exercise price per share of common stock equal to $0.01 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 6,396,903 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $2.65 to $7.54 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $0.7785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. As of June 30, 2023, stockholder approval for the exercisability of the common warrants in the offering has not yet been obtained.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 2,710 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 115,996 shares were automatically added to the 2015 Plan in 2023. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2023, 81,646 shares remain available for issuance under the 2015 Plan.

In connection with the appointment of Albert Weber as Chief Financial Officer, OpGen granted Mr. Weber an inducement grant of stock options to purchase an aggregate of 10,500 shares of OpGen’s common stock with a grant date of January 3, 2022. The equity award was granted as a component of Mr. Weber’s employment compensation and was granted as an inducement material to his acceptance of employment with OpGen. The options have an exercise price of $21.60, a ten-year term and a vesting schedule of 25% vesting of the award on the first annual anniversary of the date of grant and then 6.25% vesting each quarter thereafter over three additional years. The award is subject to Mr. Weber’s continued service with OpGen through the applicable vesting dates.

For the three and six months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of services	$—	$8,266	$—	$11,101
Research and development	47,465	73,981	117,828	140,979
General and administrative	79,208	138,438	185,041	279,320
Sales and marketing	29,856	36,718	64,782	67,622
	$156,529	$257,403	$367,651	$499,022

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position.

During the three and six months ended June 30, 2023, the Company did not grant any options, no options were forfeited, and no options expired.

The Company had total stock options to acquire 107,597 shares of common stock outstanding at June 30, 2023 under all of its equity compensation plans.

Restricted stock units

During the three months ended June 30, 2023, the Company granted 7,500 restricted stock units, 22,153 restricted stock units vested, and none were forfeited. During the six months ended June 30, 2023, the Company granted 100,500 restricted stock units, 33,780 restricted stock units vested, and none were forfeited. The Company had 109,627 total restricted stock units outstanding at June 30, 2023.

Stock purchase warrants

At June 30, 2023 and December 31, 2022, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2023 (1)	December 31, 2022 (1)
February 2015	$66,000.00	February 2025	23	23
February 2018	$1,625.00	February 2023	—	462
February 2018	$1,300.00	February 2023	—	3,848
October 2019	$40.00	October 2024	17,700	17,700
October 2019	$52.00	October 2024	11,750	11,750
November 2020	$50.44	May 2026	12,107	12,107
February 2021	$78.00	August 2026	20,834	20,834
October 2022	$7.54	April 2028	—	1,224,489
May 2023	$0.7785	(2)	10,892,728	—
			10,955,142	1,291,213

The warrants listed above were issued in connection with various debt, equity or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock splits effected on August 22, 2019 and January 5, 2023 were rounded up to the next whole share of common stock on a holder by holder basis.
(2)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. The warrants will expire on the five-year anniversary of the date of such stockholder approval.

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

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5 systems that it commits to purchase in the following quarter. As of June 30, 2023, the Company had acquired twenty-four QuantStudio 5 systems, none of which were acquired during the six months ended June 30, 2023. As of June 30, 2023, the Company has not committed to acquiring additional QuantStudio 5 systems in the next three months.

Curetis places frame-work orders for Unyvero instruments and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero instruments have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. The aggregate purchase commitments over the next twelve months are approximately $32,000.

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of June 30, 2023 and December 31, 2022:

Lease Classification	June 30, 2023	December 31, 2022
ROU Assets:
Operating	$2,041,010	$1,459,413
Financing	1,833	3,500
Total ROU assets	$2,042,843	$1,462,913
Liabilities
Current:
Operating	$517,602	$377,626
Finance	1,962	3,364
Noncurrent:
Operating	2,987,194	2,566,138
Finance	—	280
Total lease liabilities	$3,506,758	$2,947,408

Maturities of lease liabilities as of June 30, 2023 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2023 (July to December)	$410,458	$1,682	$412,140
2024	827,380	280	827,660
2025	734,694	—	734,694
2026	582,578	—	582,578
2027	592,981	—	592,981
Thereafter	1,737,688	—	1,737,688
Total lease payments	4,885,779	1,962	4,887,741
Less: Interest	(1,380,983)	—	(1,380,983)
Present value of lease liabilities	$3,504,796	$1,962	$3,506,758

Condensed consolidated statements of operations classification of lease costs as of the three and six months ended June 30, 2023 and 2022 are as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating	Operating expenses	$171,506	$152,784	$309,303	$327,699
Finance:
Amortization	Operating expenses	838	31,096	1,667	70,807
Interest expense	Other expenses	—	509	—	1,414
Total lease costs		$172,344	$184,389	$310,970	$399,920

Other lease information as of June 30, 2023 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	6.5
Finance leases	0.6
Weighted average discount rate:
Operating leases	9.7%
Finance leases	1.0%

Supplemental cash flow information as of the six months ended June 30, 2023 and 2022 is as follows:

Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$309,303	$327,699
Finance leases	$—	$1,414
Cash used in financing activities
Finance leases	$1,682	$28,101
ROU assets obtained in exchange for lease obligations:
Operating leases	$801,321	$—

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

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $2,264 and $703 for the three months ended June 30, 2023 and 2022, respectively. The total net royalty expense related to this agreement was $4,207 and $3,482 for the six months ended June 30, 2023 and 2022, respectively.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for a total amount due to Curetis of €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). On April 4, 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €130 thousand in milestone payments, increasing the total project revenue to €830 thousand. The additional deliverables were completed by June 30, 2023. During the three and six months ended June 30, 2023, the Company recognized revenues of €0.2 million and €0.6 million, respectively, related to the collaboration, bringing the total amount recognized through June 30, 2023, to €0.8 million. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million.

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

On July 4, 2023, the Company entered into a Standstill Agreement, by and among Curetis, the Company’s wholly owned subsidiary, as borrower, the Company and Ares Genetics, the Company’s wholly owned subsidiary, as guarantors, and the EIB, as lender, relating to that certain Finance Contract, originally dated December 12, 2016, as amended, by and between Curetis and EIB (the “Finance Contract”). Pursuant to the Standstill Agreement, the EIB agreed that, with respect to each default or event of default relating to €3 million in principal plus accumulated interest that (i) was due and payable on June 22, 2023 under the Finance Contract and (ii) continues to exist as of the date of the Standstill Agreement, the EIB would not take any action or exercise any right under the Finance Contract, including, but not limited to, any right of acceleration or termination, until the earlier of the entry into a definitive agreement for the restructuring of the second tranche and November 30, 2023. As a condition of entering into such standstill agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast on a bi-weekly basis and cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. The EIB may terminate the Standstill Agreement upon notice to Curetis if, among other customary termination rights, Curetis or the guarantors fail to comply with any undertakings in the Standstill Agreement, the third party expert determines that there are no prospects for a successful restructuring of the second tranche and that it therefore will be unable to issue a restructuring opinion, or the cash flow forecast shows a negative liquidity shortfall during the specified period.

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

Overview

OpGen, Inc. (the “Company”) is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. The Company’s current product portfolio includes Unyvero, Acuitas AMR Gene Panel, and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud.

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

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection, urinary tract infection and invasive joint infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g., for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of pneumonia in hospitalized patients. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. It also increases in elderly patients, transplant, cancer or other immunocompromised patients. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. The Company has commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. The Company believes the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the U.S. Centers for Disease Control and Prevention, or CDC.

●	Following registration of the Unyvero instrument system as an in vitro diagnostics (IVD) platform for the Chinese market in early 2021, the Company is supporting its strategic partner Beijing Clear Biotech (BCB) in pursuing execution of a supplemental clinical trial with the Unyvero Hospitalized Pneumonia (HPN) test. As requested by the Chinese regulatory authority National Medical Products Administration (NMPA), this study is geared towards generating additional data in China that will complement a larger data set with data from abroad compiled from other clinical and analytical studies performed in the past. Due to the impact of strict COVID-19 restrictions in China during 2022, the initiation of this supplementary study has been delayed, and the timing for its initiation remains uncertain. In the third quarter of 2022, regulatory advisors to BCB informed OpGen that the NMPA implemented a mandatory new electronic filing regime that requires the Company to re-submit its clinical trial plan under the new regime. The regulatory advisors estimated a total duration for the review and approval process to be between 24 to 30 months from submission, and during that time, the clinical study is believed to take approximately 10 to 12 months, though as of June 30, 2023, the clinical study has not yet commenced.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD-marked in Europe, is currently being made available to laboratories in the United States as a research use only, or RUO, kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. The Company had initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021 and completed enrollment of more than 1,800 patient samples by the end of the third quarter of 2022. Following the announcement of preliminary top line data in December 2022, the Company concluded reference testing in early 2023 and submitted a De Novo classification request to the U.S. Food and Drug Administration (FDA) seeking marketing authorization for its Unyvero UTI panel in April 2023. The FDA provided an additional information request letter on June 30, 2023. The Company has 180 days from the date of such request letter to respond to the FDA’s requests. If cleared, the Unyvero UTI would become the first rapid sample-to-answer test for urinary tract infections available as an FDA-cleared IVD test in the United States.

●	The Unyvero Invasive Joint Infection, or IJI, test, which is a variant of the ITI cartridge being developed for the U.S. market, has also been selected for analytical and clinical performance evaluation on the Unyvero A30 RQ platform including clinical trials towards a future submission to the FDA. Such clinical trial is not expected to start before late 2023 and will be subject to availability of funding. Microbial diagnosis of IJI is difficult because of challenges in sample collection, usually at surgery, and patients being on prior antibiotic therapy which minimizes the chances of recovering viable bacteria. The Company believes that Unyvero IJI could be useful in identifying pathogens as well as their antimicrobial resistance, or AMR, markers to help guide optimal antibiotic treatment for these patients.

●	In September 2021, the Company received clearance from the FDA for its Acuitas AMR Gene Panel for bacterial isolates. The Acuitas AMR Gene Panel detects 28 genetic AMR markers in isolated bacterial colonies from 26 different pathogens in under three hours. The Company believes the panel provides clinicians with a valuable diagnostic tool that informs about potential AMR patterns early and supports appropriate antibiotic treatment decisions in this indication. During 2022, the Company signed two commercial customer contracts and installed the first two systems for the Acuitas AMR Gene Panel for isolates. In August 2023, the Company entered into an additional commercial customer contract and the Company expects to continue pursuing commercial agreements for the Acuitas AMR Gene Panel.

●	In September 2022, the Company entered into a research and development, or R&D, collaboration agreement with the Foundation for Innovative New Diagnostics (FIND), the global alliance for diagnostics, to assist in funding the development of the Unyvero A30 RQ platform for use in low- and middle-income countries (LMICs). The initial project focused on a feasibility study for the rapid detection of AMR markers from blood culture. The feasibility phase of this initial R&D project concluded in the first quarter of 2023 and was funded by FIND for €0.7 million (approximately $0.7 million). In April 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €130 thousand in milestone payments, increasing the total project revenue to €830 thousand. The additional deliverables were completed by June 30, 2023. During the three and six months ended June 30, 2023, the Company recognized revenues of €0.2 million and €0.6 million, respectively, related to the collaboration, bringing the total amount recognized through June 30, 2023, to €0.8 million. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million.

●	In October 2022, the Company announced that its subsidiary Curetis and BioVersys AG, a Swiss biotech company developing novel antibiotics against drug resistant infections, entered into a collaboration agreement. Under that collaboration agreement, BioVersys is using the Unyvero systems and HPN tests at all its sites during its BV100 phase II clinical trial which is targeted to treat Carbapenem-resistant Acinetobacter baumannii.

●	The Company is also developing novel bioinformatics tools and solutions to accompany or augment its current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of its portfolio of IVD products or even as a standalone bioinformatics product.

●	The Company offers validated high-quality sequencing and analysis services with rapid turnaround times for key applications in microbiology from our Ares Genetics laboratory in Vienna, Austria. The unique and differentiated offering for rapid and comprehensive genetic characterization of bacterial isolates and interpretive services include whole genome sequencing, taxonomic identification and typing, detection of plasmids, and other mobile elements, AMR and virulence markers. Furthermore, the RUO services provided through OpGen’s laboratory in Rockville, Maryland provide prediction of genomic antibiotic susceptibility based on our ARESdb database as well as specialized software for bacterial outbreak analysis via our AREScloud web application. These technologies are particularly applicable to programs of Infection Prevention and Control (IPC), antibiotic stewardship and surveillance, all of which are part of the U.S. national strategy to protect against rising antimicrobial resistance. Furthermore, in August 2023, Ares Genetics released new features to its AREScloud offering including a single nucleotide polymorphism (SNP) analysis module and a module for the interpretation of plasmids to enhance genomic surveillance.

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

Our Unyvero A50 system tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA-cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with two to five minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ and, following the successful completion of a key development milestone, Curetis has completed verification and validation testing of the A30 RQ instruments and, in addition to the collaboration with FIND, is actively engaged with a strategic advisor in ongoing partnering discussions and due diligence with a specific focus on Chinese rights to the A30 RQ platform.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. The Company’s distribution partners include Fisher Healthcare in the United States, A. Menarini Diagnostics S.r.l. for Pan-European distribution of the Unyvero A50 product line to currently 12 countries, and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. The Company has a network of other distributors covering countries in Europe, the Middle East and Africa, Asia Pacific, and Latin America.

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

Financial Overview

Revenue

We recognize three types of revenues: product sales, laboratory services and collaboration revenue. We generate product revenues from sales of our products, including through our distribution partners, such as our Unyvero instruments and our Acuitas AMR Gene Panel test. We also generate revenue from sales by OpGen’s subsidiary Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services relate to services that we and our subsidiaries provide to customers. Lastly, our collaboration revenues consist of revenue received from research and development collaborations that we have entered into with third parties, such as our collaboration agreement with FIND.

Cost of Products, Cost of Services, and Operating Expenses

Our cost of products consists of product and inventory costs, including materials costs and overhead, and other costs related to the recognition of revenue. Cost of services relate to the material and labor costs associated with providing our services. Research and development expenses currently consist primarily of expenses incurred in connection with our clinical and pre-clinical research activities, such as our prior clinical trials for our initiated clinical trial for the Unyvero UTI in the United States. Selling, general and administrative expenses consist of public company costs and salaries and related costs for administrative and sales and business development personnel.

Results of operations for the three months ended June 30, 2023 and 2022

Revenues

	Three months ended June 30,
	2023	2022
Product sales	$439,672	$889,271
Laboratory services	44,003	20,570
Collaboration revenue	252,462	57,364
Total revenue	$736,137	$967,205

Total revenue for the three months ended June 30, 2023 decreased approximately 24% when compared to the same period in 2022, with a change in the mix of revenue as follows:

●	Product Sales: the decrease in revenue of approximately 51% in the 2023 period compared to the 2022 period is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner, Menarini, in the second quarter of 2022;

●	Laboratory Services: the increase in revenue of approximately 114% in the 2023 period compared to the 2022 period is primarily attributable to an increase in the validated high-quality sequencing and analysis services performed by Ares Genetics and an increase in the RUO lab services performed by OpGen’s laboratory in Rockville, Maryland; and

●	Collaboration Revenue: the increase in revenue of approximately 340% in the 2023 period compared to the 2022 period is primarily the result of the Company’s collaboration agreement with FIND.

Operating expenses

	Three months ended June 30,
	2023	2022
Cost of products sold	$714,392	$646,389
Cost of services	204,102	15,650
Research and development	1,388,792	2,273,756
General and administrative	2,425,007	2,134,266
Sales and marketing	1,160,200	1,169,349
Total operating expenses	$5,892,493	$6,239,410

Our total operating expenses for the three months ended June 30, 2023 decreased approximately 6% when compared to the same period in 2022. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended June 30, 2023 increased approximately 11% when compared to the same period in 2022, primarily due to increases in inventory reserves for obsolescence, expirations, and slow-moving inventory;

●	Cost of services: cost of services for the three months ended June 30, 2023 increased approximately 1,204% when compared to the same period in 2022, primarily due to additional expenses from the Company’s collaboration with FIND;

●	Research and development: research and development expenses for the three months ended June 30, 2023 decreased approximately 39% when compared to the same period in 2022, primarily due to a reduction in payroll related costs as well as the conclusion of the prospective multi-center clinical trial for the Unyvero UTI in the third quarter of 2022;

●	General and administrative: general and administrative expenses for the three months ended June 30, 2023 increased approximately 14% when compared to the same period in 2022, primarily due to higher financing-related legal and auditor related costs; and

●	Sales and marketing: sales and marketing expenses for the three months ended June 30, 2023 remained relatively consistent when compared to the same period in 2022.

Other (expense) income

	Three months ended June 30,
	2023	2022
Interest expense	$(684,498)	$(779,912)
Foreign currency transaction (losses) gains	(60,401)	271,967
Other income	31,215	13,851
Change in fair value of derivative financial instruments	42,717	(74,116)
Total other expense	$(670,967)	$(568,210)

Our total other expense for the three months ended June 30, 2023 increased when compared to the same period in 2022 primarily due to foreign currency transaction losses during the quarter.

Results of operations for the six months ended June 30, 2023 and 2022

Revenues

	Six months ended June 30,
	2023	2022
Product sales	$850,569	$1,255,323
Laboratory services	65,676	63,499
Collaboration revenue	733,336	118,128
Total revenue	$1,649,581	$1,436,950

Total revenue for the six months ended June 30, 2023 increased approximately 15% when compared to the same period in 2022, with a change in the mix of revenue as follows:

●	Product Sales: the decrease in revenue of approximately 32% in the 2023 period compared to the 2022 period is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner, Menarini, in the second quarter of 2022;

●	Laboratory Services: the increase in revenue of approximately 3% in the 2023 period compared to the 2022 period is primarily attributable to an increase in the RUO lab services performed by OpGen’s laboratory in Rockville, Maryland; and

●	Collaboration Revenue: the increase in revenue of approximately 521% in the 2023 period compared to the 2022 period is primarily the result of the Company’s collaboration agreement with FIND.

Operating expenses

	Six months ended June 30,
	2023	2022
Cost of products sold	$1,306,770	$938,386
Cost of services	332,408	46,212
Research and development	3,201,624	4,590,197
General and administrative	4,848,960	4,759,319
Sales and marketing	2,186,287	2,220,781
Total operating expenses	$11,876,049	$12,554,895

Our total operating expenses for the six months ended June 30, 2023 decreased approximately 5% when compared to the same period in 2022. Operating expenses changed as follows:

●	Costs of products sold: cost of products sold for the six months ended June 30, 2023 increased approximately 39% when compared to the same period in 2022, primarily due to increases in inventory reserves for obsolescence, expirations, and slow-moving inventory;

●	Costs of services: cost of services for the six months ended June 30, 2023 increased approximately 619% when compared to the same period in 2022, primarily due to additional expenses from the Company’s collaboration with FIND;

●	Research and development: research and development expenses for the six months ended June 30, 2023 decreased approximately 30% when compared to the same period in 2022, primarily due to a reduction in payroll related costs as well as the conclusion of the prospective multi-center clinical trial for the Unyvero UTI in the third quarter of 2022;

●	General and administrative: general and administrative expenses for the six months ended June 30, 2023 remained relatively consistent when compared to the same period in 2022; and

●	Sales and marketing: sales and marketing expenses for the six months ended June 30, 2023 remained relatively consistent when compared to the same period in 2022.

Other expense

	Six months ended June 30,
	2023	2022
Interest expense	$(1,301,796)	$(2,049,493)
Foreign currency transaction (losses) gains	(152,396)	470,707
Other income	61,323	16,972
Change in fair value of derivative financial instruments	55,411	35,628
Total other expense	$(1,337,458)	$(1,526,186)

Our total other expense for the six months ended June 30, 2023 decreased when compared to the same period in 2022 primarily due to a reduction in interest expense resulting from the Company’s debt repayments, partially offset by foreign currency transaction losses.

Liquidity and capital resources

As of June 30, 2023, we had cash and cash equivalents of $3.2 million compared to $7.4 million at December 31, 2022. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2023 and 2022, including:

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

On May 4, 2023, we closed a best-efforts public offering for the purchase of (i) 605,000 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 3,890,825 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 4,495,825 shares of common stock. The offering raised aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million.

We believe that current cash on hand will be sufficient to fund operations into September 2023. This has led management to conclude that there is substantial doubt about our ability to continue as a going concern. In the event we are unable to successfully raise additional capital before September 2023, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. To meet its capital needs and improve its liquidity position, the Company is considering multiple alternatives, including, but not limited to, restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying business activities, selling assets, other strategic financings or transactions and other measures, including obtaining relief under bankruptcy laws. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

On March 10, 2023, the Company learned that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, due to the sudden and massive financial collapse of the bank. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the SVB receivership (the “Statement”). The Statement provided that “[d]epositors will have access to all of their money starting Monday, March 13.” At the time, the Company had most of its cash and cash equivalents held in deposit accounts at SVB, which the Statement said the Company would have access to starting on March 13, 2023. While we regained access to our accounts at Silicon Valley Bank (now a division of First Citizens Bank) and created additional banking relationships to diversify our holdings, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2023	2022
Net cash used in operating activities	$(9,715,206)	$(11,700,904)
Net cash used in investing activities	(697,761)	(83,563)
Net cash provided by (used in) financing activities	6,248,090	(6,847,506)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of our net loss of $11.6 million, reduced by certain noncash items, including depreciation and amortization expense of $0.7 million, noncash interest expense of $1.0 million, change in inventory reserve of $0.4 million, and share-based compensation expense of $0.4 million. Net cash used in operating activities for the six months ended June 30, 2022 consisted primarily of our net loss of $12.6 million, reduced by certain noncash items, including depreciation and amortization expense of $1.0 million, noncash interest expense of $1.6 million, and share-based compensation expense of $0.5 million.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 consisted of purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from the issuance of common stock and warrants, net of issuance costs, in connection with the Company’s financings in January and May 2023, partially offset by payments on the Company’s debt with the EIB. Net cash used in financing activities for the six months ended June 30, 2022 consisted of payments on the Company’s debt with the EIB and finance leases.

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

As of June 30, 2023, the outstanding borrowings under all tranches were €9.3 million (approximately USD $10.1 million), including deferred interest payable at maturity of €1.3 million (approximately USD $1.4 million).

On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”), which amended the EIB loan facility. The 2022 EIB Amendment restructured the first tranche of approximately €13.4 million (including accumulated and deferred interest) of the Company’s indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over a twelve-month period beginning in May 2022. As a result, the Company paid twelve monthly installments totaling approximately €8.4 million through April 2023, at which point the first tranche was repaid in full. The 2022 EIB Amendment also provides for the increase of the PPI of the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024.

On July 4, 2023, the Company entered into a Standstill Agreement, by and among Curetis, as borrower, the Company and Ares Genetics, as guarantors, and the EIB, as lender, relating to that certain Finance Contract, originally dated December 12, 2016, as amended, by and between Curetis and EIB. Pursuant to the Standstill Agreement, the EIB agreed that, with respect to each default or event of default relating to €3 million in principal plus accumulated interest that (i) was due and payable on June 22, 2023 under the Finance Contract and (ii) continues to exist as of the date of the Standstill Agreement, the EIB would not take any action or exercise any right under the Finance Contract, including, but not limited to, any right of acceleration or termination, until the earlier of the entry into a definitive agreement for the restructuring of the second tranche and November 30, 2023. As a condition of entering into such standstill agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast on a bi-weekly basis and cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. The EIB may terminate the Standstill Agreement upon notice to Curetis if, among other customary termination rights, Curetis or the guarantors fail to comply with any undertakings in the Standstill Agreement, the third party expert determines that there are no prospects for a successful restructuring of the second tranche and that it therefore will be unable to issue a restructuring opinion, or the cash flow forecast shows a negative liquidity shortfall during the specified period.

The terms of the third tranche of the Company’s indebtedness of €5.0 million plus accumulated deferred interest remain unchanged. Accordingly, unless the EIB restructures the third tranche of indebtedness along with the second tranche, approximately €6.7 million for the third tranche will become due and payable by the Company in June 2024.

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

Off-balance sheet arrangements

As of June 30, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2023, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

We have a history of losses, and we expect to incur losses for the next several years. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2022 and 2021 contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We have incurred substantial losses since our inception, and we expect to continue to incur additional losses for the next several years. For the years ended December 31, 2022 and 2021, we had net losses of $37.3 million and $34.8 million, respectively. From our inception through December 31, 2022, we had an accumulated deficit of $272.8 million. The reports of our independent registered public accounting firm on our financial statements for the years ended December 31, 2022 and 2021 each contain explanatory language that substantial doubt exists about our ability to continue as a going concern. We completed a number of financings in 2021, 2022 and 2023, including an at-the-market public offering which commenced in June 2022 and financings in October 2022, January 2023 and May 2023. The net proceeds from such financings since 2021 total approximately $61.1 million. We cannot assure you that we can continue to raise the capital necessary to fund our business, and, if are unable to raise additional capital, we are unlikely to be able to continue to finance our business as currently contemplated.

Even if we achieve significant revenues, we may not become profitable, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain consistently profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to pursue our growth strategy. We have no committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have an adverse effect on our business, financial condition, and results of operations.

We need to raise additional capital to support our business. If we cannot do so successfully, we will not be able to continue as a going concern.

We need to raise additional capital to support our business. If we cannot do so successfully, we will not be able to continue as a going concern. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, restructuring or refinancing our debt, seeking additional debt or equity capital, reducing or delaying business activities, selling assets, other strategic financings or transactions and other measures, including obtaining relief under applicable bankruptcy laws. There can be no assurance that we will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

With regard to a loan that we received from the EIB in three tranches between 2017 and 2019, we entered into a standstill agreement with the EIB in July 2023, pursuant to which the EIB agreed that it would not take action with respect to the remaining amount outstanding regarding the tranche of the loan facility that became due in June 2023 until the earlier of the entry into a definitive agreement relating to the restructuring of such tranche and November 30, 2023. In light of such standstill agreement, we believe that our current cash on hand will be sufficient to fund operations into September 2023. Notwithstanding such standstill agreement, in the event we are unable to successfully raise additional capital before September 2023 or fail to comply with the restrictive covenants in such standstill agreement, we will not have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in such circumstances, we would be compelled to immediately reduce general and administrative expenses and delay research and development projects, including the purchase of scientific equipment and supplies, until we are able to obtain sufficient financing. We have no additional committed sources of capital and may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have a material adverse effect on our business, financial condition and results of operations. If such sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

We have significant indebtedness which could have a material adverse effect on our financial condition.

As of June 30, 2023, we owed indebtedness of approximately €9.3 million (approximately USD $10.1 million), including deferred interest payable at maturity of €1.3 million (approximately USD $1.4 million) under a loan provided by the EIB with a remaining maturity in June 2024. Under our loan with the EIB, an amount of €3 million in principal plus accumulated interest became due and payable in June 2023. In connection with such amount, we entered into a standstill agreement in July 2023 pursuant to which the EIB agreed not to take any action with respect to the remaining amount outstanding with respect to such tranche until the earlier of the entry into a definitive agreement relating to the restructuring of such tranche and November 30, 2023. As a condition to entering into the standstill agreement, our subsidiary Curetis GmbH paid EIB a partial payment of interest for the second loan tranche of €1 million in June 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.1	Form of Securities Purchase Agreement, dated May 1, 2023, between OpGen, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.2	Form of Warrant Amendment Agreement, dated May 1, 2023, between OpGen, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Albert Weber
Albert Weber
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	August 14, 2023

