Form 10-Q
period 2023-09-30
OPGEN INC
filed 2023-11-14
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

10,013,524 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 14, 2023.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K and any risk factors included in Part II Item 1A “Risk Factors” of this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;
●	the impact, timing, outcome and risks of the independent insolvency proceedings of our subsidiaries Curetis GmbH and Ares Genetics GmbH;
●	the result of our efforts to mitigate the Company’s cash position, including restructuring or refinancing of our debt, seeking additional debt or equity capital, reducing or delaying our business activities, selling assets, other strategic transactions or other measures, including obtaining relief under U.S. bankruptcy or foreign insolvency laws, and the terms, value and timing of any transaction resulting from such efforts;
●	our ability to continue to operate in the ordinary course of business without disruption while the insolvency proceedings of our subsidiaries Curetis GmbH and Ares Genetics GmbH are pending;
●	our ability to satisfy our debt obligations, including following and in connection with our subsidiaries’ insolvency proceedings;

●	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
●	the finalization of the FDA De Novo request review and eventual clearance decision for Unyvero UTI;
●	the completion of our development efforts for our Unyvero A30 RQ platform and ARESdb, and the timing of regulatory submissions;
●	our ability to meet our obligations and extend our relationships under our collaboration and distribution agreements;
●	our ability to obtain regulatory clearance for and commercialize our product and services offerings;
●	our ability to sustain and grow our customer base for our Unyvero IVD products as well as our current research use only (RUO) products;
●	regulations and changes in laws or regulations applicable to our business, including regulation by the FDA, European Union, including new IVDR requirements, and China’s NMPA;
●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation, Russia’s war against Ukraine, and Hamas’ war against Israel;
●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions that could adversely affect our business, financial condition or results of operations;
●	our use of proceeds from capital financing transactions;
●	anticipated trends and challenges in our business and the competition that we face;
●	the execution of our business plan and our growth strategy;
●	our expectations regarding the size of and growth in potential markets;
●	our opportunity to successfully enter into new collaborative or strategic agreements;
●	compliance with the U.S. and international regulations applicable to our business; and
●	our expectations regarding future revenue and expenses.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$292,642	$7,440,030
Accounts receivable, net	422,725	514,372
Inventory, net	1,198,259	1,345,137
Prepaid expenses and other current assets	1,541,074	1,355,949
Total current assets	3,454,700	10,655,488
Property and equipment, net	3,820,829	3,457,531
Finance lease right-of-use assets, net	986	3,500
Operating lease right-of-use assets	1,915,049	1,459,413
Intangible assets, net	6,842,406	7,440,974
Strategic inventory	1,608,890	2,300,614
Other noncurrent assets	492,022	495,629
Total assets	$18,134,882	$25,813,149
Liabilities and Stockholders’ Equity
Current liabilities
Current maturities of long-term debt	$9,199,764	$7,023,901
Accounts payable	904,559	420,821
Accrued compensation and benefits	381,807	1,097,654
Accrued liabilities	1,268,723	1,526,204
Deferred revenue	194,687	142,061
Short-term finance lease liabilities	1,121	3,364
Short-term operating lease liabilities	521,424	377,626
Total current liabilities	12,472,085	10,591,631
Long-term debt, net	—	4,850,686
Derivative liabilities	34,364	99,498
Long-term finance lease liabilities	—	280
Long-term operating lease liabilities	2,830,282	2,566,138
Other long-term liabilities	121,428	129,368
Total liabilities	15,458,159	18,237,601
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,013,524 and 2,899,911 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	100,135	28,999
Additional paid-in capital	291,705,905	281,167,161
Accumulated deficit	(288,451,655)	(272,824,772)
Accumulated other comprehensive loss	(677,662)	(795,840)
Total stockholders’ equity	2,676,723	7,575,548
Total liabilities and stockholders’ equity	$18,134,882	$25,813,149

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Product sales	$558,965	$359,112	$1,409,534	$1,614,435
Laboratory services	47,135	31,016	112,810	94,515
Collaboration revenue	92,922	58,585	826,257	176,713
Total revenue	699,022	448,713	2,348,601	1,885,663
Operating expenses
Cost of products sold	618,796	1,886,191	1,925,566	2,824,577
Cost of services	73,174	17,239	405,582	63,450
Research and development	1,201,865	2,031,113	4,403,488	6,621,310
General and administrative	2,034,628	2,020,452	6,883,588	6,779,773
Sales and marketing	336,184	1,031,496	2,522,471	3,252,277
Goodwill impairment charge	—	6,975,520	—	6,975,520
Total operating expenses	4,264,647	13,962,011	16,140,695	26,516,907
Operating loss	(3,565,625)	(13,513,298)	(13,792,094)	(24,631,244)
Other (expense) income
Interest and other income	24,977	11,174	86,301	28,147
Interest expense	(396,768)	(569,306)	(1,698,564)	(2,618,799)
Foreign currency transaction (losses) gains	(135,930)	(51,547)	(288,326)	419,160
Change in fair value of derivative financial instruments	10,389	18,995	65,800	54,623
Total other expense	(497,332)	(590,684)	(1,834,789)	(2,116,869)
Loss before income taxes	(4,062,957)	(14,103,982)	(15,626,883)	(26,748,113)
Provision for income taxes	—	—	—	—
Net loss	$(4,062,957)	$(14,103,982)	$(15,626,883)	$(26,748,113)
Net loss available to common stockholders	$(4,062,957)	$(14,103,982)	$(15,626,883)	$(26,748,113)
Net loss per common share – basic and diluted	$(0.46)	$(5.92)	$(2.38)	$(11.40)
Weighted average shares outstanding – basic and diluted	8,778,152	2,382,848	6,565,853	2,345,794
Net loss	$(4,062,957)	$(14,103,982)	$(15,626,883)	$(26,748,113)
Other comprehensive income (loss) – foreign currency translation	78,815	(536,758)	118,178	(2,247,749)
Comprehensive loss	$(3,984,142)	$(14,640,740)	$(15,508,705)	$(28,995,862)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2021	2,322,511	$23,225	—	$—	$276,149,768	$585,626	$(235,541,539)	$41,217,080
Issuance of RSUs	5,375	54	—	—	(54)	—	—	—
Stock compensation expense	—	—	—	—	241,619	—	—	241,619
Foreign currency translation	—	—	—	—	—	(483,849)	—	(483,849)
Net loss	—	—	—	—	—	—	(6,803,716)	(6,803,716)
Balances at March 31, 2022	2,327,886	23,279	—	—	276,391,333	101,777	(242,345,255)	34,171,134
Issuance of RSUs	3,293	33	—	—	(33)	—	—	—
Stock compensation expense	—	—	—	—	257,403	—	—	257,403
Foreign currency translation	—	—	—	—	—	(1,227,142)	—	(1,227,142)
Net loss	—	—	—	—	—	—	(5,840,415)	(5,840,415)
Balances at June 30, 2022	2,331,179	23,312	—	—	276,648,703	(1,125,365)	(248,185,670)	27,360,980
Stock compensation expense	—	—	—	—	228,367	—	—	228,367
At the market offering, net of offering costs	85,732	857	—	—	988,847	—	—	989,704
Foreign currency translation	—	—	—	—	—	(536,758)	—	(536,758)
Net loss	—	—	—	—	—	—	(14,103,982)	(14,103,982)
Balances at September 30, 2022	2,416,911	$24,169	—	$—	$277,865,917	$(1,662,123)	$(262,289,652)	$13,938,311

Balances at December 31, 2022	2,899,911	$28,999	—	$—	$281,167,161	$(795,840)	$(272,824,772)	$7,575,548
Issuance of RSUs	11,627	116	—	—	(116)	—	—	—
Stock compensation expense	—	—	—	—	211,122	—	—	211,122
Offering of common stock and warrants, net of issuance costs	2,586,207	25,862	—	—	6,948,188	—	—	6,974,050
Share cancellation	(2,199)	(22)	—	—	22	—	—	—
Foreign currency translation	—	—	—	—	—	153,067	—	153,067
Net loss	—	—	—	—	—	—	(5,736,603)	(5,736,603)
Balances at March 31, 2023	5,495,546	54,955	—	—	288,326,377	(642,773)	(278,561,375)	9,177,184
Issuance of RSUs	22,153	222	—	—	(222)	—	—	—
Stock compensation expense	—	—	—	—	156,529	—	—	156,529
Cash bonus taken in the form of stock compensation	—	—	—	—	283,554	—	—	283,554
Offering of common stock and warrants, net of issuance costs	1,450,000	14,500	—	—	3,169,150	—	—	3,183,650
Foreign currency translation	—	—	—	—	—	(113,704)	—	(113,704)
Net loss	—	—	—	—	—	—	(5,827,323)	(5,827,323)
Balances at June 30, 2023	6,967,699	69,677	—	—	291,935,388	(756,477)	(284,388,698)	6,859,890
Stock compensation expense	—	—	—	—	(229,483)	—	—	(229,483)
Offering of common stock and warrants, net of issuance costs	3,045,825	30,458	—	—	—	—	—	30,458
Foreign currency translation	—	—	—	—	—	78,815	—	78,815
Net loss	—	—	—	—	—	—	(4,062,957)	(4,062,957)
Balances at September 30, 2023	10,013,524	$100,135	—	$—	$291,705,905	$(677,662)	$(288,451,655)	$2,676,723

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(15,626,883)	$(26,748,113)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,070,581	1,307,590
Noncash interest expense	1,261,495	1,973,437
Loss on disposal of equipment	—	15,988
Stock compensation expense	138,168	727,389
Change in inventory reserve	535,755	1,447,626
Cash bonus taken in the form of stock compensation	283,554	—
Change in fair value of derivative liabilities	(65,800)	(54,623)
Goodwill impairment charge	—	6,975,520
Changes in operating assets and liabilities
Accounts receivable	91,522	386,704
Inventory	290,366	(600,186)
Other assets	86,516	(326,820)
Accounts payable	399,197	(519,625)
Accrued compensation and other liabilities	(1,161,958)	(1,250,476)
Deferred revenue	54,388	210,735
Net cash used in operating activities	(12,643,099)	(16,454,854)
Cash flows from investing activities
Purchases of property and equipment	(799,498)	(186,556)
Net cash used in investing activities	(799,498)	(186,556)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	10,188,158	—
Proceeds from at the market offering, net of issuance costs	—	989,704
Payments on debt	(3,910,010)	(8,697,587)
Payments on finance lease obligations	(2,523)	(38,925)
Net cash provided by (used in) financing activities	6,275,625	(7,746,808)
Effects of exchange rates on cash	15,977	(1,548,819)
Net decrease in cash and cash equivalents and restricted cash	(7,150,995)	(25,937,037)
Cash and cash equivalents and restricted cash at beginning of period	7,935,659	36,632,186
Cash and cash equivalents and restricted cash at end of period	$784,664	$10,695,149
Supplemental disclosure of cash flow information
Cash paid for interest	$1,422,343	$976,324
Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$801,321	$—
Property and equipment transferred to inventory	$—	$152,243
Purchased equipment not yet paid for	$94,784	$—

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”), by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly-owned subsidiary of the Company (the “Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”), and certain other assets and liabilities of the Seller (together, “Curetis”). As of December 31, 2022, Crystal GmbH was dissolved and merged into Curetis GmbH. References to the “Company” include OpGen and its wholly-owned subsidiaries. The Company’s headquarters are in Rockville, Maryland, and the Company’s principal operations are in Holzgerlingen and Bodelshausen, Germany, and Vienna, Austria. The Company operates in one business segment.

OpGen Overview

OpGen is a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. OpGen’s current product portfolio includes Unyvero and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud.

The focus of OpGen is on its combined broad portfolio of products, which include high impact rapid diagnostics and bioinformatics to interpret antimicrobial resistance (“AMR”) genetic data. OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for the Unyvero UTI product. OpGen offers the FDA-cleared Unyvero LRT and LRT BAL Panels as well as the Unyvero UTI Panel as a research use only, or RUO, product to hospitals, public health departments, clinical laboratories, pharmaceutical companies, and contract research organizations, or CROs. In addition, following successful completion of a prospective multi-center clinical trial, the UTI product was submitted to the FDA in the second quarter of 2023. The FDA provided an additional information request letter on June 30, 2023. The Company responded to all of the FDA’s additional requests on October 20, 2023 in order to continue the FDA review. OpGen is also commercializing its CE-marked Unyvero Panels in Europe and other global markets via distributors, and, following the signing of a distribution deal with Fisher Healthcare in April 2023, the Company is using a mix of direct and distributor sales in the United States.

In October 2023, the Company discontinued its Acuitas AMR Gene Panel diagnostic test (see Note 11). The Company informed customers of the discontinuation and final orders were processed earlier this year. The discontinuance of this product line did not qualify for discontinued operations reporting.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows and has a significant amount of debt coming due through June 2024. The Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	During the three months ended September 30, 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount from 23 to 6 and scaling down operations at OpGen’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company with only minimal marketing and sales support, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives.

●	On June 26, 2023, the Company announced that its subsidiary Curetis and the European Investment Bank (“EIB”) agreed in principle to certain terms relating to the repayment of the second tranche of Curetis’ loan from the EIB pursuant to that certain Finance Contract, dated December 12, 2016, as amended, by and between Curetis and the EIB (the “Finance Contract”). The second tranche had a principal balance of €3 million plus accumulated and deferred interest. The second tranche was drawn down in June 2018 and matured on June 22, 2023. On July 4, 2023, the EIB and Curetis entered into a Standstill Agreement (the “Standstill Agreement”) pursuant to which the EIB agreed that, with respect to each default or event of default relating to such second tranche, the EIB would not take any action or exercise any right under the Finance Contract until the earlier of a restructuring of the second tranche and November 30, 2023. As a condition to entering into the Standstill Agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast and to cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. EIB may terminate the Standstill Agreement upon notice to Curetis if, among other customary termination rights, Curetis or the guarantors fail to comply with any undertakings in the Standstill Agreement, the third party expert determines that there are no prospects for a successful restructuring of the second tranche and that it therefore will be unable to issue a restructuring opinion, or the cash flow forecast shows a negative liquidity shortfall during the specified period.

●	On May 4, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 605,000 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 3,890,825 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 4,495,825 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $0.7785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $0.7685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $0.7785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or may be exercised pursuant to the Warrant Inducement Agreement entered into on October 12, 2023, as amended on October 26, 2023 (the “Inducement Agreement”), upon the payment of additional consideration of $0.25 per share of common stock issued upon exercise of any existing warrants. The common warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval (see Note 11). Each pre-funded warrant has an exercise price per share of common stock equal to $0.01 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 6,396,903 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $2.65 to $7.54 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $0.7785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. As of September 30, 2023, stockholder approval for the exercisability of the common warrants in the offering has not yet been obtained; however, pursuant to the Inducement Agreement, the existing common warrants are exercisable until December 31, 2023 upon payment of the exercise price plus additional consideration of $0.25 per share of common stock issued upon exercise of any existing warrants. In addition, the Company’s requirement to hold a stockholders’ meeting to obtain approval for the exercisability of the existing common warrants is not applicable during the offer period under the Inducement Agreement.

●	On January 11, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor for the purchase of (i) 321,207 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 2,265,000 shares of common stock (the “Pre-funded Warrants”), (iii) Series A-1 common warrants to purchase an aggregate of 2,586,207 shares of common stock (the “Series A-1 Warrants”), and (iv) Series A-2 common warrants to purchase an aggregate of 2,586,207 shares of common stock (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “Common Warrants”). Each share of common stock and accompanying Common Warrants were sold at a price of $2.90 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Common Warrants were sold at an offering price of $2.89 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million. The Common Warrants have an exercise price of $2.65 per share. The Series A-1 Warrants were immediately exercisable upon issuance, and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance, and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.01 per share of common stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the Common Warrants to $0.7785 per share.

●	On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a securities purchase agreement entered into with a certain institutional investor. In the offering, the Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the purchase agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the close of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants were exercised and all 33,810 shares of the Company’s Series C Mirroring Preferred Stock were automatically cancelled and ceased to be outstanding following receipt of stockholder approval for the Company’s reverse stock split on November 30, 2022. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the existing warrants to $0.7785 per share.

●	On June 24, 2022, the Company entered into an At-the-Market, or ATM, Offering Agreement (the “2022 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as a sales agent, pursuant to which the Company may offer and sell from time to time in an “at the market offering”, at its option, up to an aggregate of $10.65 million of shares of the Company’s common stock through Wainwright. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Agreement totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. The Company has not sold any shares under the 2022 ATM Agreement in 2023.

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

OpGen is a guarantor of Curetis’ debt to the EIB and OpGen would likely remain responsible for Curetis’ debt unless it is fully satisfied in connection with the resolution of Curetis’ and Ares Genetics’ insolvency proceedings. If Curetis’ debt is not fully satisfied in connection with the insolvency proceedings, and if the EIB asserts its claims against OpGen, OpGen’s cash reach would be dependent on the remaining amount due, and it is possible that OpGen would need to seek bankruptcy protection in the United States. Even if Curetis’ debt is satisfied in connection with the insolvency proceedings and the EIB does not assert claims against OpGen, OpGen’s cash available to fund its business operations is significantly limited. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. To meet its capital needs and improve its liquidity position, the Company has been and continues to actively consider multiple alternatives, including, but not limited to, restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying business activities, selling assets, other strategic financings or transactions and other measures, including obtaining relief under applicable bankruptcy laws. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen and its wholly-owned subsidiaries as of and for the three and nine months ended September 30, 2023; all intercompany transactions and balances have been eliminated.

Foreign currency

The Company has subsidiaries located in Holzgerlingen, Germany and Vienna, Austria, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities of the subsidiaries are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, the Company had funds totaling $492,022 and $495,629, respectively, which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$292,642	$7,440,030	$10,275,654	$36,080,392
Restricted cash	492,022	495,629	419,495	551,794
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$784,664	$7,935,659	$10,695,149	$36,632,186

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation, and reasonable and supportable forecasts from the customer. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for credit losses was $0 as of September 30, 2023 and December 31, 2022.

At September 30, 2023, the Company had accounts receivable from three customers which individually represented 24%, 24%, and 11% of total accounts receivable. At December 31, 2022, the Company had accounts receivable from two customers which individually represented 41% and 21% of total accounts receivable. For the three months ended September 30, 2023, revenue earned from four customers represented 21%, 15%, 12%, and 11% of total revenues. For the three months ended September 30, 2022, revenue earned from three customers represented 29%, 18%, and 11% of total revenues. For the nine months ended September 30, 2023, revenue earned from three customers represented 28%, 17%, and 10% of total revenues. For the nine months ended September 30, 2022, revenue earned from two customers represented 43% and 16% of total revenues.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$993,093	$1,011,476
Work-in-process	34,638	37,445
Finished goods	1,779,418	2,596,830
Total	$2,807,149	$3,645,751

Inventory includes Unyvero system instruments, Unyvero cartridges, reagents and components for Unyvero and Acuitas kits, and reagents and supplies used for the Company’s laboratory services.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $2,214,185 and $1,694,843 at September 30, 2023 and December 31, 2022, respectively.

The Company classifies finished good inventory it does not expect to sell or use in clinical studies within 12 months of the unaudited condensed consolidated balance sheets date as strategic inventory, a non-current asset.

Long-lived assets

Property and equipment

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2023 and 2022, the Company determined that its property and equipment were not impaired.

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

ROU assets

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company did not identify any impaired ROU assets for the nine months ended September 30, 2023 and 2022.

Intangible assets

As of September 30, 2023, the Company’s intangible assets with net balances are all finite-lived.

Finite-lived and indefinite-lived intangible assets

Intangible assets include trademarks and tradenames, developed technology and software, in-process research & development (“IPR&D”), and distributor relationships and consisted of the following as of September 30, 2023 and December 31, 2022:

			September 30, 2023			December 31, 2022
	Subsidiary	Cost	Accumulated Amortization and Impairment	Effect of Foreign Exchange Rates	Net Balance	Accumulated Amortization and Impairment	Effect of Foreign Exchange Rates	Net Balance
Trademarks and tradenames	Curetis	$1,768,000	$(592,893)	$(74,033)	$1,101,074	$(469,011)	$(62,520)	$1,236,469
Distributor relationships	Curetis	2,362,000	(528,064)	(98,907)	1,735,029	(417,728)	(83,525)	1,860,747
A50 – Developed technology	Curetis	349,000	(167,211)	(14,614)	167,175	(132,273)	(12,342)	204,385
Ares – Developed technology	Ares Genetics	5,333,000	(1,277,401)	(216,471)	3,839,128	(1,010,495)	(183,132)	4,139,373
A30 – In-Process Research & Development	Curetis	5,706,000	(5,467,067)	(238,933)	—	(5,407,699)	(298,301)	—
		$15,518,000	$(8,032,636)	$(642,958)	$6,842,406	$(7,437,206)	$(639,820)	$7,440,974

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

Total amortization expense of intangible assets was $187,255 and $182,265 for the three months ended September 30, 2023 and 2022, respectively. Total amortization expense of intangible assets was $561,172 and $546,795 for the nine months ended September 30, 2023 and 2022, respectively. Expected future amortization of intangible assets is as follows:

Year Ending December 31,
2023 (October to December)	$183,255
2024	733,020
2025	733,020
2026	733,020
2027	697,152
Thereafter	3,762,939
Total	$6,842,406

In accordance with ASC 360-10, Property, Plant and Equipment, intangible assets, other than IPR&D as discussed above, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. During the three and nine months ended September 30, 2023, the Company identified triggering events that may indicate that the carrying amount of the intangible assets are not recoverable. The triggering events identified include the decline in the Company’s stock price and the Company’s shortening cash reach. As a result of identifying these potential indicators of impairment, the Company performed a long-lived asset impairment analysis for the three months ended September 30, 2023, and this analysis determined that the fair value of the Company’s assets exceeded their carrying values, so no impairment loss was recorded. During the three and nine months ended September 30, 2022, the Company determined that its finite-lived intangible assets were not impaired.

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

Revenue recognition

The Company derives revenues from (i) the sale of Unyvero Application cartridges and Unyvero instruments, (ii) providing laboratory services, (iii) providing collaboration services (e.g., with the Foundation for Innovative New Diagnostics (FIND) on the Unyvero A30 RQ platform) including funded software and license arrangements, and (iv) granting access to subsets of the proprietary ARESdb data asset.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and from research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended September 30, 2023 and 2022, the Company recognized $78,752 and $110,439 as a reduction of research and development expense related to government grant arrangements, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized $301,229 and $324,168 as a reduction of research and development expense related to government grant arrangements, respectively. The Company had earned but not yet received $680,302 and $401,436 related to these agreements and incentives included in prepaid expenses and other current assets, as of September 30, 2023 and December 31, 2022, respectively.

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

The Company also has foreign NOL carryforwards of $170,661,923 at December 31, 2022 from their foreign subsidiaries. $162,712,615 of those foreign NOL carryforwards are from the operations of the Company’s German subsidiary. Despite the NOL carryforwards, the Company may have a current and future tax liability due to the nuances of German tax law around the use of NOLs within a consolidated group. There is no assurance that the NOL carryforwards will ever be fully utilized.

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

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. The number of anti-dilutive shares consisting of (i) common stock options, (ii) stock purchase warrants, and (iii) unvested restricted stock units representing the right to acquire shares of common stock, which have been excluded from the computation of diluted loss per share, was 11.1 million shares and 1.0 million shares as of September 30, 2023 and 2022, respectively.

Adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification (ASC) Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 did not have a material impact on the Company's financial position or results of operations.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers, and enters into collaboration agreements with government agencies, non-governmental organizations, and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales	$558,965	$359,112	$1,409,534	$1,614,435
Laboratory services	47,135	31,016	112,810	94,515
Collaboration revenue	92,922	58,585	826,257	176,713
Total revenue	$699,022	$448,713	$2,348,601	$1,885,663

Revenues by geography are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$142,716	$135,857	$523,978	$415,926
International	556,306	312,856	1,824,623	1,469,737
Total revenue	$699,022	$448,713	$2,348,601	$1,885,663

Deferred revenue

Changes to deferred revenue for the period were as follows:

Balance at December 31, 2022	$142,061
Contracts with customers	198,419
Recognized in the current period	(144,031)
Currency translation adjustment	(1,762)
Balance at September 30, 2023	$194,687

Contract assets

The Company had no contract assets as of September 30, 2023 and December 31, 2022, which are generated when contractual billing schedules differ from revenue recognition timing. Contract assets represent a conditional right to consideration for satisfied performance obligations that becomes a billed receivable when the conditions are satisfied.

Unsatisfied performance obligations

The Company had no unsatisfied performance obligations related to its contracts with customers at September 30, 2023 and December 31, 2022.

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

For the three and nine months ended September 30, 2023, the Company has not transferred any assets between fair value measurement levels.

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

The fair value of level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023 was as follows:

Description	Balance at December 31, 2022	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at September 30, 2023
Participation percentage interest liability	$99,498	$(65,800)	$666	$34,364
Total	$99,498	$(65,800)	$666	$34,364

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the three months ended September 30, 2023, the Company did not record any such impairment expenses. During the year ended December 31, 2022, the Company recorded impairment expense of $6,940,549 related to its goodwill (see Note 3) and $5,407,699 related to its indefinite-lived intangible asset (see Note 3).

Note 6 – Debt

The following table summarizes the Company’s long-term debt and short-term borrowings as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
EIB	$9,947,611	$13,489,178
Total debt obligations	9,947,611	13,489,178
Unamortized debt discount	(747,847)	(1,614,591)
Carrying value of debt	9,199,764	11,874,587
Less current portion	(9,199,764)	(7,023,901)
Non-current portion of long-term debt	$—	$4,850,686

EIB Loan Facility

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB. The funding could be drawn in up to five tranches within 36 months of entry into the contract, under the EIB amendment, and each tranche is to be repaid upon maturity five years after draw-down.

In April 2017, Curetis drew down a first tranche of €10.0 million from this facility. This tranche had a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3.0 million was drawn down. The terms and conditions are analogous to the first one. In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million third tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, not before approximately mid-2024, and no later than mid-2025, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss. The EIB debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately €14.4 million (approximately $15.8 million) as of the acquisition date. The resulting debt discount will be amortized over the life of the EIB debt as an increase to interest expense.

On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”) relating to the amendment of the EIB loan facility, between the EIB and Curetis, pursuant to which Curetis borrowed an aggregate amount of €18.0 million in three tranches. The 2022 EIB Amendment restructured the first tranche of approximately €13.4 million (including accumulated and deferred interest) of the Company’s outstanding indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. Accordingly, the Company agreed to pay a monthly amount of approximately €0.7 million through April 2023. The Amendment also provides for an increase of the PPI applicable to the third tranche under the loan facility from 0.3% to 0.75% beginning in June 2024. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest, remain unchanged pursuant to the 2022 EIB Amendment. The second tranche became due and payable by the Company to the EIB in June 2023, and the third tranche will become due and payable in June 2024. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

On June 26, 2023, the Company announced that its subsidiary Curetis and the European Investment Bank (“EIB”) agreed in principle to certain terms relating to the repayment of the second tranche of Curetis’ loan from the EIB pursuant to that certain Finance Contract, dated December 12, 2016, as amended, by and between Curetis and the EIB (the “Finance Contract”). The second tranche had a principal balance of €3 million plus accumulated and deferred interest. The second tranche was drawn down in June 2018 and matured on June 22, 2023. On July 4, 2023, the EIB and Curetis entered into a Standstill Agreement pursuant to which the EIB agreed that, with respect to each default or event of default relating to such second tranche, the EIB would not take any action or exercise any right under the Finance Contract until the earlier of a restructuring of the second tranche and November 30, 2023. As a condition to entering into the Standstill Agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast and to cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. EIB may terminate the Standstill Agreement upon notice to Curetis if, among other customary termination rights, Curetis or the guarantors fail to comply with any undertakings in the Standstill Agreement, the third party expert determines that there are no prospects for a successful restructuring of the second tranche and that it therefore will be unable to issue a restructuring opinion, or the cash flow forecast shows a negative liquidity shortfall during the specified period.

As of September 30, 2023, the outstanding borrowings under all tranches were €9.4 million (approximately $9.9 million), including deferred interest payable at maturity of €1.4 million (approximately $1.5 million).

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $396,768 and $569,306 for the three months ended September 30, 2023 and 2022, respectively. Total interest expense (including accretion of fair value to book value and amortization of debt discounts and financing fees) on all debt instruments was $1,698,564 and $2,618,799 for the nine months ended September 30, 2023 and 2022, respectively.

Note 7 – Stockholders’ equity

As of September 30, 2023, the Company had 100,000,000 shares of authorized common stock and 10,013,524 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which none were issued or outstanding.

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

On October 3, 2022, the Company closed a registered direct offering of shares of common stock and Series C Mirroring Preferred Stock pursuant to a securities purchase agreement entered into with a certain institutional investor. In the offering, the Company agreed to issue and sell to the investor (i) 268,000 shares of the Company’s common stock, par value $0.01 per share, (ii) 33,810 shares of the Company’s Series C Mirroring Preferred Stock, par value $0.01 per share and stated value of $0.01 per share, and (iii) pre-funded warrants to purchase an aggregate of 215,000 shares of common stock. Each share of common stock was sold at a price of $7.00 per share, each share of preferred stock was sold at a price of $0.01 per share, and each pre-funded warrant was sold at an offering price of $6.80 per share underlying such pre-funded warrants, for aggregate gross proceeds of $3.34 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of $3.04 million. Under the purchase agreement, the Company also agreed to issue and sell to the investor in a concurrent private placement warrants to purchase an aggregate of 483,000 shares of common stock. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company agreed to amend certain existing warrants to purchase up to 741,489 shares of common stock that were previously issued in 2018 and 2021 to the investor, with exercise prices ranging from $41.00 to $1,300.00 per share as a condition to their purchase of the securities in the offering, as follows: (i) lower the exercise price of the investor’s existing warrants to $7.54 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until six months following the closing date of the offering, and (iii) extend the original expiration date of the existing warrants by five and one-half years following the closing of the offering. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital for approximately $1.8 million. As of December 31, 2022, all 215,000 pre-funded warrants were exercised and all 33,810 shares of the Company’s Series C Mirroring Preferred Stock were automatically cancelled and ceased to be outstanding following receipt of stockholder approval for the Company’s reverse stock split on November 30, 2022. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the existing warrants to $0.7785 per share.

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

On May 4, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 605,000 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 3,890,825 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 4,495,825 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $0.7785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $0.7685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $0.7785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or may be exercised pursuant to the Warrant Inducement Agreement entered into on October 12, 2023, as amended on October 26, 2023 (the “Inducement Agreement”), upon the payment of additional consideration of $0.25 per share of common stock issued upon exercise of any existing warrants. The common warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval (see Note 11). Each pre-funded warrant has an exercise price per share of common stock equal to $0.01 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 6,396,903 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $2.65 to $7.54 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $0.7785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. As of September 30, 2023, stockholder approval for the exercisability of the common warrants in the offering has not yet been obtained; however, pursuant to the Inducement Agreement, the existing common warrants are exercisable until December 31, 2023 upon payment of the exercise price plus additional consideration of $0.25 per share of common stock issued upon exercise of any existing warrants. In addition, the Company’s requirement to hold a stockholders’ meeting to obtain approval for the exercisability of the existing common warrants is not applicable during the offer period under the Inducement Agreement.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (i) 2,710 plus (ii) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (iii) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 115,996 shares were automatically added to the 2015 Plan in 2023. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of September 30, 2023, 107,481 shares remain available for issuance under the 2015 Plan.

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

For the three and nine months ended September 30, 2023 and 2022, the Company recognized share-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of services	$(442)	$—	$(442)	$11,101
Research and development	(159,742)	82,659	(41,914)	223,638
General and administrative	74,411	108,672	259,452	387,992
Sales and marketing	(143,710)	37,036	(78,928)	104,658
	$(229,483)	$228,367	$138,168	$727,389

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s net loss position. Share-based compensation expense decreased significantly in the quarter ended September 30, 2023 primarily due to reversals resulting from forfeited options and restricted stock units upon the reduction in force in connection with the Company’s cash management efforts (see Note 2).

During the three and nine months ended September 30, 2023, the Company did not grant any options, 3,663 options were forfeited, and 1,734 options expired.

The Company had total stock options to acquire 102,200 shares of common stock outstanding at September 30, 2023 under all of its equity compensation plans.

Restricted stock units

During the three months ended September 30, 2023, the Company did not grant any restricted stock units, no restricted stock units vested, and 20,438 were forfeited. During the nine months ended September 30, 2023, the Company granted 100,500 restricted stock units, 33,780 restricted stock units vested, and 20,438 were forfeited. The Company had 89,189 total restricted stock units outstanding at September 30, 2023.

Stock purchase warrants

At September 30, 2023 and December 31, 2022, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2023 (1)	December 31, 2022 (1)
February 2015	$66,000.00	February 2025	23	23
February 2018	$1,625.00	February 2023	—	462
February 2018	$1,300.00	February 2023	—	3,848
October 2019	$40.00	October 2024	17,700	17,700
October 2019	$52.00	October 2024	11,750	11,750
November 2020	$50.44	May 2026	12,107	12,107
February 2021	$78.00	August 2026	20,834	20,834
October 2022	$7.54	April 2028	—	1,224,489
May 2023	$0.7785	(2)	10,892,728	—
			10,955,142	1,291,213

The warrants listed above were issued in connection with various debt, equity, or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock splits effected on August 22, 2019 and January 5, 2023 were rounded up to the next whole share of common stock on a holder by holder basis.
(2)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or, pursuant to the Warrant Inducement Agreement entered into on October 12, 2023, as amended on October 26, 2023 (the “Inducement Agreement”), upon the payment of additional consideration of $0.25 per share of common stock issued upon exercise of any existing warrants. The warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval (see Note 11).

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

Supply agreements

In June 2017, the Company entered into an agreement with Life Technologies Corporation, a subsidiary of Thermo Fisher Scientific (“LTC”), to supply the Company with Thermo Fisher Scientific’s QuantStudio 5 Real-Time PCR Systems (“QuantStudio 5”) to be used to run OpGen’s Acuitas AMR Gene Panel tests. Under the terms of the agreement, the Company must notify LTC of the number of QuantStudio 5 systems that it commits to purchase in the following quarter. Since the inception of the agreement, the Company had acquired 24 QuantStudio 5 systems, none of which were acquired during the nine months ended September 30, 2023. As of September 30, 2023, the Company has not committed to acquiring additional QuantStudio 5 systems in the next three months. Since the Company decided to discontinue its Acuitas AMR Gene Panel diagnostic test in October 2023, the Company plans to sell or dispose of any surplus of such 24 QuantStudio 5 systems.

Curetis places frame-work orders for Unyvero instruments and for raw materials for its cartridge manufacturing to ensure availability during commercial ramp-up-phase and also to gain volume-scale-effects with regards to purchase prices. Some of the electronic parts used for the production of Unyvero instruments have lead times of several months, hence it is necessary to order such systems with long-term framework-orders to ensure the demands from the market are covered. Curetis does not have any purchase commitments over the next twelve months.

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of September 30, 2023 and December 31, 2022:

Lease classification	September 30, 2023	December 31, 2022
ROU Assets:
Operating	$1,915,049	$1,459,413
Financing	986	3,500
Total ROU assets	$1,916,035	$1,462,913
Liabilities
Current:
Operating	$521,424	$377,626
Finance	1,121	3,364
Noncurrent:
Operating	2,830,282	2,566,138
Finance	—	280
Total lease liabilities	$3,352,827	$2,947,408

Maturities of lease liabilities as of September 30, 2023 by fiscal year are as follows:

Maturity of lease liabilities	Operating	Finance	Total
2023 (October to December)	$202,289	$841	$203,130
2024	815,622	280	815,902
2025	725,505	—	725,505
2026	577,456	—	577,456
2027	587,859	—	587,859
Thereafter	1,737,689	—	1,737,689
Total lease payments	4,646,420	1,121	4,647,541
Less: Interest	(1,294,714)	—	(1,294,714)
Present value of lease liabilities	$3,351,706	$1,121	$3,352,827

Condensed consolidated statements of operations classification of lease costs as of the three and nine months ended September 30, 2023 and 2022 are as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease cost	Classification	2023	2022	2023	2022
Operating	Operating expenses	$175,243	$139,206	$484,546	$466,904
Finance:
Amortization	Operating expenses	847	15,312	2,514	86,119
Interest expense	Other expenses	—	258	—	1,672
Total lease costs		$176,090	$154,776	$487,060	$554,695

Other lease information as of September 30, 2023 is as follows:

Other information	Total
Weighted average remaining lease term (in years)
Operating leases	6.7
Finance leases	0.3
Weighted average discount rate:
Operating leases	9.7%
Finance leases	1.0%

Supplemental cash flow information as of the nine months ended September 30, 2023 and 2022 is as follows:

Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$484,546	$466,904
Finance leases	$—	$1,672
Cash used in financing activities
Finance leases	$2,523	$38,925
ROU assets obtained in exchange for lease obligations:
Operating leases	$801,321	$—

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

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $3,102 and $1,552 for the three months ended September 30, 2023 and 2022, respectively. The total net royalty expense related to this agreement was $7,309 and $5,034 for the nine months ended September 30, 2023 and 2022, respectively.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for a total amount due to Curetis of €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). On April 4, 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €0.13 million in milestone payments (“Amendment 1”). The additional deliverables were completed by June 30, 2023. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million (“Amendment 2”). During the three and nine months ended September 30, 2023, the Company recognized revenues of €42 thousand and €0.6 million, respectively, related to the collaboration, increasing the total project revenue to €0.87 million.

Note 11 - Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note 11 and as was disclosed in Notes 1, 2, and 7 to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On October 6, 2023, the Company’s subsidiary, Curetis, received a payment of €0.75 million related to the sale of certain Unyvero A50 systems by Curetis to a strategic partner. Such purchase of systems and payment was made in connection with the negotiation of a potential strategic transaction involving Curetis and the Company’s subsidiary, Ares Genetics, with such strategic partner. The Company used the payment to fund Curetis’ and Ares Genetics’ operations. Following the insolvency filings by Curetis and Ares Genetics, the negotiation of such potential strategic transaction has ceased.

On October 11, 2023, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a single investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Each share of preferred stock was sold at a price of $1,000 per share for aggregate gross proceeds of $1.0 million before deducting offering expenses. The Private Placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the Investor. The Company intends to use the proceeds of the Private Placement to fund the Company’s operations while it pursues a potential strategic transaction with the Investor. Any such strategic transaction will be pursuant to a definitive agreement entered into by the Company and the Investor. In connection with the ongoing discussions for a potential strategic transaction, the parties anticipate closing the Private Placement as soon as practical. Pursuant to the Purchase Agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock on October 11, 2023. The Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $0.409 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the Investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock (the “stockholder approval”). Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof.

On October 12, 2023, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash their Existing Warrants to purchase up to 10,892,728 shares of the Company’s common stock at an exercise price of $0.7785 per share, the exercise price per share of the Existing Warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023. Pursuant to an amendment agreement entered into by the Company and Holder on October 26, 2023, the Company agreed to extend the offer period until December 31, 2023. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. The aggregate gross proceeds to be received by the Company will depend on the number of Existing Warrants actually exercised by the Holder. If all the Existing Warrants are exercised in connection with the Inducement Agreement, the Company would anticipate receiving aggregate gross proceeds of up to approximately $11.2 million from the exercise of the Existing Warrants before deducting financial advisory fees and other expenses payable by us. There is, however, no guarantee that all the Existing Warrants will be exercised by the Holder in accordance with the Inducement Agreement. In consideration of the Holder’s agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase shares of common stock equal to 100% of the number of shares of common stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”). The Inducement Warrants will have an exercise price of $0.336 per share and will be exercisable on the six-month anniversary of the date of issuance and expire on the five-year anniversary of the Inducement Warrant’s first becoming exercisable. As of October 25, 2023, the Holder had exercised 2,000,000 shares of common stock under the Existing Warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company.

On October 18, 2023, the Company discontinued its Acuitas AMR Gene Panel diagnostic test. The Company informed customers of the discontinuation and final orders were processed earlier this year. The Company plans to sell or dispose of its surplus QuantStudio 5 and EZ1 systems and has written off the remaining Acuitas products from its inventory. The discontinuance of this product line did not qualify for discontinued operations reporting.

On November 6, 2023, following the Company’s unsuccessful efforts to sell the businesses or assets of its wholly owned subsidiaries Curetis and Ares Genetics or to access additional capital to continue their operations, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics will be adjudicated under the insolvency laws of Germany and Austria, respectively. Dr. Katharina Widhalm-Budak has been appointed insolvency administrator by the Vienna court in Ares Genetics’ insolvency proceeding. The district court of Stuttgart will appoint an insolvency administrator for Curetis’ insolvency proceeding. The insolvency administrators will assume control over the assets and liabilities of Curetis and Ares Genetics, respectively, which effectively eliminates the authority and power of the Company and its officers to act on behalf of the subsidiaries. In the event the preservation and sale of the business in connection with the insolvency proceedings is unsuccessful, the assets of Curetis and Ares Genetics would be liquidated and claims paid in accordance with the insolvency laws of the applicable jurisdiction.

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

Overview

OpGen, Inc. (the “Company”) isa precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. Along with its subsidiaries, Curetis GmbH and Ares Genetics GmbH, the Company is developing and commercializing molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. The Company’s current product portfolio includes Unyvero and the ARES Technology Platform including ARESdb, NGS technology and AI-powered bioinformatics solutions for AMR surveillance, outbreak analysis, and antibiotic response prediction including ARESiss, ARESid, ARESasp, and AREScloud.

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

On October 18, 2023, the Company discontinued its Acuitas AMR Gene Panel diagnostic test. The Company informed customers of the discontinuation and final orders were processed earlier this year. The discontinuance of this product line did not qualify for discontinued operations reporting.

On November 6, 2023, following the Company’s unsuccessful efforts to sell the businesses or assets of its wholly owned subsidiaries Curetis and Ares Genetics or to access additional capital to continue their operations, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics will be adjudicated under the insolvency laws of Germany and Austria, respectively. Dr. Katharina Widhalm-Budak has been appointed insolvency administrator by the Vienna court in Ares Genetics’ insolvency proceeding. The district court of Stuttgart will appoint an insolvency administrator for Curetis’ insolvency proceeding. The insolvency administrators will assume control over the assets and liabilities of Curetis and Ares Genetics, respectively, which effectively eliminates the authority and power of the Company and its officers to act on behalf of the subsidiaries. In the event the preservation and sale of the business in connection with the insolvency proceedings is unsuccessful, the assets of Curetis and Ares Genetics would be liquidated and claims paid in accordance with the insolvency laws of the applicable jurisdiction.

The focus of OpGen is on its combined broad portfolio of products, which includes high impact rapid diagnostics and bioinformatics to interpret AMR genetic data. The Company currently expects to focus on the following products for lower respiratory infection and urinary tract infection:

●	The Unyvero Lower Respiratory Tract, or LRT, test (e.g., for bacterial pneumonias) is the first U.S. Food and Drug Administration, or FDA, cleared test that can be used for the detection of more than 90% of common causative agents of pneumonia in hospitalized patients. According to the National Center for Health Statistics (2018), pneumonia is a leading cause of admissions to the hospital and is associated with substantial morbidity and mortality. It also increases in elderly patients, transplant, cancer or other immunocompromised patients. The Unyvero LRT automated test detects 19 pathogens within less than five hours, with approximately two minutes of hands-on time and provides clinicians with a comprehensive overview of 10 genetic antibiotic resistance markers. The Company has commercialized the Unyvero LRT BAL test for testing bronchoalveolar lavage, or BAL, specimens from patients with lower respiratory tract infections following FDA clearance received by Curetis in December 2019. The Unyvero LRT BAL automated test simultaneously detects 20 pathogens and 10 antibiotic resistance markers, and it is the first and only FDA-cleared panel that also includes Pneumocystis jirovecii, a key fungal pathogen often found in immunocompromised patients (such as AIDS and transplant patients) that can be difficult to diagnose, as the 20th pathogen on the panel. The Company believes the Unyvero LRT and LRT BAL tests have the ability to help address a significant, previously unmet medical need that causes over $10 billion in annual costs for the U.S. healthcare system, according to the U.S. Centers for Disease Control and Prevention, or CDC.

●	The Unyvero Urinary Tract Infection, or UTI, test, which is CE-IVD-marked in Europe, is currently being made available to laboratories in the United States as a research use only, or RUO, kit. The test detects a broad range of pathogens as well as antimicrobial resistance markers directly from native urine specimens. The Company had initiated a prospective multi-center clinical trial for the Unyvero UTI in the United States in the third quarter of 2021 and completed enrollment of more than 1,800 patient samples by the end of the third quarter of 2022. Following the announcement of preliminary top line data in December 2022, the Company concluded reference testing in early 2023 and submitted a De Novo classification request to the U.S. Food and Drug Administration (FDA) seeking marketing authorization for its Unyvero UTI panel in April 2023. The FDA provided an additional information request letter on June 30, 2023. The Company responded to all of the FDA’s additional requests on October 20, 2023 in order to continue the FDA review. If cleared, the Unyvero UTI would become the first rapid sample-to-answer semi-quantitative test for urinary tract infections available as an FDA-cleared IVD test in the United States.

●	In September 2022, the Company entered into a research and development, or R&D, collaboration agreement with the Foundation for Innovative New Diagnostics (FIND), the global alliance for diagnostics, to assist in funding the development of the Unyvero A30 RQ platform for use in low- and middle-income countries (LMICs). The initial project focused on a feasibility study for the rapid detection of AMR markers from blood culture. The feasibility phase of this initial R&D project concluded in the first quarter of 2023 and was funded by FIND for €0.7 million (approximately $0.7 million). In April 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €0.13 million in milestone payments (“Amendment 1”). The additional deliverables were completed by June 30, 2023. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million (“Amendment 2”). During the three and nine months ended September 30, 2023, the Company recognized revenues of €42 thousand and €0.6 million, respectively, related to the collaboration, increasing the total project revenue to €0.87 million.

●	In October 2022, the Company announced that its subsidiary Curetis and BioVersys AG, a Swiss biotech company developing novel antibiotics against drug resistant infections, entered into a collaboration agreement. Under that collaboration agreement, BioVersys is using the Unyvero systems and HPN tests at all its sites during its BV100 phase II clinical trial which is targeted to treat carbapenem-resistant Acinetobacter baumannii.

●	The Company is also developing novel bioinformatics tools and solutions to accompany or augment its current and potential future IVD products and may seek regulatory clearance for such bioinformatics tools and solutions to the extent they would be required either as part of its portfolio of IVD products or even as a standalone bioinformatics product.

●	The Company offers validated high-quality sequencing and analysis services with rapid turnaround times for key applications in microbiology from our Ares Genetics laboratory in Vienna, Austria. The unique and differentiated offering for rapid and comprehensive genetic characterization of bacterial isolates and interpretive services include whole genome sequencing, taxonomic identification and typing, detection of plasmids and other mobile elements, AMR, and virulence markers. The RUO services offered provide prediction of genomic antibiotic susceptibility based on our ARESdb database as well as specialized software for bacterial outbreak analysis via our AREScloud web application. These technologies are particularly applicable to programs of Infection Prevention and Control (IPC), antibiotic stewardship and surveillance, all of which are part of the U.S. national strategy to protect against rising antimicrobial resistance. Furthermore, in August 2023, Ares Genetics released new features to its AREScloud offering including a single nucleotide polymorphism (SNP) analysis module and a module for the interpretation of plasmids to enhance genomic surveillance.

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

Our Unyvero A50 system tests for up to 130 diagnostic targets (pathogens and resistance genes) in under five hours with approximately two minutes of hands-on time. The system was first CE-IVD-marked in 2012 and was FDA-cleared in 2018 along with the LRT test through a De Novo request. The Unyvero A30 RQ is a new device designed to address the low-to mid-plex testing market for 5-30 DNA targets and to provide results in approximately 30 to 90 minutes with two to five minutes of hands-on time. The Unyvero A30 RQ has a small benchtop footprint and has an attractive cost of goods profile. Curetis has been following a partnering strategy for the Unyvero A30 RQ and, following the successful completion of a key development milestone, Curetis has completed verification and validation testing of the A30 RQ instruments.

The Company has extensive partner and distribution relationships to help accelerate the establishment of a global infectious disease diagnostic testing and informatics business. The Company’s distribution partners include Fisher Healthcare in the United States, A. Menarini Diagnostics S.r.l. for Pan-European distribution of the Unyvero A50 product line to currently 12 countries, and Beijing Clear Biotech Co. Ltd. for Unyvero A50 product distribution in China. The Company has a network of other distributors covering countries in Europe, the Middle East and Africa, Asia Pacific, and Latin America. In October 2023, the Company amended its distribution agreement with Fisher Healthcare to allow Fisher Healthcare to sell to existing U.S. Unyvero customers of the Company, which had previously been maintained by the Company’s sales force.

OpGen will continue to develop and seek FDA and other regulatory clearances or approvals, as applicable, for its Unyvero UTI product as well as for its Unyvero A30 RQ platform. OpGen will continue to offer the FDA-cleared Unyvero LRT and LRT BAL Panels as well as the Unyvero UTI Panel as RUO products to hospitals, public health departments, clinical laboratories, pharmaceutical companies and CROs in the United States. Curetis continues its efforts in ensuring compliance with the new In-Vitro-Diagnostic Device Regulation (IVDR) in the European Union (EU), which officially went into effect in May 2022. Given the limited number of designated EU Notified Bodies at this time, and with the EU commission IVDR amendment in early 2022 providing for multi-year grace periods for certain IVD products with former In-Vitro-Diagnostic Device Directive (IVDD) CE marking, it is now possible for Curetis to continue commercializing its portfolio of existing CE-IVD-marked products until at least May 2025 and May 2026, respectively, as long as no material changes are being made to any of its products. Following May 2022, however, any new or changed CE-marked products will be required to be IVDR compliant from the outset.

The Company’s headquarters are in Rockville, Maryland, and its principal operations are in Holzgerlingen and Bodelshausen, Germany, and Vienna, Austria. The Company operates in one business segment. During the three months ended September 30, 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount from 23 to 6 and scaling down operations at OpGen’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company with only minimal marketing and sales support, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives.

Financial Overview

Revenue

We recognize three types of revenues: product sales, laboratory services and collaboration revenue. We generate product revenues from sales of our products, including through our distribution partners, such as our Unyvero instruments and consumables. We also generate revenue from sales by OpGen’s subsidiary Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services relate to services that we and our subsidiaries provide to customers. Lastly, our collaboration revenues consist of revenue received from research and development collaborations that we have entered into with third parties, such as our collaboration agreement with FIND.

Cost of Products, Cost of Services, and Operating Expenses

Our cost of products consists of product and inventory costs, including materials costs and overhead, and other costs related to the recognition of revenue. Cost of services relate to the material and labor costs associated with providing our services. Research and development expenses currently consist primarily of expenses incurred in connection with our clinical and pre-clinical research activities, such as our prior clinical trials for our clinical trial for the Unyvero UTI in the United States. Selling, general and administrative expenses consist of public company costs and salaries and related costs for administrative and sales and business development personnel.

Results of operations for the three months ended September 30, 2023 and 2022

Revenues

	Three months ended September 30,
	2023	2022
Product sales	$558,965	$359,112
Laboratory services	47,135	31,016
Collaboration revenue	92,922	58,585
Total revenue	$699,022	$448,713

Total revenue for the three months ended September 30, 2023 increased approximately 56% when compared to the same period in 2022, with a change in the mix of revenue as follows:

●	Product Sales: the increase in revenue of approximately 56% in the 2023 period compared to the 2022 period is primarily attributable to an increase in international Unyvero system and cartridge sales;

●	Laboratory Services: the increase in revenue of approximately 52% in the 2023 period compared to the 2022 period is primarily attributable to an increase in the validated high-quality sequencing and analysis services performed by Ares Genetics and an increase in the RUO laboratory services performed by OpGen’s laboratory in Rockville, Maryland; and

●	Collaboration Revenue: the increase in revenue of approximately 59% in the 2023 period compared to the 2022 period is primarily the result of the Company’s collaboration agreement with FIND.

Operating expenses

	Three months ended September 30,
	2023	2022
Cost of products sold	$618,796	$1,886,191
Cost of services	73,174	17,239
Research and development	1,201,865	2,031,113
General and administrative	2,034,628	2,020,452
Sales and marketing	336,184	1,031,496
Goodwill impairment charge	—	6,975,520
Total operating expenses	$4,264,647	$13,962,011

Our total operating expenses for the three months ended September 30, 2023 decreased approximately 69% when compared to the same period in 2022. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended September 30, 2023 decreased approximately 67% when compared to the same period in 2022, primarily because the Company recorded a $1.4 million increase to its inventory reserves for obsolescence, expirations, and slow-moving inventory in 2022, due, in part, to review and approval delays of the Company’s pneumonia cartridge encountered in China;

●	Cost of services: cost of services for the three months ended September 30, 2023 increased approximately 324% when compared to the same period in 2022, primarily due to additional expenses from the Company’s collaboration with FIND, as well as an increase in the laboratory services performed;

●	Research and development: research and development expenses for the three months ended September 30, 2023 decreased approximately 41% when compared to the same period in 2022, primarily due to a reduction in payroll related costs as well as the conclusion of the prospective multi-center clinical trial for the Unyvero UTI in the third quarter of 2022;

●	General and administrative: general and administrative expenses for the three months ended September 30, 2023 remained relatively consistent when compared to the same period in 2022;

●	Sales and marketing: sales and marketing expenses for the three months ended September 30, 2023 decreased approximately 67% when compared to the same period in 2022, primarily due to the reduction in payroll related costs resulting from the Company’s restructuring; and

●	Goodwill impairment charge: goodwill impairment charge for the three months ended September 30, 2022 represents the impairment of the Company’s goodwill due to decreases in the Company’s stock price and market capitalization in the third quarter of 2022.

Other (expense) income

	Three months ended September 30,
	2023	2022
Interest expense	$(396,768)	$(569,306)
Foreign currency transaction losses	(135,930)	(51,547)
Other income	24,977	11,174
Change in fair value of derivative financial instruments	10,389	18,995
Total other expense	$(497,332)	$(590,684)

Our total other expense for the three months ended September 30, 2023 decreased when compared to the same period in 2022 primarily due to a reduction in interest expense resulting from the Company’s debt repayments, partially offset by larger foreign currency transaction losses.

Results of operations for the nine months ended September 30, 2023 and 2022

Revenues

	Nine months ended September 30,
	2023	2022
Product sales	$1,409,534	$1,614,435
Laboratory services	112,810	94,515
Collaboration revenue	826,257	176,713
Total revenue	$2,348,601	$1,885,663

Total revenue for the nine months ended September 30, 2023 increased approximately 25% when compared to the same period in 2022, with a change in the mix of revenue as follows:

●	Product Sales: the decrease in revenue of approximately 13% in the 2023 period compared to the 2022 period is primarily attributable to the one-time sale of a pool of Unyvero A50 instrument systems to our Pan-European distribution partner, Menarini, in the second quarter of 2022;

●	Laboratory Services: the increase in revenue of approximately 19% in the 2023 period compared to the 2022 period is primarily attributable to an increase in the RUO laboratory services performed by OpGen’s laboratory in Rockville, Maryland; and

●	Collaboration Revenue: the increase in revenue of approximately 368% in the 2023 period compared to the 2022 period is primarily the result of the Company’s collaboration agreement with FIND.

Operating expenses

	Nine months ended September 30,
	2023	2022
Cost of products sold	$1,925,566	$2,824,577
Cost of services	405,582	63,450
Research and development	4,403,488	6,621,310
General and administrative	6,883,588	6,779,773
Sales and marketing	2,522,471	3,252,277
Goodwill impairment charge	—	6,975,520
Total operating expenses	$16,140,695	$26,516,907

Our total operating expenses for the nine months ended September 30, 2023 decreased approximately 39% when compared to the same period in 2022. Operating expenses changed as follows:

●	Costs of products sold: cost of products sold for the nine months ended September 30, 2023 decreased approximately 32% when compared to the same period in 2022, primarily because the Company recorded a $1.4 million increase to its inventory reserves for obsolescence, expirations, and slow-moving inventory in 2022, due, in part, to review and approval delays of the Company’s pneumonia cartridge encountered in China;

●	Costs of services: cost of services for the nine months ended September 30, 2023 increased approximately 539% when compared to the same period in 2022, primarily due to additional expenses from the Company’s collaboration with FIND;

●	Research and development: research and development expenses for the nine months ended September 30, 2023 decreased approximately 33% when compared to the same period in 2022, primarily due to a reduction in payroll related costs as well as the conclusion of the prospective multi-center clinical trial for the Unyvero UTI in the third quarter of 2022;

●	General and administrative: general and administrative expenses for the nine months ended September 30, 2023 remained relatively consistent when compared to the same period in 2022;

●	Sales and marketing: sales and marketing expenses for the nine months ended September 30, 2023 decreased approximately 22% when compared to the same period in 2022, primarily due to the reduction in payroll related costs resulting from the Company’s restructuring; and

●	Goodwill impairment charge: goodwill impairment charge for the nine months ended September 30, 2022 represents the impairment of the Company’s goodwill due to decreases in the Company’s stock price and market capitalization in the third quarter of 2022.

Other expense

	Nine months ended September 30,
	2023	2022
Interest expense	$(1,698,564)	$(2,618,799)
Foreign currency transaction (losses) gains	(288,326)	419,160
Other income	86,301	28,147
Change in fair value of derivative financial instruments	65,800	54,623
Total other expense	$(1,834,789)	$(2,116,869)

Our total other expense for the nine months ended September 30, 2023 decreased when compared to the same period in 2022 primarily due to a reduction in interest expense resulting from the Company’s debt repayments, partially offset by foreign currency transaction losses.

Liquidity and capital resources

As of September 30, 2023, we had cash and cash equivalents of $0.3 million compared to $7.4 million at December 31, 2022. We have funded our operations primarily through external investor financing arrangements and have raised funds in 2023 and 2022, including:

On June 24, 2022, we entered into the 2022 ATM Agreement with H.C. Wainwright, as a sales agent, pursuant to which the Company may offer and sell from time to time in an at the market offering, at its option, up to an aggregate of $10.65 million of shares of the Company’s common stock through the sales agent. As of December 31, 2022, the Company sold 85,732 shares under the 2022 ATM Offering totaling $1.03 million in gross proceeds and $0.99 million in net proceeds. The Company has not sold any shares under the 2022 ATM Agreement in 2023.

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

On October 6, 2023, Curetis received a payment of €0.75 million related to the sale of certain Unyvero A50 systems by Curetis to a strategic partner. Such purchase of systems and payment was made in connection with the negotiation of a potential strategic transaction involving Curetis and the Company’s subsidiary, Ares Genetics, with such strategic partner. Following the insolvency filings by Curetis and Ares Genetics, the negotiation of such potential strategic transaction has ceased.

On October 11, 2023, we entered into a Preferred Stock Purchase Agreement with a single investor for 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share, where each share of preferred stock was sold at a price of $1,000 per share for aggregate gross proceeds of $1.0 million before deducting offering expenses. The private placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the Investor. Any such strategic transaction will be pursuant to a definitive agreement entered into by the Company and the Investor. In connection with the ongoing discussions for a potential strategic transaction, the parties anticipate closing the Private Placement as soon as practical.

On October 12, 2023, we entered into a warrant inducement agreement with a holder of certain existing warrants to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the holder agreed to exercise for cash their existing warrants to purchase up to 10,892,728 shares of the Company’s common stock at an exercise price of $0.7785 per share, the exercise price per share of the existing warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023; however, on October 26, 2023, the Company and the holder agreed to extend the offer period until December 31, 2023. As of October 25, 2023, the holder had exercised 2,000,000 shares of common stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company.

On November 6, 2023, following the Company’s unsuccessful efforts to sell the businesses or assets of its wholly owned subsidiaries Curetis and Ares Genetics or to access additional capital to continue their operations, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics will be adjudicated under the insolvency laws of Germany and Austria, respectively. Dr. Katharina Widhalm-Budak has been appointed insolvency administrator by the Vienna court in Ares Genetics’ insolvency proceeding. The district court of Stuttgart will appoint an insolvency administrator for Curetis’ insolvency proceeding. The insolvency administrators will assume control over the assets and liabilities of Curetis and Ares Genetics, respectively, which effectively eliminates the authority and power of the Company and its officers to act on behalf of the subsidiaries. In the event the preservation and sale of the business in connection with the insolvency proceedings is unsuccessful, the assets of Curetis and Ares Genetics would be liquidated and claims paid in accordance with the insolvency laws of the applicable jurisdiction.

OpGen is a guarantor of Curetis’ debt to the EIB and OpGen would likely remain responsible for Curetis’ debt unless it is fully satisfied in connection with the resolution of Curetis’ and Ares Genetics’ insolvency proceedings. If Curetis’ debt is not fully satisfied in connection with the insolvency proceedings, and if the EIB asserts its claims against OpGen, OpGen’s cash reach would be dependent on the remaining amount due, and it is possible that OpGen would need to seek bankruptcy protection in the United States. Even if Curetis’ debt is satisfied in connection with the insolvency proceedings and the EIB does not assert claims against OpGen, OpGen’s cash available to fund its business operations is significantly limited. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. To meet its capital needs and improve its liquidity position, the Company has been and continues to actively consider multiple alternatives, including, but not limited to, restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying business activities, selling assets, other strategic financings or transactions and other measures, including obtaining relief under applicable bankruptcy laws. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

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

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(12,643,099)	$(16,454,854)
Net cash used in investing activities	(799,498)	(186,556)
Net cash provided by (used in) financing activities	6,275,625	(7,746,808)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 consisted primarily of our net loss of $15.6 million, reduced by certain noncash items, including depreciation and amortization expense of $1.1 million, noncash interest expense of $1.3 million, change in inventory reserve of $0.5 million, and share-based compensation expense of $0.1 million. Net cash used in operating activities for the nine months ended September 30, 2022 consisted primarily of our net loss of $26.7 million, reduced by certain noncash items, including depreciation and amortization expense of $1.3 million, noncash interest expense of $2.0 million, change in inventory reserve of $1.4 million, and share-based compensation expense of $0.7 million.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 consisted of purchases of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds from the issuance of common stock and warrants, net of issuance costs, in connection with the Company’s financings in January and May 2023, partially offset by payments on the Company’s debt with the EIB. Net cash used in financing activities for the nine months ended September 30, 2022 consisted of payments on the Company’s debt with the EIB and finance leases, partially offset by proceeds from the at the market offering, net of issuance costs.

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

As of September 30, 2023, the outstanding borrowings under all tranches were €9.4 million (approximately $9.9 million), including deferred interest payable at maturity of €1.4 million (approximately $1.5 million).

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

On July 4, 2023, the Company entered into a Standstill Agreement, by and among Curetis, as borrower, the Company and Ares Genetics, as guarantors, and the EIB, as lender, relating to that certain Finance Contract, originally dated December 12, 2016, as amended, by and between Curetis and EIB. Pursuant to the Standstill Agreement, the EIB agreed that, with respect to each default or event of default relating to €3 million in principal plus accumulated interest that (i) was due and payable on June 22, 2023 under the Finance Contract and (ii) continues to exist as of the date of the Standstill Agreement, the EIB would not take any action or exercise any right under the Finance Contract, including, but not limited to, any right of acceleration or termination, until the earlier of the entry into a definitive agreement for the restructuring of the second tranche and November 30, 2023. As a condition of entering into such standstill agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast and to cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. EIB may terminate the Standstill Agreement upon notice to Curetis if, among other customary termination rights, Curetis or the guarantors fail to comply with any undertakings in the Standstill Agreement, the third party expert determines that there are no prospects for a successful restructuring of the second tranche and that it therefore will be unable to issue a restructuring opinion, or the cash flow forecast shows a negative liquidity shortfall during the specified period.

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

Off-balance sheet arrangements

As of September 30, 2023, and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023. There have been no material changes from the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, except as set forth below.

Risks Related to the Insolvency of Our Subsidiaries

Our subsidiaries Curetis GmbH and Ares Genetics GmbH filed for insolvency under German and Austrian laws, respectively, which may cause our common stock to decrease in value.

As previously reported in the Company’s Current Reports Form 8-K filed with the SEC on November 7, 2023, the Company’s subsidiaries Curetis and Ares Genetics filed for insolvency under German and Austrian laws, respectively. Any trading in our common stock during the pendency of such insolvency proceedings may be highly speculative and pose substantial risks to investors of our common stock, as the price of our common stock may decrease in value or experience substantial volatility. There is substantial uncertainty that the Company would recover any amounts in connection with such insolvency proceedings, including, in particular, as a result of Curetis’ indebtedness. In addition, the Company is a guarantor of Curetis’ debt with the EIB and will remain liable under such guaranty for the debt if not fully satisfied by recoveries received by the EIB in connection with the insolvency proceedings.

We are subject to other risks and uncertainties associated with our subsidiaries’ insolvency proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity, and our continuation as a going concern are subject to the risks and uncertainties associated with the insolvency proceedings of our subsidiaries. As a result of the insolvency proceedings, the insolvency administrators appointed for the companies will assume control over the assets and liabilities of Curetis and Ares Genetics, which eliminates our authority over the subsidiaries and will materially affect our ability to operate in the ordinary course of business. As a result, the Company plans to focus on the functions needed to pursue potential strategic alternatives. There is no guarantee that any such strategic alternatives will be available to the Company on reasonable terms or that any such alternatives will be successful.

In addition, we are subject to the following additional risks relating to such insolvencies:

●	the preservation and sale of the businesses of the subsidiaries as part of the insolvency proceedings may not be successful;
●	we may incur higher costs in connection with such insolvency proceedings and related matters;
●	our ability to obtain sufficient financing to allow us to continue to operate while we seek an alternative transaction or to allow us to emerge from insolvency and execute our business plan post-emergence;
●	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
●	our ability to maintain contracts that are critical to our operations;
●	our ability to attract, motivate and retain key employees, including our current management;
●	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us; and
●	the actions and decisions of our stockholders, creditors and other third parties who have interests in such insolvency proceedings may be inconsistent with our plans.

Our subsidiaries may be subject to claims that will not be discharged in the insolvency proceedings, which could have a material adverse effect on our business, cash flows, liquidity, financial condition, and results of operations.

The insolvency proceedings may result in discharging a debtor from, among other things, substantially all debts arising prior to the insolvency proceedings. Thus, while generally all claims against us that arose prior to the filing by our subsidiaries for insolvency would be discharged in connection with such insolvency proceedings, certain exceptions may arise. Any claims not ultimately discharged could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition, and results of operations on a post-reorganization basis. In addition, because we are a guarantor of Curetis’ debt to EIB, we would likely remain responsible for Curetis’ debt unless it is fully satisfied in connection with the resolution of Curetis’ and Ares Genetics’ insolvency proceedings.

If we operate under the insolvency court’s control for a long period of time, or for a longer period of time than expected, our business may be harmed.

Our future results may be dependent on our ability to successfully complete a strategic transaction or successful execution of our business plan. Our being subject to a long period of operations under the insolvency court’s control could have a material adverse effect on our business, financial condition, results of operations, and liquidity. So long as the insolvency proceedings continue, our management will be required to spend a significant amount of time and effort dealing with the insolvency proceedings instead of focusing exclusively on a strategic transaction or our business operations. A prolonged period of operating under the insolvency court’s control may also make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, the longer the insolvency proceedings continue, the more likely it is that our clients, investors, strategic partners, and service providers will lose confidence in our ability to reorganize our businesses successfully and seek to establish alternative commercial relationships, as applicable. Furthermore, so long as the insolvency proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the proceedings. These fees and expenses will take priority over many other claims and expenses. We cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to any resolution of our subsidiaries’ insolvency proceedings.

As a result of Curetis’ and Ares Genetics’ insolvency proceedings, our historical financial information may not be indicative of our future financial performance, which may be volatile.

During Curetis’ and Ares Genetics’ insolvency proceedings, we expect our financial results to be volatile as we will be unable to operate in the ordinary course of business if we cannot preserve the operations of Curetis and Ares Genetics as part of the proceedings. In addition, restructuring activities and expenses, contract terminations and rejections, and claims assessments may impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the insolvency proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, the Company has not sold any equity securities that were not registered under the Securities Act of 1933, other than as previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

41

Item 6. Exhibits

Exhibit Number	Description

10.1	Standstill Agreement, dated July 4, 2023, by and between OpGen, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 4, 2023.

10.2	Finance Contract, as amended and restated pursuant to the First Amendment and Restatement Agreement dated May 20, 2019 and the Second Amendment and Restatement Agreement dated as of July 9, 2020, by and between the European Investment Bank and Curetis GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.3	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.4	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and Ares Genetics (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ Albert Weber
Albert Weber
Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	November 14, 2023

43