Form 10-Q
period 2024-03-31
OPGEN INC
filed 2024-07-08
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-37367

OPGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

23219 Stringtown Road, Suite 300, Clarksburg, MD	20871
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (240) 813-1260

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	OPGN	Nasdaq Capital Market

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

1,348,974 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of July 5, 2024.

OPGEN, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$267,493	$1,151,823
Accounts receivable, net	37,968	103,316
Prepaid expenses and other current assets	227,112	324,735
Total current assets	532,573	1,579,874
Finance lease right-of-use assets, net	-	138
Indemnification assets	2,135,545	-
Other noncurrent assets	302,262	302,262
Total assets	$2,970,380	$1,882,274

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$191,575	$111,149
Accrued compensation and benefits	47,828	127,601
Accrued liabilities	378,586	135,476
Deferred revenue	8,571	25,926
EIB loan guaranty	10,920,451	10,873,867
Short-term finance lease liabilities	-	280
Short-term operating lease liabilities	154,117	147,943
Total current liabilities	11,701,128	11,422,242
Long-term operating lease liabilities, net of short-term amount	1,981,428	2,021,616
Total liabilities	13,682,556	13,443,858

Commitments and contingencies (Note 8)

Stockholders’ deficit
Series D convertible preferred stock, $0.01 par value; 1,000 shares authorized; 250 shares issued and outstanding at March 31, 2024 and December 31, 2023	2	2,500
Series E convertible preferred stock, $0.01 par value; 3,000,000 shares authorized; 200,000 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,000	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,303,739 and 1,282,686 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13,037	12,827
Additional paid-in capital	294,380,054	293,991,529
Accumulated deficit	(305,107,269)	(305,493,302)
Accumulated other comprehensive loss	-	(75,138)
Total stockholders’ deficit	(10,712,176)	(11,561,584)
Total liabilities and stockholders’ deficit	$2,970,380	$1,882,274

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenue
Product sales	$141,373	$410,897
Laboratory services	26,776	21,673
Collaboration revenue	-	480,874
Total revenue	168,149	913,444

Operating expenses
Cost of products sold	73,236	592,378
Cost of services	1,575	128,306
Research and development, net	25,856	1,812,831
General and administrative	1,642,054	2,423,953
Sales and marketing	128,646	1,026,087
Total operating expenses	1,871,367	5,983,555

Operating loss	(1,703,218)	(5,070,111)

Other income (expense)
Interest and other income	9	30,106
Gain on lease indemnification	2,135,545	-
Interest expense	-	(617,298)
Foreign currency transaction gains (losses)	281	(91,994)
Change in fair value of derivative financial instruments	-	12,694
Change in fair value of EIB loan guaranty	(46,584)	-
Total other income (expense)	2,089,251	(666,492)

Income (loss) before income taxes	386,033	(5,736,603)
Provision for income taxes	-	-
Net income (loss)	$386,033	$(5,736,603)
Net income (loss) allocated to preferred stockholders	(113,225)	-
Net income (loss) available to common stockholders	$272,808	$(5,736,603)

Earnings (loss) per share attributable to common stockholders
Basic	$0.212	$(12.53)
Diluted	$0.207	$(12.53)

Weighted average shares outstanding
Basic	1,284,305	457,727
Diluted	1,331,578	457,727

Net income (loss)	$386,033	$(5,736,603)
Other comprehensive income - foreign currency translation	-	153,067
Comprehensive income (loss)	$386,033	$(5,583,536)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2022	289,992	$2,900	-	$-	$281,193,260	$(795,840)	$(272,824,772)	$7,575,548
Issuance of RSUs	1,163	12	-	-	(12)	-	-	-
Stock compensation expense	-	-	-	-	211,122	-	-	211,122
Offering of common stock and warrants, net of issuance costs	258,621	2,586	-	-	6,971,464	-	-	6,974,050
Share cancellation	(220)	(2)	-	-	2	-	-	-
Foreign currency translation	-	-	-	-	-	153,067	-	153,067
Net loss	-	-	-	-	-	-	(5,736,603)	(5,736,603)
Balances at March 31, 2023	549,556	$5,496	-	$-	$288,375,836	$(642,773)	$(278,561,375)	$9,177,184

Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Issuance of RSUs	21,053	210	-	-	(210)	-	-	-
Stock compensation expense	-	-	-	-	188,237	-	-	188,237
Offering of preferred stock	-	-	200,000	2,000	198,000	-	-	200,000
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income	-	-	-	-	-	-	386,033	386,033
Balances at March 31, 2024	1,303,739	$13,037	200,250	$2,002	$294,380,054	$-	$(305,107,269)	$(10,712,176)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$386,033	$(5,736,603)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	138	350,452
Non-cash interest expense	-	456,679
Gain on lease indemnification	(2,135,545)	-
Stock compensation expense	188,237	211,122
Change in inventory reserve	(13,240)	256,814
Loss on deconsolidation of subsidiaries	75,138	-
Change in fair value of derivative liabilities	-	(12,694)
Change in fair value of EIB loan guaranty	46,584	-
Changes in operating assets and liabilities
Accounts receivable	65,348	(142,177)
Inventory	13,240	(195,029)
Other assets	97,623	3,498
Accounts payable	80,426	(157,139)
Accrued compensation and other liabilities	129,323	100,388
Deferred revenue	(17,355)	(97,929)
Net cash used in operating activities	(1,084,050)	(4,962,618)

Cash flows from investing activities
Purchases of property and equipment	-	(330,446)
Net cash used in investing activities	-	(330,446)

Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	-	6,974,050
Proceeds from issuance of preferred stock	200,000	-
Payments on debt	-	(2,229,560)
Payments on finance lease obligations	(280)	(841)
Net cash provided by financing activities	199,720	4,743,649

Effects of exchange rates on cash	-	150,186

Net decrease in cash and cash equivalents and restricted cash	(884,330)	(399,229)
Cash and cash equivalents and restricted cash at beginning of period	1,454,085	7,935,659
Cash and cash equivalents and restricted cash at end of period	$569,755	$7,536,430

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$56,320

Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$-	$801,321

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction (the “Transaction”) with Curetis N.V., a public company with limited liability under the laws of the Netherlands (the “Seller” or “Curetis N.V.”), as contemplated by the Implementation Agreement, dated as of September 4, 2019 (the “Implementation Agreement”) by and among the Company, the Seller, and Crystal GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany and wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Implementation Agreement, the Purchaser acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”), and certain other assets and liabilities of the Seller (together, “Curetis”). As of December 31, 2022, Crystal GmbH has been dissolved and merged into Curetis GmbH. On November 6, 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, and insolvency administrators in the respective jurisdictions assumed control over the assets and liabilities of these entities. The Company’s headquarters and principal operations were located at 9717 Key West Avenue, Suite 100, in Rockville, Maryland, through the end of the first quarter of 2024. Upon assignment of the Company’s lease, the Company operates virtually. The Company operates in one business segment.

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

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements. Prior to the insolvency filings, Curetis and Ares Genetics had been included in the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, the insolvency administrator for Curetis notified the Company that all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office. In April 2024, the insolvency administrator for Ares Genetics notified the Company that all of Ares Genetics’ assets were sold to bioMerieux S.A.

Since the insolvency filings and through the three months ended March 31, 2024, the Company continues to sell the Curetis Unyvero products to its existing customers in the United States via drop shipments from Curetis directly to customer locations. The Unyvero tests are sold to hospitals, laboratories, and public health organizations as products and on a fee-for-service basis. When hospital and health system clients purchase our products, we bill them directly for the purchase of test kits and consumables. As of March 31, 2024, OpGen had an installed base of approximately 28 Unyvero A50 Analyzers across the United States in different types of hospitals and laboratories, including installations for clinical studies. The sale of Ares Genetics’ related products and services was discontinued during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria.

In March 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. The focus of OpGen going forward under new leadership and a new Board of Directors will be on the sale of the Company or the identification of a privately held company to complete a reverse merger or similar strategic transaction.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On March 26, 2024, the Company entered into an Inducement Offer to Amend Common Stock Purchase Warrants (the “Offer”) with an investor (the “Investor”). Pursuant to the Offer, the investor agreed to waive certain rights that would otherwise have been triggered under their warrants as a result of the transactions contemplated by the March 2024 Purchase Agreement, in exchange for the Company entering into the March 2024 Purchase Agreement.

●	On March 25, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing of the transactions under the March 2024 Purchase Agreement in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. Mr. Lazar is expected to fund the remaining $2.45 million in the third quarter of 2024, at which time he will receive the remaining 2.45 million shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 2.4 shares of the Company’s common stock (“Common Stock”); provided, that, in no event, will the Series E Preferred Stock be convertible into Common Stock in a manner that would result in Mr. Lazar or his transferees or their affiliates holding more than the lesser of (i) 19.99% (together with any other shares of Common Stock otherwise held by them or their affiliates) and (ii) such lower percentage as may be required by applicable stock exchange rules of the then issued and outstanding Common Stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to Mr. Lazar upon conversion of the Series E Preferred Stock. Such stockholder approval was obtained at the Company’s special meeting of stockholders held on May 9, 2024 (see Note 11). In connection with the transactions contemplated by the March 2024 Purchase Agreement, the Company entered into settlement agreements (the “Settlement Agreements”) with each of the European Investment Bank (“EIB”) and Curetis GmbH, the Company’s subsidiary (“Curetis”), and Curetis’ trustee in insolvency, pursuant to which the Company settled outstanding liabilities amongst the parties. Pursuant to the settlement agreements and the March 2024 Purchase Agreement, following the final closing of transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB also terminated that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

●	On October 12, 2023, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash their Existing Warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the Existing Warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. In consideration of the Holder’s agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase shares of common stock equal to 100% of the number of shares of common stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”). The Inducement Warrants will have an exercise price of $3.36 per share and will be exercisable on the six-month anniversary of the date of issuance and expire on the five-year anniversary of the Inducement Warrant’s first becoming exercisable. As of March 31, 2024, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants after March 31, 2024. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remain unchanged. Since the warrant inducement period was not extended beyond April 30, 2024, the Company is required to hold a stockholders’ meeting to obtain approval for the exercisability of the existing common warrants within 70 days of the end of the extension period.

●	On October 11, 2023, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a single investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Each share of preferred stock was agreed to sell at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The Private Placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the Investor. The Company intended to use the proceeds of the Private Placement to fund the Company’s operations while it pursued a potential strategic transaction with the Investor. Pursuant to the Purchase Agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock on October 11, 2023. The Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the Investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock (the “stockholder approval”). Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof. The Investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses on November 14, 2023. On December 13, 2023, in coordination with the Investor, the Company issued to the Investor 250 shares of Series D Preferred Stock in consideration for the partial payment. As of March 31, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the Investor’s failure to close the transaction and the Investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

●	On June 26, 2023, the Company announced that its subsidiary Curetis and the European Investment Bank (“EIB”) agreed in principle to certain terms relating to the repayment of the second tranche of Curetis’ loan from the EIB pursuant to that certain Finance Contract, dated December 12, 2016, as amended, by and between Curetis and the EIB (the “Finance Contract”). The second tranche had a principal balance of €3 million plus accumulated and deferred interest. The second tranche was drawn down in June 2018 and matured on June 22, 2023. On July 4, 2023, the EIB and Curetis entered into a Standstill Agreement (the “Standstill Agreement”) pursuant to which the EIB agreed that, with respect to each default or event of default relating to such second tranche, the EIB would not take any action or exercise any right under the Finance Contract until the earlier of a restructuring of the second tranche and November 30, 2023. As a condition to entering into the Standstill Agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast and to cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. On November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. The EIB’s termination notice stated that the termination of the Standstill Agreement was as a result of and in connection with certain defaults of the Standstill Agreement arising from, among other related reasons, Curetis’ and Ares’ entry into insolvency proceedings. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. In its notice, the EIB stated that, as of November 16, 2023, the aggregate amount of principal, accrued interest and all other amounts owed by Curetis to the EIB under the Finance Contract was approximately 9.66 million euro and that interest will continue to accrue in accordance with the Finance Contract until all amounts owed are paid in full. Pursuant to that certain Guarantee and Indemnity Agreement, dated July 9, 2020 (the “Guaranty”), between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all of its other rights and remedies in connection with the Finance Contract. As of the three months ended March 31, 2024, the Guaranty remained unpaid and outstanding, with the liability reflected on the Company’s financial statements, which was previously on Curetis’ balance sheet. In connection with the Company’s entry into the March 2024 Purchase Agreement with David E. Lazar on March 25, 2024, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the parties agreed to settle outstanding liabilities amongst the parties. Pursuant to the settlement agreements, following the final closing of the transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB also terminated the Guaranty. Upon termination of the Guaranty, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

●	On May 4, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $7.785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $7.685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $7.785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or may be exercised through October 26, 2023, pursuant to the Warrant Inducement Agreement entered into on October 12, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. The common warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval. Each pre-funded warrant has an exercise price per share of common stock equal to $0.10 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 639,691 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $26.50 to $75.40 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $7.785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. As of March 31, 2024, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants after March 31, 2024. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remain unchanged. Since the warrant inducement period was not extended beyond April 30, 2024, the Company is required to hold a stockholders’ meeting to obtain approval for the exercisability of the existing common warrants within 70 days of the end of the extension period.

●	On January 11, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor for the purchase of (i) 32,121 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 226,500 shares of common stock (the “Pre-funded Warrants”), (iii) Series A-1 common warrants to purchase an aggregate of 258,621 shares of common stock (the “Series A-1 Warrants”), and (iv) Series A-2 common warrants to purchase an aggregate of 258,621 shares of common stock (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “Common Warrants”). Each share of common stock and accompanying Common Warrants were sold at a price of $29.00 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Common Warrants were sold at an offering price of $28.90 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million. The Common Warrants have an exercise price of $26.50 per share. The Series A-1 Warrants were immediately exercisable upon issuance, and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance, and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.10 per share of common stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the Common Warrants to $7.785 per share.

Although Mr. Lazar is expected to provide the Company with $3.0 million in total funding, the Company believes that current cash will only be sufficient to fund operations into the third quarter of 2024. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company does not receive additional funding from David E. Lazar or other investors or find a reverse merger partner or other strategic transaction partner before or during the third quarter of 2024, the Company will not have sufficient cash flows and liquidity to finance its business operations. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2023 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen as of and for the three months ended March 31, 2024; all intercompany transactions and balances have been eliminated.

Foreign currency

In prior years, the Company had foreign subsidiaries, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities of the subsidiaries are translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments are the sole component of accumulated other comprehensive income (loss) at December 31, 2023.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net income (loss). Unless otherwise noted, all references to “$” or “dollar” refer to the United States dollar.

Immaterial Out of Period Adjustments

During the three months ended March 31, 2024, the Company identified an immaterial error related to the calculation of preferred stock par value and additional paid-in capital for the Company’s Series D convertible preferred stock that impacted the Company’s previously issued 2023 consolidated financial statements. Management evaluated the effect of the error on the 2023 and current period consolidated financial statements and concluded the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out of period adjustment to decrease preferred stock par value and increase additional paid-in capital, each by approximately $2.5 thousand.

Additionally, during the three months ended March 31, 2024, the Company identified an immaterial error related to the inclusion of balances of accumulated other comprehensive loss representing historic translation adjustments of previously dissolved subsidiaries that impacted the Company’s previously issued 2023 and 2022 consolidated financial statements. Management evaluated the effect of the error on the 2023, 2022, and current period consolidated financial statements and concluded the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out of period adjustment to increase the loss on deconsolidation of subsidiaries and decrease accumulated other comprehensive loss, each by approximately $75.1 thousand.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, and deferred tax assets and liabilities and related valuation allowance. Actual results could differ from those estimates.

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

At March 31, 2024 and December 31, 2023, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$267,493	$1,151,823	$7,039,375	$7,440,030
Restricted cash	302,262	302,262	497,055	495,629
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$569,755	$1,454,085	$7,536,430	$7,935,659

Accounts receivable

The Company’s accounts receivable result from amounts invoiced but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of March 31, 2024 and December 31, 2023.

At March 31, 2024, the Company had accounts receivable from four customers which individually represented 40%, 29%, 15% and 14% of total accounts receivable. At December 31, 2023, the Company had accounts receivable from three customers which individually represented 39%, 26%, and 10% of total accounts receivable. For the three months ended March 31, 2024, revenue earned from two customers represented 56% and 11% of total revenues. For the three months ended March 31, 2023, revenue earned from two customers represented 46% and 19% of total revenues.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$-	$-
Work-in-process	-	-
Finished goods	1,267,565	1,280,805
Total, gross	1,267,565	1,280,805
Less inventory reserve	(1,267,565)	(1,280,805)
Total, net of inventory reserve	$-	$-

Inventory includes Unyvero system instruments and components and systems related to the Acuitas business.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $1,267,565 and $1,280,805 at March 31, 2024 and December 31, 2023, respectively. Due to the insolvency proceedings and deconsolidation of the Company’s subsidiaries for the year ended December 31, 2023, the Company reserved for the full value of its inventory at March 31, 2024 and December 31, 2023 given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

The Company classifies finished good inventory it does not expect to sell or use in clinical studies within 12 months of the unaudited condensed consolidated balance sheets date as strategic inventory, a non-current asset.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that all of its property and equipment, including leasehold improvements and computer and networking equipment, at its Rockville, MD office was impaired due to the Company’s financial condition and the impairment of the Company’s ROU lease asset. As a result, the Company recorded an impairment charge in the amount of $1,231,874. During the three months ended March 31, 2023, the Company determined that its property and equipment was not impaired.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that its operating right-of-use lease asset for its Rockville, MD office was impaired due to the Company’s inability to support the lease given its financial position. As a result, the Company recorded an impairment charge in the amount of $849,243. The Company did not identify any impaired ROU assets for three months ended March 31, 2023.

Intangible assets

Intangible assets consist of finite-lived and indefinite-lived intangible assets.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. All the Company’s finite-lived intangible assets with net balances were held by Curetis and Ares Genetics. As a result of the insolvency filings for Curetis and Ares Genetics and the associated deconsolidation of all balance sheet balances related to these entities in 2023, the Company does not have any finite-lived or indefinite-lived intangible asset balances as of March 31, 2024.

Total amortization expense of intangible assets was $0 and $186,377 for the three months ended March 31, 2024 and 2023, respectively. Due to the removal of the intangible assets of Curetis and Ares Genetics in 2023 and the Company’s absence of intangible assets as of March 31, 2024, the Company does not currently anticipate any future amortization of intangible assets.

Revenue recognition

During the three months ended March 31, 2024 and 2023, the Company derived revenues from (i) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel systems and test products, and SARS CoV-2 tests, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, license arrangements, and the FIND NGO collaboration on our Unyvero A30 platform.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognizes funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended March 31, 2023, the Company recognized $133,938 as a reduction of research and development expense related to government grant arrangements. As of March 31, 2024, the Company does not have any active grants.

Research and development costs, net

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries and related expenses for personnel, other resources, laboratory supplies, and fees paid to consultants and outside service partners.

Stock-based compensation

Stock-based compensation expense is recognized at fair value. The fair value of stock-based compensation to employees and directors is estimated, on the date of grant, using the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the award. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

Net income (loss) per share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series D and E convertible preferred stock contains non-forfeitable rights to dividends, and therefore are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the preferred stock and excludes the impact of those shares from the denominator.

In periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. In periods of net income, diluted earnings per share is computed using the more dilutive of the “two class method” or the “treasury method.” Dilutive earnings per share under the “two class method” is calculated by dividing net income available to common stockholders as adjusted for the participating impacts of the preferred stock, by the weighted-average number of shares outstanding plus the dilutive impact of all other potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method. Dilutive earnings per share under the “treasury stock method” is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the dilutive impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and stock purchase warrants using the treasury stock method, and preferred stock using the if-converted method.

The Company has calculated basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023 as follows:

	Basic		Diluted
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$386,033	$(5,736,603)	$386,033	$(5,736,603)
Net income allocated to preferred stock	(113,225)	-	(110,396)	-
Net income (loss) available to common stockholders	$272,808	$(5,736,603)	$275,637	$(5,736,603)

Basic weighted average shares outstanding	1,284,305	457,727	1,284,305	457,727

Dilutive effect of stock purchase warrants			47,273	-

Dilutive weighted average shares outstanding			1,331,578	457,727

Earnings (loss) per share	$0.212	$(12.53)	$0.207	$(12.53)

None of the potential dilutive securities had a dilutive impact during the three months ended March 31, 2023 due to the Company’s net loss.

The number of anti-dilutive shares for the three months ended March 31, 2024 and 2023 consisting of common shares underlying (i) common stock options, (ii) restricted stock units, and (iii) stock purchase warrants which have been excluded from the computation of diluted income per share, was 1.1 million and 0.7 million shares, respectively.

Recently issued accounting standards

The Company has evaluated all issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provided diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers, and entered into collaboration agreements with government agencies, non-governmental organizations, and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended March 31,
	2024	2023
Product sales	$141,373	$410,897
Laboratory services	26,776	21,673
Collaboration revenue	-	480,874
Total revenue	$168,149	$913,444

Revenues by geography are as follows:

	Three Months Ended March 31,
	2024	2023
Domestic	$168,149	$114,949
International	-	798,495
Total revenue	$168,149	$913,444

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2022	$142,061
Contracts with customers	74,109
Recognized in the current period	(144,196)
Currency translation adjustment	(46,048)
Balance at December 31, 2023	25,926
Recognized in the current period	(12,525)
Refunded to customers in the current period	(4,830)
Balance at March 31, 2024	$8,571

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

For the three months ended March 31, 2024, the Company has not transferred any assets between fair value measurement levels.

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

Following Curetis’ insolvency filing, on November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. Pursuant to that certain Guarantee and Indemnity Agreement, dated July 9, 2020, between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all its other rights and remedies in connection with the Finance Contract. The Company determined the fair value of the PPI using the Monte Carlo simulation model as of March 31, 2024. Upon deconsolidation of the Company’s subsidiaries in 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date. As a result, the Company included the PPI component along with the principal and interest in the EIB loan guaranty as of March 31, 2024.

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the three months ended March 31, 2024, the Company did not record any such impairment expenses. During the year ended December 31, 2023, the Company recorded impairment expense of $1,231,874 related to its property and equipment (see Note 3) and $849,243 related to its right-of-use lease asset (see Note 3).

Note 6 – EIB loan guaranty

The following table summarizes the Company’s EIB loan guaranty as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
EIB	$10,920,451	$10,873,867
Total obligations	10,920,451	10,873,867
Unamortized discount	-	-
Carrying value of EIB loan guaranty	10,920,451	10,873,867
Less EIB loan guaranty (current portion)	(10,920,451)	(10,873,867)
Long-term EIB loan guaranty	$-	$-

EIB Loan Facility

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB. The funding could be drawn in up to five tranches within 36 months of entry into the contract, under the EIB amendment, and each tranche was to be repaid upon maturity five years after draw-down.

In April 2017, Curetis drew down a first tranche of €10.0 million from this facility. This tranche had a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3.0 million was drawn down. The terms and conditions are analogous to the first one. In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million third tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constituted an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss. The EIB debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately €14.4 million (approximately $15.8 million) as of the acquisition date. The resulting debt discount was to be amortized over the life of the EIB debt as an increase to interest expense.

On May 23, 2022, the Company and the EIB entered into a Waiver and Amendment Letter (the “2022 EIB Amendment”) relating to the amendment of the EIB loan facility, between the EIB and Curetis, pursuant to which Curetis borrowed an aggregate amount of €18.0 million in three tranches. The 2022 EIB Amendment restructured the first tranche of approximately €13.4 million (including accumulated and deferred interest) of the Company’s outstanding indebtedness with the EIB. Pursuant to the 2022 EIB Amendment, the Company repaid €5.0 million to the EIB in April 2022. The Company also agreed, among other things, to amortize the remainder of the debt tranche over the twelve-month period beginning in May 2022. Accordingly, the Company agreed to pay a monthly amount of approximately €0.7 million through April 2023. The Amendment also provided for an increase of the PPI applicable to the third tranche under the loan facility from 0.3% to 0.75%. The terms of the second and third tranches of the Company’s indebtedness of €3.0 million and €5.0 million, respectively, plus accumulated deferred interest, remained unchanged pursuant to the 2022 EIB Amendment. The second tranche became due and payable by the Company to the EIB in June 2023, and the third tranche would have become due and payable in June 2024. As the effective borrowing rate under the amended agreement is less than the effective borrowing rate under the previous agreement, a concession is deemed to have been granted under ASC 470-60. As a concession has been granted, the agreement was accounted for as a troubled debt restructuring under ASC 470-60. The amendment did not result in a gain on restructuring as the future undiscounted cash outflows required under the amended agreement exceed the carrying value of the debt immediately prior to the amendment.

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

On November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. The EIB’s termination notice stated that the termination of the Standstill Agreement was as a result of and in connection with certain defaults of the Standstill Agreement arising from, among other related reasons, Curetis’ and Ares’ entry into insolvency proceedings. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. In its notice, the EIB stated that, as of November 16, 2023, the aggregate amount of principal, accrued interest and all other amounts owed by Curetis to the EIB under the Finance Contract was approximately 9.66 million euro and that interest will continue to accrue in accordance with the Finance Contract until all amounts owed are paid in full. Pursuant to that certain Guarantee and Indemnity Agreement, dated July 9, 2020 (the “Guaranty”), between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all of its other rights and remedies in connection with the Finance Contract. As of the three months ended March 31, 2024, the Guaranty remained unpaid and outstanding, with the liability reflected on the Company’s financial statements, which was previously on Curetis’ balance sheet.

In connection with the Company’s entry into the March 2024 Purchase Agreement with David E. Lazar on March 25, 2024, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the parties agreed to settle outstanding liabilities amongst the parties. Pursuant to the settlement agreements, following the final closing of the transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB also terminated the Guaranty. Upon termination of the Guaranty, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

As of March 31, 2024, the outstanding borrowings under all tranches were €10.1 million (approximately $10.9 million), including deferred interest payable at maturity of €1.6 million (approximately $1.8 million).

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $0 and $617,298 for the three months ended March 31, 2024 and 2023, respectively. Upon deconsolidation of the Company’s subsidiaries in 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date.

Note 7 – Stockholders’ equity

As of March 31, 2024, the Company had 100,000,000 shares of authorized common stock and 1,303,739 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 6,999,000 shares remain undesignated and unissued.

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

Following receipt of approval from stockholders at a special meeting of stockholders held on May 9, 2024, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio of one share for ten shares, and the reverse stock split was effective May 20, 2024. All share amounts and per share prices in this Quarterly Report have been adjusted to reflect the reverse stock split (see Note 11).

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

On May 4, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $7.785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $7.685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $7.785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or may be exercised through October 26, 2023, pursuant to the Warrant Inducement Agreement entered into on October 12, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. The common warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval. Each pre-funded warrant has an exercise price per share of common stock equal to $0.10 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 639,691 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $26.50 to $75.40 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $7.785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. As of March 31, 2024, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants after March 31, 2024. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remain unchanged. Since the warrant inducement period was not extended beyond April 30, 2024, the Company is required to hold a stockholders’ meeting to obtain approval for the exercisability of the existing common warrants within 70 days of the end of the extension period.

On October 11, 2023, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a single investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Each share of preferred stock was agreed to sell at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The Private Placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the Investor. The Company intended to use the proceeds of the Private Placement to fund the Company’s operations while it pursued a potential strategic transaction with the Investor. Pursuant to the Purchase Agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock on October 11, 2023. The Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the Investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock (the “stockholder approval”). Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof. The Investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses on November 14, 2023. On December 13, 2023, in coordination with the Investor, the Company issued to the Investor 250 shares of Series D Preferred Stock in consideration for the partial payment. As of March 31, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the Investor’s failure to close the transaction and the Investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

On October 12, 2023, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash their Existing Warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the Existing Warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. In consideration of the Holder’s agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase shares of common stock equal to 100% of the number of shares of common stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”). The Inducement Warrants will have an exercise price of $3.36 per share and will be exercisable on the six-month anniversary of the date of issuance and expire on the five-year anniversary of the Inducement Warrant’s first becoming exercisable. As of March 31, 2024, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants after March 31, 2024. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remain unchanged. Since the warrant inducement period was not extended beyond April 30, 2024, the Company is required to hold a stockholders’ meeting to obtain approval for the exercisability of the existing common warrants within 70 days of the end of the extension period.

On March 25, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing of the transactions under the March 2024 Purchase Agreement in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. Mr. Lazar is expected to fund the remaining $2.45 million in the third quarter of 2024, at which time he will receive the remaining 2.45 million shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 2.4 shares of the Company’s common stock (“Common Stock”); provided, that, in no event, will the Series E Preferred Stock be convertible into Common Stock in a manner that would result in Mr. Lazar or his transferees or their affiliates holding more than the lesser of (i) 19.99% (together with any other shares of Common Stock otherwise held by them or their affiliates) and (ii) such lower percentage as may be required by applicable stock exchange rules of the then issued and outstanding Common Stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of Common Stock to Mr. Lazar upon conversion of the Series E Preferred Stock. Such stockholder approval was obtained at the Company’s special meeting of stockholders held on May 9, 2024 (see Note 11). In connection with the transactions contemplated by the March 2024 Purchase Agreement, the Company entered into settlement agreements (the “Settlement Agreements”) with each of the European Investment Bank (“EIB”) and Curetis GmbH, the Company’s subsidiary (“Curetis”), and Curetis’ trustee in insolvency, pursuant to which the Company settled outstanding liabilities amongst the parties. Pursuant to the settlement agreements and the March 2024 Purchase Agreement, following the final closing of transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB also terminated that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 271 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 48,058 shares were automatically added to the 2015 Plan in 2024. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of March 31, 2024, 40,441 shares remain available for issuance under the 2015 Plan.

For the three months ended March 31, 2024 and 2023, the Company recognized share-based compensation expense as follows:

	Three months ended March 31,
	2024	2023
Cost of services	$-	$-
Research and development	25,856	70,364
General and administrative	157,984	105,832
Sales and marketing	4,397	34,926
	$188,237	$211,122

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s anticipated net taxable loss position for the year ended December 31, 2024.

The Company did not grant any options during the three months ended March 31, 2024. During the three months ended March 31, 2024, 83 options were forfeited, and 88 options expired.

The Company had total stock options to acquire 9,453 shares of common stock outstanding at March 31, 2024 under all of its equity compensation plans.

Restricted stock units

The Company granted 21,053 restricted stock units during the three months ended March 31, 2024, 21,053 restricted stock units vested and 1,413 restricted stock units were forfeited. The Company had 6,913 total restricted stock units outstanding at March 31, 2024.

Stock purchase warrants

At March 31, 2024 and December 31, 2023, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	March 31, 2024 (1)	December 31, 2023 (1)
February 2015	$660,000.00	February 2025	3	3
October 2019	$400.00	October 2024	1,770	1,770
October 2019	$520.00	October 2024	1,175	1,175
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.785	(2)	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,095,517	1,095,517

The warrants listed above were issued in connection with various equity, debt, or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock splits effected on January 5, 2023 and May 20, 2024 were rounded up to the next whole share of common stock on a holder by holder basis.

(2)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. Once exercisable, the warrants will expire on the five-year anniversary of the date of such stockholder approval.

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

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of March 31, 2024 and December 31, 2023:

Lease Classification	March 31, 2024	December 31, 2023
ROU Assets:
Operating	$-	$-
Financing	-	138
Total ROU assets	$-	$138

Liabilities
Current:
Operating	$154,117	$147,943
Finance	-	280
Noncurrent:
Operating	1,981,428	2,021,616
Finance	-	-
Total lease liabilities	$2,135,545	$2,169,839

Maturities of lease liabilities as of March 31, 2024 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2024 (April to December)	$270,377	$-	$270,377
2025	368,179	-	368,179
2026	378,279	-	378,279
2027	388,682	-	388,682
2028	399,388	-	399,388
Thereafter	1,338,300	-	1,338,300
Total lease payments	3,143,205	-	3,143,205
Less: Interest	(1,007,660)	-	(1,007,660)
Present value of lease liabilities	$2,135,545	$-	$2,135,545

Condensed consolidated statements of operations classification of lease costs as of the three months ended March 31, 2024 and 2023 are as follows:

		Three months ended March 31,
Lease Cost	Classification	2024	2023
Operating	Operating expenses	$58,496	$137,797
Finance:
Amortization	Operating expenses	138	829
Interest expense	Other expenses	-	-
Total lease costs		$58,634	$138,626

Other lease information as of March 31, 2024 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.9
Finance leases	-
Weighted average discount rate:
Operating leases	10.0%
Finance leases	-%

Supplemental cash flow information as of the three months ended March 31, 2024 and 2023 is as follows:

Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$58,496	$137,797
Finance leases	$-	$-
Cash used in financing activities
Finance leases	$280	$841
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$801,321

Note 10 – License agreements, research collaborations and development agreements

Sandoz

In December 2018, Ares Genetics entered into a service frame agreement with Sandoz International GmbH (“Sandoz”), to leverage Ares Genetics’ database on the genetics of antibiotic resistance, ARESdb, and the ARES Technology Platform for Sandoz’ anti-infective portfolio.

Under the terms of the framework agreement, which had an initial term of 36 months and was subsequently extended to January 31, 2025, Ares Genetics and Sandoz intended to develop a digital anti-infectives platform, combining established microbiology laboratory methods with advanced bioinformatics and artificial intelligence methods to support drug development and life-cycle management. The collaboration, in the short- to mid-term, aimed to both rapidly and cost-effectively re-purpose existing antibiotics and design value-added medicines with the objective of expanding indication areas and to overcome antibiotic resistance, in particular with regards to infections with bacteria that have already developed resistance against multiple treatment options. In the longer-term, the platform was expected to enable surveillance for antimicrobial resistant pathogens to inform antimicrobial stewardship and the development of novel anti-infectives that are less prone to encounter resistance and thereby preserve antibiotics as an effective treatment option. Following Ares Genetics’ insolvency filing in 2023, the Company will no longer benefit from this framework agreement.

Qiagen

On February 18, 2019, Ares Genetics and Qiagen GmbH, or Qiagen, entered into a strategic licensing agreement for ARESdb and AREStools, in the area of AMR research. The agreement had a term of 20 years and could have been terminated by Qiagen for convenience with 180 days written notice.

Under the terms of the original agreement, Qiagen, in exchange for a moderate six figure up-front licensing payment, received an exclusive RUO license to develop and commercialize general bioinformatics offerings and services for AMR research use only, based on Ares Genetics’ database on the genetics of antimicrobial resistance, ARESdb, as well as on the ARES bioinformatics AMR toolbox, AREStools. Under the agreement, the parties had agreed to a mid-single digit percentage royalty rate on Qiagen net sales, which is subject to a minimum royalty rate that steps up upon certain achieved milestones, which is payable to Ares Genetics. The parties also agreed to further modest six figure milestone payments upon certain product launches. The contract was subsequently amended in May 2021 to a non-exclusive license and a flat annual license fee as well as a royalty percentage on potential future panel-based products that are developed by Qiagen. Following the insolvency filings of Curetis and Ares Genetics in 2023, the Company will no longer benefit from this strategic licensing agreement.

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurred royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement ranged from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $0 and $1,943 for the three months ended March 31, 2024 and 2023, respectively. Following Ares Genetics’ insolvency filing in 2023, the Company will no longer generate licensed product sales or sublicense revenues nor incur royalty expenses related to the Siemens GEAR assets.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). On April 4, 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €0.13 million in milestone payments (“Amendment 1”). The additional deliverables were completed by June 30, 2023. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million (“Amendment 2”). During the three months ended March 31, 2024, the Company recognized $0 related to the collaboration, bringing the total amount recognized through March 31, 2024 to $0.9 million. Following Curetis’ insolvency filing in 2023, the Company will no longer benefit from this collaboration agreement.

Note 11 – Subsequent Events

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

Effective April 1, 2024, the Company entered into a lease assignment agreement where the Company assigned, transferred, set over and conveyed to an assignee all its estate, right, title and interest in and to the lease at its Rockville, Maryland headquarters. The Company’s security deposit will remain with the landlord and be repaid over time as agreed upon with the assignee. The Company has a continuing liability under the lease; however, within the lease assignment agreement, the new tenant indemnifies the Company from and against any liabilities resulting from obligations arising on or after the lease assignment date.

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

On April 18, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was delinquent in filing its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) and was therefore not in compliance with Nasdaq Listing Rule 5250(c)(1). The notice indicated that such delinquency serves as an additional basis for delisting the Company’s securities in addition to the failure to comply with the Minimum Bid Price Rule described previously. In accordance with the notice, the Company submitted its response to the Nasdaq Hearings Panel regarding such delinquency and the Company’s plan to cure such delinquency by June 3, 2024, the additional period to regain compliance granted by such Nasdaq Hearings Panel. The Company filed its Form 10-K on June 3, 2024; however, no assurance can be given as to the final decision of the Nasdaq Hearings Panel regarding a delisting of the Company’s securities.

On April 22, 2024, UHY LLP (“UHY”), the Company’s then-current independent public accounting firm, notified the Company that UHY would resign as the Company’s auditor effective as of April 22, 2024. During the period of UHY’s engagement, which commenced in March 2023, UHY did not provide any report on the financial statements of the Company. During the fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through April 22, 2024, there were no: (1) disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K. In light of such resignation, on April 23, 2024, the Company engaged Beckles & Co., Inc. (“Beckles”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 and the three months ended March 31, 2024. The appointment of Beckles as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

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

On May 16, 2024, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the European Investment Bank (the “EIB”) relating to the previously disclosed settlement agreement, dated March 25, 2024, by and between the Company and the EIB (the “Settlement Agreement”). As previously disclosed, in connection with the sale and issuance of shares of preferred stock of the Company to David E. Lazar (the “Private Placement”), the Company entered into the Settlement Agreement with the EIB, which provided, among other things, for the settlement of outstanding liabilities between the EIB, the Company and the Company’s subsidiary, Curetis GmbH (“Curetis”), and the termination of the Company’s guarantee of Curetis’ debt to EIB. Pursuant to the Settlement Agreement, the Company agreed to pay a portion of the proceeds (the “Settlement Amount”) of the Private Placement to the EIB upon the final closing of the Private Placement. As a result of the delay of the final closing of the Private Placement due to the delay in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company and the EIB entered into the Amendment Agreement in order to extend the timing for the payment of the Settlement Amount to June 3, 2024. As of the filing of this quarterly report on Form 10-Q for the three months ended March 31, 2024, the Settlement Amount remains unpaid. However, the Company and the EIB are in ongoing discussions and the Company anticipates paying the Settlement Amount in the third quarter of 2024.

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

On May 20, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was delinquent in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”) and was therefore not in compliance with Nasdaq Listing Rule 5250(c)(1). The notice indicated that such delinquency serves as an additional basis for delisting the Company’s securities in addition to the failure to comply with the Minimum Bid Price Rule as well as the failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In accordance with the notice, the Company submitted its response to the Nasdaq Hearings Panel regarding such delinquency and the Company’s plan to cure such delinquency. On May 29, 2024, the Nasdaq Hearings Panel granted the Company’s request for continued listing subject to the Company filing its quarterly report on Form 10-Q by July 8, 2024. With the filing of this quarterly report on Form 10-Q on July 8, 2024, the Company believes it is in compliance with Nasdaq Listing Rule 5250(c)(1); however, no assurance can be given as to the final decision of the Nasdaq Hearings Panel regarding a delisting of the Company’s securities.

On June 5, 2024, the Nasdaq Hearings Panel notified the Company that it had regained compliance with the Minimum Bid Price Rule. As previously disclosed, the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company on June 5, 2023 that the Company’s common stock had failed to maintain a minimum bid price of $1.00 per share for the 30 consecutive business days preceding the date of such notice as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). In December 2023, the Company appealed such determination to a Nasdaq Hearings Panel, which in February 2024, granted the Company’s request for an additional period to regain compliance with the Minimum Bid Price Rule.

On June 5, 2024, the Company received a notice from Nasdaq stating that the Company is not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet the alternatives of market value of listed securities or net income from continuing operations. The notice indicated that such delinquency serves as an additional basis for delisting the Company’s securities from Nasdaq. In accordance with the notice, the Company submitted its response to the Nasdaq Hearings Panel on June 11, 2024 regarding such delinquency and the Company’s plan to cure such delinquency. As with the prior notices received by the Company, the most recent notice from Nasdaq has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market. There can be no assurance that the Nasdaq Hearings Panel will grant the Company additional time to cure such deficiency or, if additional time is granted, that the Company will be able to regain compliance with the requirements for continued listing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2023.

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

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements. Prior to the insolvency filings, Curetis and Ares Genetics had been included in the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, the insolvency administrator for Curetis notified the Company that all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office. In April 2024, the insolvency administrator for Ares Genetics notified the Company that all of Ares Genetics’ assets were sold to bioMerieux S.A.

Since the insolvency filings and through the three months ended March 31, 2024, the Company continues to sell the Curetis Unyvero products to its existing customers in the United States via drop shipments from Curetis directly to customer locations. The Unyvero tests are sold to hospitals, laboratories, and public health organizations as products and on a fee-for-service basis. When hospital and health system clients purchase our products, we bill them directly for the purchase of test kits and consumables. As of March 31, 2024, OpGen had an installed base of approximately 28 Unyvero A50 Analyzers across the United States in different types of hospitals and laboratories, including installations for clinical studies. The sale of Ares Genetics’ related products and services was discontinued during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria.

In March 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. The focus of OpGen going forward under new leadership and a new Board of Directors will be on the sale of the Company or the identification of a privately held company to complete a reverse merger or similar strategic transaction.

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

The Company’s headquarters were located at 9717 Key West Avenue, Suite 100, in Rockville, Maryland, through the end of the first quarter of 2024. Upon assignment of the Company’s lease, the Company operates virtually. The Company operates in one business segment.

Financial Overview

Revenue

We recognize three types of revenues: product sales, laboratory services and collaboration revenue. We generate product revenues from sales of our products, including through our distribution partners, such as our Unyvero instruments and consumables. We also generate revenue from sales by Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services relate to services that we and our subsidiaries provide to customers. Lastly, our collaboration revenues consist of revenue received from research and development collaborations that we enter into with third parties, such as our collaboration agreement with FIND.

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

Results of operations for the three months ended March 31, 2024 and 2023

Revenues

	Three months ended March 31,
	2024	2023
Product sales	$141,373	$410,897
Laboratory services	26,776	21,673
Collaboration revenue	-	480,874
Total revenue	$168,149	$913,444

Total revenue for the three months ended March 31, 2024 decreased approximately 82% when compared to the same period in 2023. This decrease is primarily attributable to:

●	Product Sales: the decrease of approximately 66% in the 2024 period compared to the 2023 period is primarily attributable to the exclusion of Curetis’ and Ares Genetics’ product sales in the 2024 period following their insolvency filings in November 2023 and the resulting deconsolidation of the subsidiaries;

●	Laboratory Services: the increase of approximately 24% in the 2024 period compared to the 2023 period is primarily attributable to an increase in the number of AREScloud subscriptions sold by the Company in the 2024 period; and

●	Collaboration Revenue: the decrease of 100% in the 2024 period compared to the 2023 period is due to the Company no longer being a party to the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023.

Operating expenses

	Three months ended March 31,
	2024	2023
Cost of products sold	$73,236	$592,378
Cost of services	1,575	128,306
Research and development	25,856	1,812,831
General and administrative	1,642,054	2,423,953
Sales and marketing	128,646	1,026,087
Total operating expenses	$1,871,367	$5,983,555

Our total operating expenses for the three months ended March 31, 2024 decreased approximately 69% when compared to the same period in 2023. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended March 31, 2024 decreased approximately 88% when compared to the same period in 2023. The decrease in cost of products sold aligns with the decrease in product sales in the first quarter of 2024. Additionally, cost of products sold was greater in the first quarter of 2023 due to increases in inventory reserves for obsolescence, expirations, and slow-moving inventory, whereas in the first quarter of 2024, all inventory had already been fully reserved;

●	Cost of services: cost of services for the three months ended March 31, 2024 decreased approximately 99% when compared to the same period in 2023. The decrease in cost of services aligns with the decrease in collaboration revenue in the first quarter of 2024, which is due to the Company no longer being a party to the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 99%, 32%, and 87%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023. The decreases are primarily attributable to the Company no longer including expenses related to Curetis and Ares Genetics in the consolidated figures as a result of the deconsolidation following their insolvency filings in November 2023, plus the scaling down of operations at the Company while it pursues a strategic transaction.

Other income (expense)

	Three months ended March 31,
	2024	2023
Interest expense	$-	$(617,298)
Foreign currency transaction gains (losses)	281	(91,994)
Interest and other income, net	9	30,106
Gain on lease indemnification	2,135,545	-
Change in fair value of derivative financial instruments	-	12,694
Change in fair value of EIB loan guaranty	(46,584)	-
Total other income (expense)	$2,089,251	$(666,492)

Our total other income (expense) for the three months ended March 31, 2024 increased to a net income of $2.1 million from a net expense of $0.7 million in the same period in 2023 primarily due to the Company’s recording of a gain on lease indemnification of $2.1 million in the first quarter of 2024. Effective April 1, 2024, the Company entered into a lease assignment agreement where the Company assigned the lease at its Rockville, Maryland headquarters to another tenant. The Company has a continuing liability under the lease; however, within the lease assignment agreement, the new tenant indemnifies the Company from and against any liabilities resulting from obligations arising on or after the lease assignment date. In addition, the Company did not recognize interest expense for the three months ended March 31, 2024 because, upon deconsolidation of the Company’s subsidiaries in the fourth quarter of 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date.

Liquidity and capital resources

As of March 31, 2024, we had cash and cash equivalents of $0.3 million compared to $1.2 million at December 31, 2023. Historically, we have funded our operations primarily through external investor financing arrangements and have raised funds in 2024 and 2023, including:

●	On January 11, 2023, we closed a best-efforts public offering for the purchase of (i) 32,121 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 226,500 shares of common stock, (iii) Series A-1 common warrants to purchase an aggregate of 258,621 shares of common stock, and (iv) Series A-2 common warrants to purchase an aggregate of 258,621 shares of common stock. The offering raised aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million.

●	On May 4, 2023, we closed a best-efforts public offering for the purchase of (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. The offering raised aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million.

●	On October 6, 2023, Curetis received a payment of €0.75 million related to the sale of certain Unyvero A50 systems by Curetis to a strategic partner. Such purchase of systems and payment was made in connection with the negotiation of a potential strategic transaction involving Curetis and the Company’s subsidiary, Ares Genetics, with such strategic partner; however, the potential strategic transaction was unsuccessful.

●	On October 11, 2023, we entered into a Preferred Stock Purchase Agreement with a single investor for 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share, where each share of preferred stock was agreed to sell at a price of $1,000 per share for aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses on November 14, 2023. On December 13, 2023, in coordination with the investor, the Company issued to the investor 250 shares of Series D Preferred Stock in consideration for the partial payment. As of March 31, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The private placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the investor. The Company’s discussions with this investor have ceased.

●	On October 12, 2023, we entered into a warrant inducement agreement with a holder of certain existing warrants to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the holder agreed to exercise for cash their existing warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the existing warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023; however, on October 26, 2023, and subsequently on February 7, 2024, the Company and the holder agreed to initially extend the offer period through December 31, 2023, and later through April 30, 2024. As of March 31, 2024, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants after March 31, 2024.

●	On November 6, 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively. The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The German and Austrian insolvency administrators both successfully completed asset sales of the assets of Curetis and Ares Genetics, but the Company does not anticipate receiving any proceeds from such sales as the proceeds will be allocated amongst each entity’s creditors.

●	On March 25, 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. Mr. Lazar is expected to fund the remaining $2.45 million in the third quarter of 2024, at which time he will receive the remaining 2.45 million shares of Series E Preferred Stock.

Although Mr. Lazar is expected to provide the Company with $3.0 million in total funding, the Company believes that current cash will only be sufficient to fund operations into the third quarter of 2024. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company does not receive additional funding from David E. Lazar or other investors or find a reverse merger partner or other strategic transaction partner before or during the third quarter of 2024, the Company will not have sufficient cash flows and liquidity to finance its business operations. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

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

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$(1,084,050)	$(4,962,618)
Net cash used in investing activities	-	(330,446)
Net cash provided by financing activities	199,720	4,743,649

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2024 consists primarily of our net income of $0.4 million, noncash share-based compensation expense of $0.2 million, and changes in operating assets and liabilities of $0.4 million, reduced by certain other noncash items including gain on lease indemnification of $2.1 million. Net cash used in operating activities for the three months ended March 31, 2023 consists primarily of our net loss of $5.7 million, reduced by certain noncash items, including depreciation and amortization expense of $0.4 million, noncash interest expense of $0.5 million, change in inventory reserve of $0.3 million, and share-based compensation expense of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2023 consists of the purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2024 consists of proceeds from the issuance of preferred stock in connection with the March 2024 Purchase Agreement with David E. Lazar, net of payments on the Company’s finance lease obligations. Net cash provided by financing activities for the three months ended March 31, 2023 consists of proceeds from the issuance of common stock and warrants, net of issuance costs, in connection with the best-efforts public offering closed in January 2023, net of payments on the Company’s debt to the EIB.

Contractual Commitments

Curetis has contractual commitments under its 2016 senior, unsecured loan financing facility of up to €25.0 million with the European Investment Bank (“EIB”). Following the consummation of the Company’s business combination with Curetis in April 2020, the Company guaranteed Curetis’ obligations under the loan financing facility. Curetis drew down three tranches under the facility: €10.0 million in April 2017, €3.0 million in June 2018, and €5.0 million in June 2019. The first tranche had, and second tranche has, a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and an additional 6% interest per annum that is deferred and payable at maturity together with the principal. The third tranche originally had a 2.1% PPI. Upon maturity of the third tranche, the EIB would have been entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of an amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constitutes an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss.

As of March 31, 2024, the outstanding borrowings under all tranches were €10.1 million (approximately $10.9 million), including deferred interest payable at maturity of €1.6 million (approximately $1.8 million).

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

On March 25, 2024, in connection with the Company’s entry into the March 2024 Purchase Agreement with David E. Lazar, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the parties agreed to settle outstanding liabilities amongst the parties. Pursuant to the settlement agreements, following the final closing of the transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with the EIB also terminated the Guaranty. Upon termination of the Guaranty, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

On May 16, 2024, the Company entered into an Amendment Agreement with the EIB relating to the previously disclosed settlement agreement, dated March 25, 2024. As a result of the delay of the final closing of the Private Placement due to the delay in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company and the EIB entered into the Amendment Agreement in order to extend the timing for the payment of the Settlement Amount to June 3, 2024. As of the filing of this quarterly report on Form 10-Q for the three months ended March 31, 2024, the Settlement Amount remains unpaid. However, the Company and the EIB are in ongoing discussions and the Company anticipates paying the Settlement Amount in the third quarter of 2024.

Critical accounting policies and use of estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our audited consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, share-based compensation, allowances for doubtful accounts and inventory obsolescence, valuation of derivative financial instruments measured at fair value on a recurring basis, and deferred tax assets and liabilities and related valuation allowance. Actual results could differ from those estimates.

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this quarterly report on Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On November 6, 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively. The insolvency administrator for each entity assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. As part of the insolvency proceedings, in April 2024, the insolvency administrator for Curetis notified the Company that all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office. In April 2024, the insolvency administrator for Ares Genetics notified the Company that all of Ares Genetics’ assets were sold to bioMerieux S.A.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None other than as disclosed in the Company’s Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.1	Consulting Agreement, dated January 8, 2024, by and between OpGen, Inc. and Albert Weber (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.2	Consulting Agreement, dated January 8, 2024, by and between OpGen, Inc. and Johannes Bacher (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.3	Form of Second Amendment Agreement to Warrant Inducement Agreement, by and between the Company and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).

10.4	Form of Securities Purchase Agreement, dated as of March 25, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.5	Settlement Agreement, dated March 25, 2024, by and between the European Investment Bank and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.6	Agreement, dated March 25, 2024, by and between Insolvency Administrator for Curetis GmbH and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.7	Form of Director Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.8	Form of Inducement Offer to Amend Common Stock Purchase Warrants, dated March 26, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ David E. Lazar
David E. Lazar
Chief Executive Officer and Chairman (principal executive officer, principal financial officer, and principal accounting officer)

Date:	July 8, 2024