Form 10-Q/A
period 2024-03-31
OPGEN INC
filed 2024-08-19
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

8,355,496 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 16, 2024.

EXPLANATORY NOTE

OpGen, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2024, to amend and restate the original filing in its entirety in response to certain matters described in this explanatory note.

Subsequent to the filing of the Company’s Original 10-Q for the three months ended March 31, 2024, the Company identified an error relating to the accounting treatment of an indemnification asset in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s Original 10-Q for the quarter ended March 31, 2024 (the “Affected Period”).

During the three months ended December 31, 2023, the Company recorded impairments to the Company’s operating lease right-of-use asset and leasehold improvement property and equipment relating to the Company’s lease in Rockville, Maryland, since the Company did not initially foresee ongoing benefits from the lease given the Company’s financial position and its inability to identify a subtenant for such space. During the three months ended March 31, 2024, the Company identified a subtenant, and as a result, recorded an indemnification asset and associated gain on lease indemnification to reflect the new subtenant’s agreement to indemnify the Company from any claims, obligations, or liabilities that may arise during their tenancy beginning on April 1, 2024. The Company subsequently determined that this accounting was incorrect and that it should continue to account for the headlease as a continuing operating lease and the lease assignment as a sublease. As a result, the Company is filing this Amended 10-Q to correct the error in the Affected Period by adjusting the following information for the three months ended March 31, 2024: (i) removing the previously recorded indemnification asset and gain on lease indemnification; and (ii) changing the accounting estimates related to the Company’s operating lease right-of-use asset and leasehold improvement property and equipment and recording a gain on impairment adjustment associated with the Rockville, Maryland office due to the identification of a subtenant in the three months ended March 31, 2024. In total, the restatement and associated change in accounting estimates resulted in an incremental loss of approximately $0.1 million.

As a result of this error, the Company determined that the previously issued unaudited condensed consolidated financial statements for the Affected Period should no longer be relied upon. All material restatement information is included in this Amended 10-Q, and we do not intend to separately amend other filings that we have previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Period in this Amended 10-Q and in any other future filings with the SEC, as applicable, and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Period.

As a result of the error described above and the related restatement, the Company has identified a material weakness in its internal control over financial reporting, as described in more detail in the revised Part I – Item 4. Controls and Procedures of this Amended 10-Q. Due to the identification of a material weakness, the Company concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2024. A discussion of the Company’s plans to remediate this material weakness is set forth in the revised Part I – Item 4. Controls and Procedures of this Amended 10-Q.

Except as described above and the items set forth below, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has included in this Amended 10-Q updated certifications executed as of the date of this Amended 10-Q by the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The updated certifications are included as Exhibits 31.1, 31.2, and 32.1 to this Amended 10-Q.

i

Items restated in this Form 10-Q/A

The following items have been revised in this Amended 10-Q, solely as a result of, and to reflect, the restatement described above:

●	Part I – Item 1. Unaudited Condensed Consolidated Financial Statements

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I – Item 4. Controls and Procedures

●	Part II – Item 6. Exhibits

For the convenience of the reader, this Amended 10-Q sets forth the information in the original filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement.

OPGEN, INC.

TABLE OF CONTENTS FOR FORM 10-Q/A

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A of OpGen, Inc. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this quarterly report, we refer to OpGen, Inc. as the “Company,” “we,” “our” or “us.” All statements other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K and any risk factors included in Part II Item 1A “Risk Factors” of this quarterly report on Form 10-Q/A. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including but not limited to OpGen® and Acuitas®. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the® and™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$267,493	$1,151,823
Accounts receivable, net	37,968	103,316
Prepaid expenses and other current assets	227,112	324,735
Total current assets	532,573	1,579,874
Property and equipment, net	1,192,774	-
Operating lease right-of-use assets	844,705	-
Finance lease right-of-use assets, net	-	138
Other noncurrent assets	302,262	302,262
Total assets	$2,872,314	$1,882,274

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$191,575	$111,149
Accrued compensation and benefits	47,828	127,601
Accrued liabilities	378,586	135,476
Deferred revenue	8,571	25,926
EIB loan guaranty	10,920,451	10,873,867
Short-term finance lease liabilities	-	280
Short-term operating lease liabilities	154,117	147,943
Total current liabilities	11,701,128	11,422,242
Long-term operating lease liabilities, net of short-term amount	1,981,428	2,021,616
Total liabilities	13,682,556	13,443,858

Commitments and contingencies (Note 8)

Stockholders’ deficit
Series D convertible preferred stock, $0.01 par value; 1,000 shares authorized; 250 shares issued and outstanding at March 31, 2024 and December 31, 2023	2	2,500
Series E convertible preferred stock, $0.01 par value; 3,000,000 shares authorized; 200,000 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,000	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,303,739 and 1,282,686 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13,037	12,827
Additional paid-in capital	294,380,054	293,991,529
Accumulated deficit	(305,205,335)	(305,493,302)
Accumulated other comprehensive loss	-	(75,138)
Total stockholders’ deficit	(10,810,242)	(11,561,584)
Total liabilities and stockholders’ deficit	$2,872,314	$1,882,274

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three months ended March 31,
	2024	2023
	(As Restated)
Revenue
Product sales	$141,373	$410,897
Laboratory services	26,776	21,673
Collaboration revenue	-	480,874
Total revenue	168,149	913,444

Operating expenses
Cost of products sold	73,236	592,378
Cost of services	1,575	128,306
Research and development, net	25,856	1,812,831
General and administrative	1,684,151	2,423,953
Sales and marketing	128,646	1,026,087
Total operating expenses	1,913,464	5,983,555

Operating loss	(1,745,315)	(5,070,111)

Other income (expense)
Interest and other income	10	30,106
Gain on impairment adjustment	2,079,575	-
Interest expense	-	(617,298)
Foreign currency transaction gains (losses)	281	(91,994)
Change in fair value of derivative financial instruments	-	12,694
Change in fair value of EIB loan guaranty	(46,584)	-
Total other income (expense)	2,033,282	(666,492)

Income (loss) before income taxes	287,967	(5,736,603)
Provision for income taxes	-	-
Net income (loss)	$287,967	$(5,736,603)
Net income (loss) allocated to preferred stockholders	(84,462)	-
Net income (loss) available to common stockholders	$203,505	$(5,736,603)

Earnings (loss) per share attributable to common stockholders
Basic	$0.158	$(12.53)
Diluted	$0.154	$(12.53)

Weighted average shares outstanding
Basic	1,284,305	457,727
Diluted	1,331,578	457,727

Net income (loss)	$287,967	$(5,736,603)
Other comprehensive income - foreign currency translation	-	153,067
Comprehensive income (loss)	$287,967	$(5,583,536)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2022	289,992	$2,900	-	$-	$281,193,260	$(795,840)	$(272,824,772)	$7,575,548
Issuance of RSUs	1,163	12	-	-	(12)	-	-	-
Stock compensation expense	-	-	-	-	211,122	-	-	211,122
Offering of common stock and warrants, net of issuance costs	258,621	2,586	-	-	6,971,464	-	-	6,974,050
Share cancellation	(220)	(2)	-	-	2	-	-	-
Foreign currency translation	-	-	-	-	-	153,067	-	153,067
Net loss	-	-	-	-	-	-	(5,736,603)	(5,736,603)
Balances at March 31, 2023	549,556	$5,496	-	$-	$288,375,836	$(642,773)	$(278,561,375)	$9,177,184

Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Issuance of RSUs	21,053	210	-	-	(210)	-	-	-
Stock compensation expense	-	-	-	-	188,237	-	-	188,237
Offering of preferred stock	-	-	200,000	2,000	198,000	-	-	200,000
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income (As Restated)	-	-	-	-	-	-	287,967	287,967
Balances at March 31, 2024 (As Restated)	1,303,739	$13,037	200,250	$2,002	$294,380,054	$-	$(305,205,335)	$(10,810,242)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2024	2023
	(As Restated)
Cash flows from operating activities
Net income (loss)	$287,967	$(5,736,603)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	42,235	350,452
Non-cash interest expense	-	456,679
Gain on impairment adjustment	(2,079,575)	-
Stock compensation expense	188,237	211,122
Change in inventory reserve	(13,240)	256,814
Loss on deconsolidation of subsidiaries	75,138	-
Change in fair value of derivative liabilities	-	(12,694)
Change in fair value of EIB loan guaranty	46,584	-
Changes in operating assets and liabilities
Accounts receivable	65,348	(142,177)
Inventory	13,240	(195,029)
Other assets	97,622	3,498
Accounts payable	80,426	(157,139)
Accrued compensation and other liabilities	129,323	100,388
Deferred revenue	(17,355)	(97,929)
Net cash used in operating activities	(1,084,050)	(4,962,618)

Cash flows from investing activities
Purchases of property and equipment	-	(330,446)
Net cash used in investing activities	-	(330,446)

Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	-	6,974,050
Proceeds from issuance of preferred stock	200,000	-
Payments on debt	-	(2,229,560)
Payments on finance lease obligations	(280)	(841)
Net cash provided by financing activities	199,720	4,743,649

Effects of exchange rates on cash	-	150,186

Net decrease in cash and cash equivalents and restricted cash	(884,330)	(399,229)
Cash and cash equivalents and restricted cash at beginning of period	1,454,085	7,935,659
Cash and cash equivalents and restricted cash at end of period	$569,755	$7,536,430

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$56,320

Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$-	$801,321

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s Original 10-Q for the three months ended March 31, 2024, the Company identified an error relating to the accounting treatment of an indemnification asset in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s Original 10-Q for the quarter ended March 31, 2024 (the “Affected Period”). As a result, the Company is filing this Amended 10-Q to correct the error in the Affected Period by adjusting the following information for the three months ended March 31, 2024: (i) removing the previously recorded indemnification asset and gain on lease indemnification (the “Indemnification Asset Adjustment”); and (ii) changing the accounting estimates related to the Company’s operating lease right-of-use asset and leasehold improvement property and equipment and recording a gain on impairment adjustment associated with the Rockville, Maryland office due to the identification of a subtenant in the three months ended March 31, 2024 (the “Lease Asset Adjustment,” and together with the Indemnification Asset Adjustment, the “Adjustment Impacts”). In total, the restatement and associated change in accounting estimates resulted in an incremental loss of approximately $0.1 million.

As a result of this error, the Company determined that the previously issued unaudited condensed consolidated financial statements for the Affected Period should no longer be relied upon. All material restatement information is included in this Amended 10-Q, and we do not intend to separately amend other filings that we have previously filed with the SEC. Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Period in this Amended 10-Q and in any other future filings with the SEC, as applicable, and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Period.

The following tables present the effects of the restatement, including the Indemnification Asset Adjustment, Lease Asset Adjustment, and Adjustment Impacts, on the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024:

Condensed Consolidated Balance Sheet

	As of March 31, 2024
	As Previously Reported	Indemnification Asset Adjustment	Lease Asset Adjustment	As Restated
Assets
Indemnification assets	$2,135,545	$(2,135,545)	$-	$-
Property and equipment, net	-	-	1,192,774	1,192,774
Operating lease right-of-use assets	-	-	844,705	844,705
Total assets	$2,970,380	$(2,135,545)	$2,037,479	$2,872,314

Stockholders’ deficit
Accumulated deficit	$(305,107,269)	$(2,135,545)	$2,037,479	$(305,205,335)
Total stockholders’ deficit	(10,712,176)	(2,135,545)	2,037,479	(10,810,242)
Total liabilities and stockholders’ deficit	$2,970,380	$(2,135,545)	$2,037,479	$2,872,314

Condensed Consolidated Statement of Operations and Comprehensive Income

	For the three months ended March 31, 2024
	As Previously Reported	Adjustment Impacts	As Restated
Operating expenses
General and administrative	$1,642,054	$42,097	$1,684,151
Total operating expenses	1,871,367	42,097	1,913,464
Operating loss	(1,703,218)	(42,097)	(1,745,315)

Other income (expense)
Interest and other income, net	9	1	10
Gain on lease indemnification	2,135,545	(2,135,545)	-
Gain on impairment adjustment	-	2,079,575	2,079,575
Total other income (expense)	2,089,251	(55,969)	2,033,282

Income (loss) before income taxes	386,033	(98,066)	287,967
Net income (loss)	$386,033	$(98,066)	$287,967
Net income (loss) allocated to preferred stockholders	(113,225)	-	(84,462)
Net income (loss) available to common stockholders	$272,808	$(98,066)	$203,505

Earnings (loss) per share attributable to common stockholders
Basic	$0.212	$(0.076)	$0.158
Diluted	$0.207	$(0.076)	$0.154

Weighted average shares outstanding
Basic	1,284,305	1,284,305	1,284,305
Diluted	1,331,578	1,284,305	1,331,578

Net income (loss)	$386,033	$(98,066)	$287,967
Comprehensive income (loss)	$386,033	$(98,066)	$287,967

Condensed Consolidated Statements of Stockholders’ Deficit

	As of March 31, 2024
	As Previously Reported	Indemnification Asset Adjustment	Lease Asset Adjustment	As Restated
Stockholders’ deficit
Net income for the three months ended March 31, 2024	$386,033	$(2,135,545)	$2,037,479	$287,967
Accumulated deficit to date	(305,107,269)	(2,135,545)	2,037,479	(305,205,335)
Total stockholders’ deficit	$(10,712,176)	$(2,135,545)	$2,037,479	$(10,810,242)

Condensed Consolidated Statement of Cash Flows

	For the three months ended March 31, 2024
	As Previously Reported	Adjustment Impacts	As Restated
Cash flow from operating activities
Net income	$386,033	$(98,066)	$287,967
Gain on lease indemnification	(2,135,545)	2,135,545	-
Gain on impairment adjustment	-	(2,079,575)	(2,079,575)
Other assets	97,623	(1)	97,622
Depreciation and amortization	138	42,097	42,235
Net cash used in operating activities	$(1,084,050)	$-	$(1,084,050)

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, property and equipment, lease right-of-use assets, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, and deferred tax assets and liabilities and related valuation allowance. Actual results could differ from those estimates.

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

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that all of its property and equipment, including leasehold improvements and computer and networking equipment, at its Rockville, MD office was impaired due to the Company’s financial condition and the impairment of the Company’s ROU lease asset. As a result, the Company recorded an impairment charge in the amount of $1,231,874. Subsequently, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment, bringing the balance as of the beginning of the Affected Period back to $1,230,332 following the Company’s identification of a subtenant. During the three months ended March 31, 2024 and 2023, the Company determined that its property and equipment was not impaired.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that its operating lease right-of-use asset for its Rockville, MD office was impaired due to the Company’s inability to support the lease given its financial position. As a result, the Company recorded an impairment charge in the amount of $849,243. Subsequently, the Company recorded a change in accounting estimate on the Company’s operating lease right-of-use asset, bringing the balance as of the beginning of the Affected Period back to $849,243 following the Company’s identification of a subtenant. The Company did not identify any impaired ROU assets for the three months ended March 31, 2024 or March 31, 2023.

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

The Company has calculated basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023 as follows:

	Basic		Diluted
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(As Restated)		(As Restated)
Net income (loss)	$287,967	$(5,736,603)	$287,967	$(5,736,603)
Net income allocated to preferred stock	(84,462)	-	(84,462)	-
Net income (loss) available to common stockholders	$203,505	$(5,736,603)	$203,505	$(5,736,603)

Basic weighted average shares outstanding	1,284,305	457,727	1,284,305	457,727

Dilutive effect of stock purchase warrants			47,273	-

Dilutive weighted average shares outstanding			1,331,578	457,727

Earnings (loss) per share	$0.158	$(12.53)	$0.154	$(12.53)

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2023, the Company recorded impairment expense of $1,231,874 related to its property and equipment (see Note 3) and $849,243 related to its operating lease right-of-use asset (see Note 3). Subsequently, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, bringing the balances as of the beginning of the Affected Period back to $1,230,332 and $849,243, respectively, following the Company’s identification of a subtenant (see Note 3). During the three months ended March 31, 2024, the Company did not record any such impairment expenses.

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

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of March 31, 2024 and December 31, 2023:

Lease Classification	March 31, 2024	December 31, 2023
	(As Restated)
ROU Assets:
Operating	$844,705	$-
Financing	-	138
Total ROU assets	$844,705	$138

Liabilities
Current:
Operating	$154,117	$147,943
Finance	-	280
Noncurrent:
Operating	1,981,428	2,021,616
Finance	-	-
Total lease liabilities	$2,135,545	$2,169,839

Maturities of lease liabilities as of March 31, 2024 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2024 (April to December)	$270,377	$-	$270,377
2025	368,179	-	368,179
2026	378,279	-	378,279
2027	388,682	-	388,682
2028	399,388	-	399,388
Thereafter	1,338,300	-	1,338,300
Total lease payments	3,143,205	-	3,143,205
Less: Interest	(1,007,660)	-	(1,007,660)
Present value of lease liabilities	$2,135,545	$-	$2,135,545

Condensed consolidated statements of operations classification of lease costs as of the three months ended March 31, 2024 and 2023 are as follows:

		Three months ended March 31,
Lease Cost	Classification	2024	2023
Operating	Operating expenses	$58,496	$137,797
Finance:
Amortization	Operating expenses	138	829
Interest expense	Other expenses	-	-
Total lease costs		$58,634	$138,626

Other lease information as of March 31, 2024 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.9
Finance leases	-
Weighted average discount rate:
Operating leases	10.0%
Finance leases	-%

Supplemental cash flow information as of the three months ended March 31, 2024 and 2023 is as follows:

Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$58,496	$137,797
Finance leases	$-	$-
Cash used in financing activities
Finance leases	$280	$841
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$801,321

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

Effective April 1, 2024, the Company entered into a lease assignment agreement where the Company assigned, transferred, set over and conveyed to an assignee all its estate, right, title and interest in and to the lease at its Rockville, Maryland headquarters. The Company’s security deposit will remain with the landlord and be repaid over time as agreed upon with the assignee. The Company has a continuing liability under the lease so the Company will continue to account for the headlease as a continuing operating lease and the lease assignment as a sublease.

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

On May 16, 2024, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the European Investment Bank (the “EIB”) relating to the previously disclosed settlement agreement, dated March 25, 2024, by and between the Company and the EIB (the “Settlement Agreement”). As previously disclosed, in connection with the sale and issuance of shares of preferred stock of the Company to David E. Lazar (the “Private Placement”), the Company entered into the Settlement Agreement with the EIB, which provided, among other things, for the settlement of outstanding liabilities between the EIB, the Company and the Company’s subsidiary, Curetis GmbH (“Curetis”), and the termination of the Company’s guarantee of Curetis’ debt to EIB. Pursuant to the Settlement Agreement, the Company agreed to pay a portion of the proceeds (the “Settlement Amount”) of the Private Placement to the EIB upon the final closing of the Private Placement. As a result of the delay of the final closing of the Private Placement due to the delay in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company and the EIB entered into the Amendment Agreement in order to extend the timing for the payment of the Settlement Amount to June 3, 2024. As of the filing of the original quarterly report on Form 10-Q for the three months ended March 31, 2024, the Settlement Amount remains unpaid. However, the Company and the EIB are in ongoing discussions and the Company anticipates paying the Settlement Amount in the third quarter of 2024.

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

On May 20, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company was delinquent in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”) and was therefore not in compliance with Nasdaq Listing Rule 5250(c)(1). The notice indicated that such delinquency serves as an additional basis for delisting the Company’s securities in addition to the failure to comply with the Minimum Bid Price Rule as well as the failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In accordance with the notice, the Company submitted its response to the Nasdaq Hearings Panel regarding such delinquency and the Company’s plan to cure such delinquency. On May 29, 2024, the Nasdaq Hearings Panel granted the Company’s request for continued listing subject to the Company filing its original quarterly report on Form 10-Q by July 8, 2024. With the filing of the Company’s original quarterly report on Form 10-Q on July 8, 2024, the Company believes it is in compliance with Nasdaq Listing Rule 5250(c)(1); however, no assurance can be given as to the final decision of the Nasdaq Hearings Panel regarding a delisting of the Company’s securities.

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

On July 31, 2024, David E. Lazar, the Company’s former Chief Executive Officer and Chairman of the Board of Directors (the “Board”), consummated a transaction pursuant to which he sold 550,000 shares of Series E Convertible Preferred Stock (the “Series E Stock”) of the Company together with his rights to purchase the additional 2,450,000 shares of Series E Stock under that certain Securities Purchase Agreement, dated March 25, 2024 (the “March 2024 Purchase Agreement”), entered into between Mr. Lazar and the Company, to AEI Capital Ltd. (the “Purchaser”) for $2,550,000 (the “Transaction”). In connection with the consummation of the Transaction, Mr. Lazar resigned as Chief Executive Officer, Chairman and Director of the Company effective August 2, 2024, and the Board appointed John Tan Honjian, a designee of the Purchaser, as Chief Executive Officer, Chairman and Director of the Company. Mr. Lazar also agreed to continue his services to the Company in the role of President for a period of at least sixty days following the consummation of the Transaction. In lieu of amounts owed by the Company to Mr. Lazar upon his resignation pursuant to his employment agreement, dated April 11, 2024, with the Company, and his director agreement, dated March 25, 2024 (the “CEO Agreements”), Mr. Lazar accepted shares of common stock, par value $0.01, of the Company (the “Common Stock”). In connection with the Transaction, on July 29, 2024, each of Avraham Ben-Tzvi, Matthew C. McMurdo and David Natan delivered notice of their resignation as a member of the Board and all committees thereof effective and contingent the successful consummation of the Transaction, the receipt by such directors of all amounts owed by the Company to such directors pursuant to each of their director agreements, dated March 25, 2024, entered into by each such director with the Company and the satisfaction of certain other conditions. Such resignations from the Board became effective on August 2, 2024 and were not a result of a disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices or any other matter. As of August 15, 2024, the Purchaser funded the remaining $2.45 million in exchange for the remaining 2,450,000 shares of Series E Stock under the March 2024 Purchase Agreement. As a result of the Transaction, along with the additional fundings of $2.45 million, AEI Capital Ltd. received an aggregate amount of 3,000,000 shares of Series E Stock, of which 2,736,039 shares of Series E Stock have been converted into 6,566,494 shares of the Company’s common stock as of August 16, 2024. The Purchaser currently holds approximately 79.6% of the outstanding voting securities of the Company on an as-converted to Common Stock basis. The Company was subsequently informed that the Purchaser entered into an agreement to sell 263,961 shares of Series E Stock, or approximately 7.0% of the outstanding voting securities of the Company on an as-converted to Common Stock basis. Such sale of the 263,961 shares of Series E Stock is expected to close during August 2024. Once the sale is consummated, the Purchaser will hold approximately 72.6% of the outstanding voting securities of the Company on an as-converted to Common Stock basis. As of the filing of this Quarterly Report on Form 10-Q for the three months ended June 30, 2024, the Company has cash and cash equivalents of approximately $2.16 million. The Company intends to use the majority of the proceeds to settle the outstanding liabilities amongst the EIB and Curetis’ trustee in insolvency. By settling with these parties, the Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, will be terminated, and following such termination, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

On August 14, 2024, management of the Company, in consultation with the Company’s Board of Directors and the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited condensed consolidated financial statements contained within its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the “Q1 2024 Financial Statements”) should no longer be relied upon due to an error in the financial statements that necessitated a restatement of such prior period financial statements. The error related to the accounting treatment of an indemnification asset arising from the Company’s Rockville, Maryland office lease in the Q1 2024 Financial Statements. During the three months ended March 31, 2024, the Company identified a subtenant for the office lease, and as a result, in the Q1 2024 Financial Statements, the Company recorded an indemnification asset and associated gain on lease indemnification to reflect the new subtenant’s agreement to indemnify the Company from any claims, obligations, or liabilities that may arise during their tenancy beginning on April 1, 2024. The Company subsequently determined that this accounting was incorrect and that it should continue to account for the headlease as a continuing operating lease and the lease assignment as a sublease. Based on the foregoing, the Company corrected such error by restating the Q1 2024 Financial Statements in an amended Quarterly Report on Form 10-Q for the affected period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this amended quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this amended quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2023.

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

Total revenue for the three months ended March 31, 2024 decreased approximately 82% when compared to the same period in 2023. This decrease is primarily attributable to:

●	Product Sales: the decrease of approximately 66% in the 2024 period compared to the 2023 period is primarily attributable to the exclusion of Curetis’ and Ares Genetics’ product sales in the 2024 period following their insolvency filings in November 2023 and the resulting deconsolidation of the subsidiaries;

●	Laboratory Services: the increase of approximately 24% in the 2024 period compared to the 2023 period is primarily attributable to an increase in the number of AREScloud subscriptions sold by the Company in the 2024 period; and

●	Collaboration Revenue: the decrease of 100% in the 2024 period compared to the 2023 period is due to the Company no longer being a party to the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023.

Operating expenses

	Three months ended March 31,
	2024	2023
	(As Restated)
Cost of products sold	$73,236	$592,378
Cost of services	1,575	128,306
Research and development	25,856	1,812,831
General and administrative	1,684,151	2,423,953
Sales and marketing	128,646	1,026,087
Total operating expenses	$1,913,464	$5,983,555

Our total operating expenses for the three months ended March 31, 2024 decreased approximately 68% when compared to the same period in 2023. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended March 31, 2024 decreased approximately 88% when compared to the same period in 2023. The decrease in cost of products sold aligns with the decrease in product sales in the first quarter of 2024. Additionally, cost of products sold was greater in the first quarter of 2023 due to increases in inventory reserves for obsolescence, expirations, and slow-moving inventory, whereas in the first quarter of 2024, all inventory had already been fully reserved;

●	Cost of services: cost of services for the three months ended March 31, 2024 decreased approximately 99% when compared to the same period in 2023. The decrease in cost of services aligns with the decrease in collaboration revenue in the first quarter of 2024, which is due to the Company no longer being a party to the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 99%, 31%, and 87%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023. The decreases are primarily attributable to the Company no longer including expenses related to Curetis and Ares Genetics in the consolidated figures as a result of the deconsolidation following their insolvency filings in November 2023, plus the scaling down of operations at the Company while it pursues a strategic transaction.

Other income (expense)

	Three months ended March 31,
	2024	2023
	(As Restated)
Interest expense	$-	$(617,298)
Foreign currency transaction gains (losses)	281	(91,994)
Interest and other income, net	10	30,106
Gain on impairment adjustment	2,079,575	-
Change in fair value of derivative financial instruments	-	12,694
Change in fair value of EIB loan guaranty	(46,584)	-
Total other income (expense)	$2,033,282	$(666,492)

Our total other income (expense) for the three months ended March 31, 2024 increased to a net income of $2.0 million from a net expense of $0.7 million in the same period in 2023 primarily due to the Company’s recording of a gain on impairment adjustment of $2.1 million. The Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, bringing the balances as of the beginning of the Affected Period back to $1,230,332 and $849,243, respectively, following the Company’s identification of a subtenant. In addition, the Company did not recognize interest expense for the three months ended March 31, 2024 because, upon deconsolidation of the Company’s subsidiaries in the fourth quarter of 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date.

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
	(As Restated)
Net cash used in operating activities	$(1,084,050)	$(4,962,618)
Net cash used in investing activities	-	(330,446)
Net cash provided by financing activities	199,720	4,743,649

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2024 consists primarily of our net income of $0.3 million, noncash share-based compensation expense of $0.2 million, and changes in operating assets and liabilities of $0.4 million, reduced by certain other noncash items including gain on impairment adjustment of $2.1 million. Net cash used in operating activities for the three months ended March 31, 2023 consists primarily of our net loss of $5.7 million, reduced by certain noncash items, including depreciation and amortization expense of $0.4 million, noncash interest expense of $0.5 million, change in inventory reserve of $0.3 million, and share-based compensation expense of $0.2 million.

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

On May 16, 2024, the Company entered into an Amendment Agreement with the EIB relating to the previously disclosed settlement agreement, dated March 25, 2024. As a result of the delay of the final closing of the Private Placement due to the delay in filing the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company and the EIB entered into the Amendment Agreement in order to extend the timing for the payment of the Settlement Amount to June 3, 2024. As of the filing of this original quarterly report on Form 10-Q for the three months ended March 31, 2024, the Settlement Amount remains unpaid. However, the Company and the EIB are in ongoing discussions and the Company anticipates paying the Settlement Amount in the third quarter of 2024.

Critical accounting policies and use of estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our audited consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, stock-based compensation, allowances for doubtful accounts and inventory obsolescence, property and equipment, lease right-of-use assets, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, and deferred tax assets and liabilities and related valuation allowance. Actual results could differ from those estimates.

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

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this amended quarterly report on Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

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

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. At the time of the original filing of the Company’s Form 10-Q for the three months ended March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the filing of the Company’s original Form 10-Q for the three months ended March 31, 2024, the Company concluded it did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, a complex accounting transaction as of March 31, 2024. This material weakness resulted in a material error in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Management’s Remediation Efforts

In response to the material weakness described above, with the oversight of the Audit Committee of our Board of Directors, the Company will conduct more thorough and diligent accounting research and engage third-party consultants and accounting experts to assist with complex accounting transactions.

The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. The Company is committed to continuous improvement of its internal control over financial reporting and will continue to diligently review its internal control over financial reporting. The Company cannot assure you that the measures we have taken to date, or that we may take in the future, will be sufficient to remediate the material weakness we identified or avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, for the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.1	Consulting Agreement, dated January 8, 2024, by and between OpGen, Inc. and Albert Weber (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.2	Consulting Agreement, dated January 8, 2024, by and between OpGen, Inc. and Johannes Bacher (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.3	Form of Second Amendment Agreement to Warrant Inducement Agreement, by and between the Company and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).

10.4	Form of Securities Purchase Agreement, dated as of March 25, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.5	Settlement Agreement, dated March 25, 2024, by and between the European Investment Bank and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.6	Agreement, dated March 25, 2024, by and between Insolvency Administrator for Curetis GmbH and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.7	Form of Director Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.8	Form of Inducement Offer to Amend Common Stock Purchase Warrants, dated March 26, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ David E. Lazar
David E. Lazar
President (principal financial officer and principal accounting officer)

Date:	August 19, 2024