Form 10-Q
period 2024-06-30
OPGEN INC
filed 2024-08-19
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

NOTE REGARDING TRADEMARKS

We own various U.S. federal trademark registrations and applications and unregistered trademarks and servicemarks, including but not limited to OpGen®. All other trademarks, servicemarks or trade names referred to in this quarterly report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this quarterly report are sometimes referred to without the® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies, products or services.

ii

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$168,114	$1,151,823
Accounts receivable, net	25,402	103,316
Prepaid expenses and other current assets	379,257	324,735
Total current assets	572,773	1,579,874
Property and equipment, net	1,155,216	-
Finance lease right-of-use assets, net	-	138
Operating lease right-of-use assets	839,302	-
Other noncurrent assets	302,262	302,262
Total assets	$2,869,553	$1,882,274

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$128,369	$111,149
Accrued compensation and benefits	374,939	127,601
Accrued liabilities	565,308	135,476
Deferred revenue	-	25,926
EIB loan guaranty	11,099,253	10,873,867
Short-term insurance financing	270,833	-
Short-term finance lease liabilities	-	280
Short-term operating lease liabilities	160,480	147,943
Total current liabilities	12,599,182	11,422,242
Long-term operating lease liabilities, net of short-term amount	1,938,571	2,021,616
Total liabilities	14,537,753	13,443,858

Commitments and contingencies (Note 8)

Stockholders’ deficit
Series D convertible preferred stock, $0.01 par value; 1,000 shares authorized; 250 shares issued and outstanding at June 30, 2024 and December 31, 2023	2	2,500
Series E convertible preferred stock, $0.01 par value; 3,000,000 shares authorized; 550,000 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,500	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 1,348,974 and 1,282,686 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13,490	12,827
Additional paid-in capital	295,094,492	293,991,529
Accumulated deficit	(306,781,684)	(305,493,302)
Accumulated other comprehensive loss	-	(75,138)
Total stockholders’ deficit	(11,668,200)	(11,561,584)
Total liabilities and stockholders’ deficit	$2,869,553	$1,882,274

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Product sales	$28,000	$439,672	$169,373	$850,569
Laboratory services	-	44,003	26,776	65,676
Collaboration revenue	-	252,462	-	733,336
Total revenue	28,000	736,137	196,149	1,649,581

Operating expenses
Cost of products sold	(41,600)	714,392	31,636	1,306,770
Cost of services	-	204,102	1,575	332,408
Research and development, net	22,964	1,388,792	48,820	3,201,624
General and administrative	1,568,619	2,425,007	3,252,770	4,848,960
Sales and marketing	25,327	1,160,200	153,973	2,186,287
Total operating expenses	1,575,310	5,892,493	3,488,774	11,876,049

Operating loss	(1,547,310)	(5,156,356)	(3,292,625)	(10,226,468)

Other income (expense)
Interest and other income	150,658	31,215	150,668	61,323
Interest expense	(1,079)	(684,498)	(1,079)	(1,301,796)
Gain on impairment adjustment	-	-	2,079,575	-
Foreign currency transaction gains (losses)	184	(60,401)	465	(152,396)
Change in fair value of derivative financial instruments	-	42,717	-	55,411
Change in fair value of EIB loan guaranty	(178,802)	-	(225,386)	-
Total other (expense) income	(29,039)	(670,967)	2,004,243	(1,337,458)
Loss before income taxes	(1,576,349)	(5,827,323)	(1,288,382)	(11,563,926)
Provision for income taxes	-	-	-	-
Net loss	$(1,576,349)	$(5,827,323)	$(1,288,382)	$(11,563,926)
Net loss available to common stockholders	$(1,576,349)	$(5,827,323)	$(1,288,382)	$(11,563,926)
Net loss per common share – basic and diluted	$(1.18)	$(9.33)	$(0.98)	$(21.32)
Weighted average shares outstanding – basic and diluted	1,340,285	624,633	1,312,544	542,455
Net loss	$(1,576,349)	$(5,827,323)	$(1,288,382)	$(11,563,926)
Other comprehensive (loss) income – foreign currency translation	-	(113,704)	-	39,363
Comprehensive loss	$(1,576,349)	$(5,941,027)	$(1,288,382)	$(11,524,563)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2022	289,992	$2,900	-	$-	$281,193,260	$(795,840)	$(272,824,772)	$7,575,548
Issuance of RSUs	1,163	12	-	-	(12)	-	-	-
Stock compensation expense	-	-	-	-	211,122	-	-	211,122
Offering of common stock and warrants, net of issuance costs	258,621	2,586	-	-	6,971,464	-	-	6,974,050
Share cancellation	(220)	(2)	-	-	2	-	-	-
Foreign currency translation	-	-	-	-	-	153,067	-	153,067
Net loss	-	-	-	-	-	-	(5,736,603)	(5,736,603)
Balances at March 31, 2023	549,556	5,496	-	-	288,375,836	(642,773)	(278,561,375)	9,177,184
Issuance of RSUs	2,216	22	-	-	(22)	-	-	-
Stock compensation expense	-	-	-	-	156,529	-	-	156,529
Cash bonus taken in the form of stock compensation	-	-	-	-	283,554	-	-	283,554
Offering of common stock and warrants, net of issuance costs	145,000	1,450	-	-	3,182,200	-	-	3,183,650
Foreign currency translation	-	-	-	-	-	(113,704)	-	(113,704)
Net loss	-	-	-	-	-	-	(5,827,323)	(5,827,323)
Balances at June 30, 2023	696,772	$6,968	-	$-	$291,998,097	$(756,477)	$(284,388,698)	$6,859,890

Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Issuance of RSUs	21,053	210	-	-	(210)	-	-	-
Stock compensation expense	-	-	-	-	188,237	-	-	188,237
Offering of preferred stock	-	-	200,000	2,000	198,000	-	-	200,000
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income (As Restated)	-	-	-	-	-	-	287,967	287,967
Balances at March 31, 2024 (As Restated)	1,303,739	13,037	200,250	2,002	294,380,054	-	(305,205,335)	(10,810,242)
Issuance of RSUs	40,000	400	-	-	(400)	-	-	-
Stock compensation expense	-	-	-	-	368,391	-	-	368,391
Share issuance related to May 2024 Reverse Stock Split	5,238	53	-	-	(53)	-	-	-
Share cancellation related to May 2024 Reverse Stock Split	(3)	-	-	-	-	-	-	-
Offering of preferred stock	-	-	350,000	3,500	346,500	-	-	350,000
Net loss	-	-	-	-	-	-	(1,576,349)	(1,576,349)
Balances at June 30, 2024	1,348,974	$13,490	550,250	$5,502	$295,094,492	$-	$(306,781,684)	$(11,668,200)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,288,382)	$(11,563,926)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	85,195	721,887
Noncash interest expense	-	1,017,312
Stock compensation expense	556,628	367,651
Change in inventory reserve	(54,830)	367,048
Cash bonus taken in the form of stock compensation	-	283,554
Gain on impairment adjustment	(2,079,575)	-
Loss on deconsolidation of subsidiaries	75,138	-
Change in fair value of derivative liabilities	-	(55,411)
Change in fair value of EIB loan guaranty	225,386	-
Changes in operating assets and liabilities
Accounts receivable	77,914	(97,027)
Inventory	54,830	(9,120)
Other assets	(54,521)	(82,510)
Accounts payable	17,220	(228,118)
Accrued compensation and other liabilities	606,661	(319,726)
Deferred revenue	(25,926)	(116,820)
Net cash used in operating activities	(1,804,262)	(9,715,206)

Cash flows from investing activities
Purchases of property and equipment	-	(697,761)
Net cash used in investing activities	-	(697,761)

Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	-	10,157,700
Proceeds from issuance of preferred stock	550,000	-
Proceeds from short-term insurance financing	300,926	-
Payments on short-term insurance financing	(30,093)	-
Payments on debt	-	(3,907,928)
Payments on finance lease obligations	(280)	(1,682)
Net cash provided by financing activities	820,553	6,248,090

Effects of exchange rates on cash	-	(36,712)

Net decrease in cash and cash equivalents and restricted cash	(983,709)	(4,201,589)
Cash and cash equivalents and restricted cash at beginning of period	1,454,085	7,935,659
Cash and cash equivalents and restricted cash at end of period	$470,376	$3,734,070

Supplemental disclosure of cash flow information
Cash paid for interest	$1,079	$1,421,418

Supplemental disclosures of noncash investing and financing activities
Right-of-use assets acquired through operating leases	$-	$801,321

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements. Prior to the insolvency filings, Curetis and Ares Genetics had been included in the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, the insolvency administrator for Curetis notified the Company that all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). In April 2024, the insolvency administrator for Ares Genetics notified the Company that all of Ares Genetics’ assets were sold to bioMerieux S.A.

On March 25, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. Furthermore, on April 11, 2024, the Company entered into an employment agreement with David E. Lazar. Pursuant to the employment agreement, the Company engaged Mr. Lazar to act as its Chief Executive Officer (“CEO”). On July 31, 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. (see Note 11). In connection with the closing of such transaction, Mr. Lazar resigned as a Director and CEO of the Company and agreed to terminate his employment agreement, each as of August 2, 2024. The focus of OpGen going forward under new leadership continues to be on the sale of the Company or the identification of a privately held company to complete a reverse merger or similar strategic transaction.

On April 23, 2024, the Company entered into a letter agreement with Camtech for the sale of certain of the Company’s inventory and customer contracts for its Unyvero products. The transaction was entered into following the prior acquisition by Camtech in April 2024 of the assets from the Company’s subsidiary, Curetis, as part of Curetis’ insolvency proceedings. The purchase price for the transaction is $218,000, and the transaction closed in May 2024. As part of such letter agreement, the Company also offered Camtech the opportunity to purchase its remaining Unyvero inventory and assets for up to an additional $176,000. Until such sale for the remaining inventory is completed, the Company will maintain commercial operations and service support for the Unyvero systems. The foregoing transactions are part of the Company’s planned exit from its Unyvero business, as the Company continues to seek strategic alternatives. Additionally, the sale of Ares Genetics’ related products and services was discontinued during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria.

On May 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). The Company’s stockholders voted on three proposals, each of which was described in the Company’s proxy statement for the Special Meeting dated May 9, 2024. The following proposals were voted upon and approved at the Special Meeting: (1) a proposal to (i) approve the issuance to David E. Lazar of the common stock issuable upon the conversion of the Company’s Series E Preferred Stock in excess of applicable beneficial ownership limitations, the issuance of which would result in a “change of control” under the rules of The Nasdaq Capital Market and (ii) approve an amendment of the Certificate of Designation for the Series E Preferred Stock removing such ownership limitations; and (2) a proposal to approve the amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split at a ratio not less than two-to-one and not more than ten-to-one, such ratio and the implementation and timing of such reverse stock split to be determined in the discretion of our Board of Directors. Following the approval of the amendment of the Certificate of Designation, the Company filed the amendment with the Secretary of State of the State of Delaware on May 9, 2024. Except for the removal of the Ownership Limitation, the amendment does not make any other changes to the Certificate of Designation.

On May 16, 2024, the Company announced that it intended to effect a reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), at a ratio of 1 post-reverse-split share for every 10 pre-reverse-split shares (the “Reverse Split Ratio”). The Common Stock continues to be traded on The Nasdaq Capital Market under the symbol “OPGN” and began trading on a split-adjusted basis when the markets opened on Monday, May 20, 2024, under a new CUSIP number, 68373L505. The Company filed an Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware on May 17, 2024, and the Reverse Stock Split became effective in accordance with the terms of the Amendment on May 20, 2024 (the “Effective Time”). The Reverse Stock Split impacted all holders of OpGen’s common stock proportionally and did not impact any stockholders’ percentage ownership of common stock (except to the extent the Reverse Stock Split resulted in any stockholder owning a fractional share). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share in lieu of the fractional share. All share amounts and per share prices in this Quarterly Report have been adjusted to reflect the Reverse Stock Split.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and significant actions taken by the Company, including the following:

●	On March 26, 2024, the Company entered into an Inducement Offer to Amend Common Stock Purchase Warrants (the “Offer”) with an investor (the “Investor”). Pursuant to the Offer, the investor agreed to waive certain rights that would otherwise have been triggered under their warrants as a result of the transactions contemplated by the March 2024 Purchase Agreement, in exchange for the Company entering into the March 2024 Purchase Agreement.

●	On March 25, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing of the transactions under the March 2024 Purchase Agreement in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 2.4 shares of the Company’s common stock (“Common Stock”), and following stockholder approval of the issuance of shares of Common Stock to Mr. Lazar upon conversion of the Series E Preferred Stock at the Company’s special meeting of stockholders held on May 9, 2024, Mr. Lazar or his transferees or their affiliates may convert the Series E Preferred Stock into Common Stock and hold in excess of applicable beneficial ownership limitations. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the Company entered into settlement agreements (the “Settlement Agreements”) with each of the European Investment Bank (“EIB”) and Curetis GmbH, the Company’s subsidiary (“Curetis”), and Curetis’ trustee in insolvency, pursuant to which the Company will settle outstanding liabilities amongst the parties. Pursuant to the settlement agreements and the March 2024 Purchase Agreement, following the final closing of transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB will also terminate that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. As a result of delays to the final closing of the Private Placement, the settlement amounts remain unpaid; however, the Company and the EIB are in ongoing discussions regarding an amendment to such settlement agreements to cure such delays, which the Company anticipates resolving in the third quarter of 2024. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million. On July 31, 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. AEI Capital Ltd. funded the remaining $2.45 million in August 2024, and it has since received the remaining 2.45 million shares of Series E Preferred Stock (see Note 11).

●	On October 12, 2023, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash their Existing Warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the Existing Warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. In consideration of the Holder’s agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase shares of common stock equal to 100% of the number of shares of common stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”). The Inducement Warrants will have an exercise price of $3.36 per share and will be exercisable on the six-month anniversary of the date of issuance and expire on the five-year anniversary of the Inducement Warrant’s first becoming exercisable. In October 2023, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remained unchanged.

●	On October 11, 2023, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a single investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Each share of preferred stock was agreed to sell at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The Private Placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the Investor. The Company intended to use the proceeds of the Private Placement to fund the Company’s operations while it pursued a potential strategic transaction with the Investor. Pursuant to the Purchase Agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock on October 11, 2023. The Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the Investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock (the “stockholder approval”). Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof. The Investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses on November 14, 2023. On December 13, 2023, in coordination with the Investor, the Company issued to the Investor 250 shares of Series D Preferred Stock in consideration for the partial payment. As of June 30, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the Investor’s failure to close the transaction and the Investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

●	On June 26, 2023, the Company announced that its subsidiary Curetis and the European Investment Bank (“EIB”) agreed in principle to certain terms relating to the repayment of the second tranche of Curetis’ loan from the EIB pursuant to that certain Finance Contract, dated December 12, 2016, as amended, by and between Curetis and the EIB (the “Finance Contract”). The second tranche had a principal balance of €3 million plus accumulated and deferred interest. The second tranche was drawn down in June 2018 and matured on June 22, 2023. On July 4, 2023, the EIB and Curetis entered into a Standstill Agreement (the “Standstill Agreement”) pursuant to which the EIB agreed that, with respect to each default or event of default relating to such second tranche, the EIB would not take any action or exercise any right under the Finance Contract until the earlier of a restructuring of the second tranche and November 30, 2023. As a condition to entering into the Standstill Agreement, Curetis paid the EIB a partial payment of interest on the second tranche of €1 million on June 22, 2023. In addition, Curetis agreed to certain undertakings during the standstill period, including the delivery of a rolling cash flow forecast and to cause a third-party restructuring expert to prepare and deliver a restructuring opinion to the EIB. On November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. The EIB’s termination notice stated that the termination of the Standstill Agreement was as a result of and in connection with certain defaults of the Standstill Agreement arising from, among other related reasons, Curetis’ and Ares’ entry into insolvency proceedings. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. In its notice, the EIB stated that, as of November 16, 2023, the aggregate amount of principal, accrued interest and all other amounts owed by Curetis to the EIB under the Finance Contract was approximately 9.66 million euro and that interest will continue to accrue in accordance with the Finance Contract until all amounts owed are paid in full. Pursuant to that certain Guarantee and Indemnity Agreement, dated July 9, 2020 (the “Guaranty”), between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all of its other rights and remedies in connection with the Finance Contract. As of the three months ended June 30, 2024, the Guaranty remained unpaid and outstanding, with the liability reflected on the Company’s financial statements, which was previously on Curetis’ balance sheet. In connection with the Company’s entry into the March 2024 Purchase Agreement with David E. Lazar on March 25, 2024, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the Company will pay a total of $2.0 million of the proceeds anticipated in connection with the March 2024 Purchase Agreement to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB will also terminate that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. As a result of delays to the final closing of the Private Placement, the settlement amounts remain unpaid; however, the Company and the EIB are in ongoing discussions regarding an amendment to such settlement agreements to cure such delays, which the Company anticipates resolving in the third quarter of 2024. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

●	On May 4, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $7.785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $7.685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $7.785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or may be exercised through October 26, 2023, pursuant to the Warrant Inducement Agreement entered into on October 12, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. The common warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval. Each pre-funded warrant has an exercise price per share of common stock equal to $0.10 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 639,691 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $26.50 to $75.40 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $7.785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. In October 2023, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remained unchanged.

●	On January 11, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor for the purchase of (i) 32,121 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 226,500 shares of common stock (the “Pre-funded Warrants”), (iii) Series A-1 common warrants to purchase an aggregate of 258,621 shares of common stock (the “Series A-1 Warrants”), and (iv) Series A-2 common warrants to purchase an aggregate of 258,621 shares of common stock (the “Series A-2 Warrants,” and together with the Series A-1 Warrants, the “Common Warrants”). Each share of common stock and accompanying Common Warrants were sold at a price of $29.00 per share and accompanying Common Warrants, and each Pre-funded Warrant and accompanying Common Warrants were sold at an offering price of $28.90 per share underlying such Pre-funded Warrants and accompanying Common Warrants, for aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million. The Common Warrants have an exercise price of $26.50 per share. The Series A-1 Warrants were immediately exercisable upon issuance and will expire five years following the issuance date. The Series A-2 Warrants were immediately exercisable upon issuance and will expire eighteen months following the issuance date. Subject to certain ownership limitations described in the Pre-funded Warrants, the Pre-funded Warrants were immediately exercisable and could be exercised at a nominal consideration of $0.10 per share of common stock any time until all the Pre-funded Warrants are exercised in full. All Pre-funded Warrants were exercised by February 15, 2023. In connection with the Company’s best-efforts public offering consummated in May 2023, the Company amended the exercise price of the Common Warrants to $7.785 per share.

On June 5, 2024, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet the alternatives of market value of listed securities or net income from continuing operations. The notice indicated that such deficiency serves as an additional basis for delisting the Company’s securities from Nasdaq. In accordance with the notice, the Company submitted its response to the Nasdaq Hearings Panel in June 2024 regarding the Company’s plan to cure such deficiency and the Company remains in ongoing discussions with Nasdaq regarding its plan. As with the prior notices received by the Company, the most recent notice from Nasdaq has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market. There can be no assurance that the Nasdaq Hearings Panel will grant the Company additional time to cure such deficiency or, if additional time is granted, that the Company will be able to regain compliance with the requirements for continued listing.

Although AEI Capital Ltd., which purchased the rights to the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement, provided the Company with $2.45 million in additional funding through August 15, 2024, the Company believes that current cash will only be sufficient to fund operations into the third quarter of 2024. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company does not receive additional funding from AEI Capital Ltd. or other investors or find a strategic transaction partner before or during the third quarter of 2024, the Company will not have sufficient cash flows and liquidity to finance its business operations. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen as of and for the three and six months ended June 30, 2024; all intercompany transactions and balances have been eliminated.

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

Restatement of Prior Period Financial Statements

Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, the Company identified an error relating to the accounting treatment of an indemnification asset in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Affected Period”). As a result, the Company filed an amended Form 10-Q for the quarterly period ended March 31, 2024 to correct the error in the Affected Period by adjusting the following information for the three months ended March 31, 2024: (i) removing the previously recorded indemnification asset and gain on lease indemnification; and (ii) changing the accounting estimates related to the Company’s operating lease right-of-use asset and leasehold improvement property and equipment and recording a gain on impairment adjustment associated with the Rockville, Maryland office due to the identification of a subtenant in the three months ended March 31, 2024. In total, the restatement and associated change in accounting estimates resulted in an incremental loss of approximately $0.1 million.

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

At June 30, 2024 and December 31, 2023, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets:

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$168,114	$1,151,823	$3,237,176	$7,440,030
Restricted cash	302,262	302,262	496,894	495,629
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$470,376	$1,454,085	$3,734,070	$7,935,659

Accounts receivable

The Company’s accounts receivable result from amounts invoiced but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for doubtful accounts was $0 as of June 30, 2024 and December 31, 2023.

At June 30, 2024, the Company had accounts receivable from two customers which individually represented 75% and 21% of total accounts receivable. At December 31, 2023, the Company had accounts receivable from three customers which individually represented 39%, 26%, and 10% of total accounts receivable. For the three months ended June 30, 2024, revenue earned from one customer represented 100% of total revenues. For the three months ended June 30, 2023, revenue earned from three customers represented 25%, 19%, and 13% of total revenues. For the six months ended June 30, 2024, revenue earned from two customers represented 48% and 14% of total revenues. For the six months ended June 30, 2023, revenue earned from two customers represented 37% and 16% of total revenues.

Inventory

Inventories are valued using the first-in, first-out cost method and stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$-	$-
Work-in-process	-	-
Finished goods	1,225,975	1,280,805
Total, gross	1,225,975	1,280,805
Less inventory reserve	(1,225,975)	(1,280,805)
Total, net of inventory reserve	$-	$-

Inventory includes Unyvero system instruments and components and systems related to the Acuitas business.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $1,225,975 and $1,280,805 at June 30, 2024 and December 31, 2023, respectively. Due to the insolvency proceedings and deconsolidation of the Company’s subsidiaries for the year ended December 31, 2023, the Company reserved for the full value of its inventory at June 30, 2024 and December 31, 2023 given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that all of its property and equipment, including leasehold improvements and computer and networking equipment, at its Rockville, MD office was impaired due to the Company’s financial condition and the impairment of the Company’s ROU lease asset. As a result, the Company recorded an impairment charge in the amount of $1,231,874. In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment, bringing the balance as of the beginning of the period back to $1,230,332 following the Company’s identification of a subtenant. During the three and six months ended June 30, 2024 and 2023, the Company determined that its property and equipment was not impaired.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that its operating lease right-of-use asset for its Rockville, MD office was impaired due to the Company’s inability to support the lease given its financial position. As a result, the Company recorded an impairment charge in the amount of $849,243. In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s operating lease right-of-use asset, bringing the balance as of the beginning of the period back to $849,243 following the Company’s identification of a subtenant. The Company did not identify any impaired ROU assets for the six months ended June 30, 2024 and 2023.

Intangible assets

Intangible assets consist of finite-lived and indefinite-lived intangible assets.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. All the Company’s finite-lived intangible assets with net balances were held by Curetis and Ares Genetics. As a result of the insolvency filings for Curetis and Ares Genetics and the associated deconsolidation of all balance sheet balances related to these entities in 2023, the Company does not have any finite-lived or indefinite-lived intangible asset balances as of June 30, 2024.

Total amortization expense of intangible assets was $0 and $187,540 for the three months ended June 30, 2024 and 2023, respectively. Due to the removal of the intangible assets of Curetis and Ares Genetics in 2023 and the Company’s absence of intangible assets as of June 30, 2024, the Company does not currently anticipate any future amortization of intangible assets.

Revenue recognition

During the six months ended June 30, 2024 and 2023, the Company derived revenues from (i) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel systems and test products, and SARS CoV-2 tests, (ii) providing laboratory services, and (iii) providing collaboration services including funded software arrangements, license arrangements, and the Foundation for Innovative New Diagnostics (FIND) NGO collaboration on our Unyvero A30 platform.

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

Government grant agreements and research incentives

From time to time, the Company may enter into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognized funding from grants and research incentives received from Austrian government agencies in the condensed consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognizes grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classifies government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzes each arrangement on a case-by-case basis. For the three months ended June 30, 2023, the Company recognized $88,421 as a reduction of research and development expense related to government grant arrangements. For the six months ended June 30, 2023, the Company recognized $222,359 as a reduction of research and development expense related to government grant arrangements. As of June 30, 2024, the Company does not have any active grants.

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

None of the potential dilutive securities had a dilutive impact during the three and six months ended June 30, 2024 and 2023 due to the Company’s net loss positions.

The number of anti-dilutive shares for the six months ended June 30, 2024 and 2023, consisting of common shares underlying (i) common stock options, (ii) restricted stock units, (iii) preferred stock, and (iv) stock purchase warrants which have been excluded from the computation of diluted income per share, was 2.5 million and 1.1 million shares, respectively.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provided diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers, and entered into collaboration agreements with government agencies, non-governmental organizations, and healthcare providers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$28,000	$439,672	$169,373	$850,569
Laboratory services	-	44,003	26,776	65,676
Collaboration revenue	-	252,462	-	733,336
Total revenue	$28,000	$736,137	$196,149	$1,649,581

Revenues by geography are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$28,000	$266,313	$196,149	$381,262
International	-	469,824	-	1,268,319
Total revenue	$28,000	$736,137	$196,149	$1,649,581

Deferred revenue

Changes to deferred revenue for the periods were as follows:

Balance at December 31, 2022	$142,061
Contracts with customers	74,109
Recognized in the current period	(144,196)
Currency translation adjustment	(46,048)
Balance at December 31, 2023	25,926
Recognized in the current period	(21,096)
Refunded to customers in the current period	(4,830)
Balance at June 30, 2024	$-

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

For the three and six months ended June 30, 2024, the Company has not transferred any assets between fair value measurement levels.

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

Following Curetis’ insolvency filing, on November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. Pursuant to that certain Guarantee and Indemnity Agreement, dated July 9, 2020, between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all its other rights and remedies in connection with the Finance Contract. The Company determined the fair value of the PPI using the Monte Carlo simulation model as of June 30, 2024. Upon deconsolidation of the Company’s subsidiaries in 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date. As a result, the Company included the PPI component along with the principal and interest in the EIB loan guaranty as of June 30, 2024.

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

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets (including goodwill), at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2023, the Company recorded impairment expense of $1,231,874 related to its property and equipment (see Note 3) and $849,243 related to its operating lease right-of-use asset (see Note 3). In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, bringing the balances as of the beginning of the period back to $1,230,332 and $849,243, respectively, following the Company’s identification of a subtenant (see Note 3). During the three and six months ended June 30, 2024, the Company did not record any such impairment expenses.

Note 6 – Debt

The following table summarizes the Company’s EIB loan guaranty as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
EIB	$11,099,253	$10,873,867
Total obligations	11,099,253	10,873,867
Unamortized discount	-	-
Carrying value of EIB loan guaranty	11,099,253	10,873,867
Less EIB loan guaranty (current portion)	(11,099,253)	(10,873,867)
Long-term EIB loan guaranty	$-	$-

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

On November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. The EIB’s termination notice stated that the termination of the Standstill Agreement was as a result of and in connection with certain defaults of the Standstill Agreement arising from, among other related reasons, Curetis’ and Ares’ entry into insolvency proceedings. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. In its notice, the EIB stated that, as of November 16, 2023, the aggregate amount of principal, accrued interest and all other amounts owed by Curetis to the EIB under the Finance Contract was approximately 9.66 million euro and that interest will continue to accrue in accordance with the Finance Contract until all amounts owed are paid in full. Pursuant to that certain Guarantee and Indemnity Agreement, dated July 9, 2020 (the “Guaranty”), between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all of its other rights and remedies in connection with the Finance Contract. As of the three months ended June 30, 2024, the Guaranty remained unpaid and outstanding, with the liability reflected on the Company’s financial statements, which was previously on Curetis’ balance sheet.

In connection with the Company’s entry into the March 2024 Purchase Agreement with David E. Lazar on March 25, 2024, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the Company will pay a total of $2.0 million of the proceeds anticipated in connection with the March 2024 Purchase Agreement to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB will also terminate that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. As a result of delays to the final closing of the Private Placement, the settlement amounts remain unpaid; however, the Company and the EIB are in ongoing discussions regarding an amendment to such settlement agreements to cure such delays, which the Company anticipates resolving in the third quarter of 2024. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

As of June 30, 2024, the outstanding borrowings under all tranches were €10.4 million (approximately $11.1 million), including deferred interest payable at maturity of €1.7 million (approximately $1.9 million).

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,079 and $684,498 for the three months ended June 30, 2024 and 2023, respectively. Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $1,079 and $1,301,796 for the six months ended June 30, 2024 and 2023, respectively. Upon deconsolidation of the Company’s subsidiaries in 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date.

Note 7 – Stockholders’ equity

As of June 30, 2024, the Company had 100,000,000 shares of authorized common stock and 1,348,974 shares issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 6,999,000 shares remain undesignated and unissued.

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

On May 4, 2023, the Company closed a best-efforts public offering pursuant to a securities purchase agreement with a certain institutional investor, pursuant to which the Company issued and sold to the Investor (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. Each share of common stock and accompanying common warrant was sold at a price of $7.785 per share and accompanying common warrant, and each pre-funded warrant and accompanying common warrant was sold at an offering price of $7.685 per share underlying such pre-funded warrant and accompanying common warrant, for aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million. The common warrants have an exercise price of $7.785 per share and will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules or may be exercised through October 26, 2023, pursuant to the Warrant Inducement Agreement entered into on October 12, 2023. Pursuant to amendment agreements entered into by the Company and holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. The common warrants not exercised as part of the Inducement Agreement will expire on the five-year anniversary of the date of such stockholder approval. Each pre-funded warrant has an exercise price per share of common stock equal to $0.10 per share and may be exercised at any time until the pre-funded warrants are exercised in full. In connection with the offering, the Company also entered into a warrant amendment agreement with the investor pursuant to which the Company amended certain existing warrants to purchase up to 639,691 shares of common stock that were previously issued in 2018, 2021, 2022 and 2023 to the investor, with exercise prices ranging from $26.50 to $75.40 per share, in consideration for their purchase of the securities in the offering, as follows: (i) lower the exercise price of the existing warrants to $7.785 per share, (ii) provide that the existing warrants, as amended, will not be exercisable until the receipt of stockholder approval for the exercisability of the common warrants in the offering, and (iii) extend the original expiration date of the existing warrants by five years following the receipt of such stockholder approval. The increase in fair value resulting from the warrant modifications is accounted for as an equity issuance cost, resulting in a debit and credit to additional paid in capital of approximately $0.3 million. In October 2023, the holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remained unchanged.

On October 11, 2023, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a single investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Each share of preferred stock was agreed to sell at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The Private Placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the Investor. The Company intended to use the proceeds of the Private Placement to fund the Company’s operations while it pursued a potential strategic transaction with the Investor. Pursuant to the Purchase Agreement, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock on October 11, 2023. The Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the Investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock (the “stockholder approval”). Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof. The Investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses on November 14, 2023. On December 13, 2023, in coordination with the Investor, the Company issued to the Investor 250 shares of Series D Preferred Stock in consideration for the partial payment. As of June 30, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the Investor’s failure to close the transaction and the Investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

On October 12, 2023, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a holder (the “Holder”) of certain existing warrants (the “Existing Warrants”) to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the Holder agreed to exercise for cash their Existing Warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the Existing Warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023. Pursuant to amendment agreements entered into by the Company and Holder on October 26, 2023 and February 7, 2024, the Company agreed to initially extend the offer period until December 31, 2023, and subsequently extend the offer period until April 30, 2024. In order to permit the exercise of the Existing Warrants pursuant to the rules of the Nasdaq Capital Market, the Holder agreed to pay as additional consideration $0.25 per share of common stock issued upon exercise of the Existing Warrants. In consideration of the Holder’s agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase shares of common stock equal to 100% of the number of shares of common stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”). The Inducement Warrants will have an exercise price of $3.36 per share and will be exercisable on the six-month anniversary of the date of issuance and expire on the five-year anniversary of the Inducement Warrant’s first becoming exercisable. In October 2023, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period. Except for the extension of the offer period pursuant to the amendment agreements, the terms and conditions of the Inducement Agreement remained unchanged.

On March 25, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing of the transactions under the March 2024 Purchase Agreement in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. Each share of Series E Preferred Stock is convertible into 2.4 shares of the Company’s common stock (“Common Stock”), and following stockholder approval of the issuance of shares of Common Stock to Mr. Lazar upon conversion of the Series E Preferred Stock at the Company’s special meeting of stockholders held on May 9, 2024, Mr. Lazar or his transferees or their affiliates may convert the Series E Preferred Stock into Common Stock and hold in excess of applicable beneficial ownership limitations. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the Company entered into settlement agreements (the “Settlement Agreements”) with each of the European Investment Bank (“EIB”) and Curetis GmbH, the Company’s subsidiary (“Curetis”), and Curetis’ trustee in insolvency, pursuant to which the Company will settle outstanding liabilities amongst the parties. Pursuant to the settlement agreements and the March 2024 Purchase Agreement, following the final closing of transactions contemplated by the March 2024 Purchase Agreement, the Company will pay a total of $2.0 million of the proceeds to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB will also terminate that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. As a result of delays to the final closing of the Private Placement, the settlement amounts remain unpaid; however, the Company and the EIB are in ongoing discussions regarding an amendment to such settlement agreements to cure such delays, which the Company anticipates resolving in the third quarter of 2024. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million. On July 31, 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. AEI Capital Ltd. funded the remaining $2.45 million in August 2024, and it has since received the remaining 2.45 million shares of Series E Preferred Stock (see Note 11).

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

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 271 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 48,058 shares were automatically added to the 2015 Plan in 2024. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of June 30, 2024, 6,693 shares remain available for issuance under the 2015 Plan.

For the three and six months ended June 30, 2024 and 2023, the Company recognized share-based compensation expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of services	$-	$-	$-	$-
Research and development	22,964	47,465	48,820	117,828
General and administrative	345,427	79,208	503,411	185,041
Sales and marketing	-	29,856	4,397	64,782
	$368,391	$156,529	$556,628	$367,651

No income tax benefit for share-based compensation arrangements was recognized in the condensed consolidated statements of operations and comprehensive loss due to the Company’s anticipated net taxable loss position for the year ended December 31, 2024.

The Company did not grant any options during the three and six months ended June 30, 2024. During the three months ended June 30, 2024, 809 options were forfeited, and 2,693 options expired. During the six months ended June 30, 2024, 892 options were forfeited, and 2,781 options expired.

The Company had total stock options to acquire 5,951 shares of common stock outstanding at June 30, 2024 under all of its equity compensation plans.

Restricted stock units

During the three months ended June 30, 2024, the Company granted 40,000 restricted stock units, 40,000 restricted stock units vested, and 2,750 were forfeited. During the six months ended June 30, 2024, the Company granted 61,053 restricted stock units, 61,053 restricted stock units vested, and 4,163 were forfeited. The Company had 4,163 total restricted stock units outstanding at June 30, 2024.

Stock purchase warrants

At June 30, 2024 and December 31, 2023, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2024 (1)	December 31, 2023 (1)
February 2015	$660,000.00	February 2025	3	3
October 2019	$400.00	October 2024	1,770	1,770
October 2019	$520.00	October 2024	1,175	1,175
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.785	(2)	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,095,517	1,095,517

The warrants listed above were issued in connection with various equity, debt, or development contract agreements.

(1)	Warrants to purchase fractional shares of common stock resulting from the reverse stock splits effected on January 5, 2023 and May 20, 2024 were rounded up to the next whole share of common stock on a holder by holder basis.

(2)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. Once exercisable, the warrants will expire on the five-year anniversary of the date of such stockholder approval.

Note 8 – Commitments and Contingencies

Registration and other stockholder rights

In connection with various investment transactions, the Company entered into registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Note 9 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of June 30, 2024 and December 31, 2023:

Lease Classification	June 30, 2024	December 31, 2023
ROU Assets:
Operating	$839,302	$-
Financing	-	138
Total ROU assets	$839,302	$138

Liabilities
Current:
Operating	$160,480	$147,943
Finance	-	280
Noncurrent:
Operating	1,938,571	2,021,616
Finance	-	-
Total lease liabilities	$2,099,051	$2,169,839

Maturities of lease liabilities as of June 30, 2024 by fiscal year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2024 (July to December)	$180,790	$-	$180,790
2025	368,179	-	368,179
2026	378,279	-	378,279
2027	388,682	-	388,682
2028	399,388	-	399,388
Thereafter	1,338,300	-	1,338,300
Total lease payments	3,053,618	-	3,053,618
Less: Interest	(954,567)	-	(954,567)
Present value of lease liabilities	$2,099,051	$-	$2,099,051

Condensed consolidated statements of operations classification of lease costs as of the three and six months ended June 30, 2024 and 2023 are as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating	Operating expenses	$58,496	$171,506	$116,992	$309,303
Finance:
Amortization	Operating expenses	-	838	138	1,667
Interest expense	Other expenses	-	-	-	-
Total lease costs		$58,496	$172,344	$117,130	$310,970

Other lease information as of June 30, 2024 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.7
Finance leases	-
Weighted average discount rate:
Operating leases	10.0%
Finance leases	-%

Supplemental cash flow information as of the six months ended June 30, 2024 and 2023 is as follows:

Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$116,992	$309,303
Finance leases	$-	$-
Cash used in financing activities
Finance leases	$280	$1,682
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$801,321

Note 10 – License agreements, research collaborations and development agreements

Sandoz

In December 2018, Ares Genetics entered into a service frame agreement with Sandoz International GmbH (“Sandoz”) to leverage Ares Genetics’ database on the genetics of antibiotic resistance, ARESdb, and the ARES Technology Platform for Sandoz’ anti-infective portfolio.

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

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurred royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement ranged from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $0 and $2,264 for the three months ended June 30, 2024 and 2023, respectively. The total net royalty expense related to this agreement was $0 and $4,207 for the six months ended June 30, 2024 and 2023, respectively. Following Ares Genetics’ insolvency filing in 2023, the Company will no longer generate licensed product sales or sublicense revenues nor incur royalty expenses related to the Siemens GEAR assets.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). On April 4, 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €0.13 million in milestone payments (“Amendment 1”). The additional deliverables were completed by June 30, 2023. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million (“Amendment 2”). The Company did not recognize any revenues related to the FIND collaboration during the three and six months ended June 30, 2024. The agreement-to-date revenue recognized by the Company related to the FIND collaboration was $0.9 million. Following Curetis’ insolvency filing in 2023, the Company will no longer benefit from this collaboration agreement.

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

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements. Prior to the insolvency filings, Curetis and Ares Genetics had been included in the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, the insolvency administrator for Curetis notified the Company that all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). In April 2024, the insolvency administrator for Ares Genetics notified the Company that all of Ares Genetics’ assets were sold to bioMerieux S.A.

On March 25, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. Furthermore, on April 11, 2024, the Company entered into an employment agreement with David E. Lazar. Pursuant to the employment agreement, the Company engaged Mr. Lazar to act as its Chief Executive Officer (“CEO”). On July 31, 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. In connection with the closing of such transaction, Mr. Lazar resigned as a Director and CEO of the Company and agreed to terminate his employment agreement, each as of August 2, 2024. The focus of OpGen going forward under new leadership continues to be on the sale of the Company or the identification of a privately held company to complete a reverse merger or similar strategic transaction.

On April 23, 2024, the Company entered into a letter agreement with Camtech for the sale of certain of the Company’s inventory and customer contracts for its Unyvero products. The transaction was entered into following the prior acquisition by Camtech in April 2024 of the assets from the Company’s subsidiary, Curetis, as part of Curetis’ insolvency proceedings. The purchase price for the transaction is $218,000, and the transaction closed in May 2024. As part of such letter agreement, the Company also offered Camtech the opportunity to purchase its remaining Unyvero inventory and assets for up to an additional $176,000. Until such sale for the remaining inventory is completed, the Company will maintain commercial operations and service support for the Unyvero systems. The foregoing transactions are part of the Company’s planned exit from its Unyvero business, as the Company continues to seek strategic alternatives. Additionally, the sale of Ares Genetics’ related products and services was discontinued during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria.

On May 9, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). The Company’s stockholders voted on three proposals, each of which was described in the Company’s proxy statement for the Special Meeting dated May 9, 2024. The following proposals were voted upon and approved at the Special Meeting: (1) a proposal to (i) approve the issuance to David E. Lazar of the common stock issuable upon the conversion of the Company’s Series E Preferred Stock in excess of applicable beneficial ownership limitations, the issuance of which would result in a “change of control” under the rules of The Nasdaq Capital Market and (ii) approve an amendment of the Certificate of Designation for the Series E Preferred Stock removing such ownership limitations; and (2) a proposal to approve the amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter”), to effect a reverse stock split at a ratio not less than two-to-one and not more than ten-to-one, such ratio and the implementation and timing of such reverse stock split to be determined in the discretion of our Board of Directors. Following the approval of the amendment of the Certificate of Designation, the Company filed the amendment with the Secretary of State of the State of Delaware on May 9, 2024. Except for the removal of the Ownership Limitation, the amendment does not make any other changes to the Certificate of Designation.

On May 16, 2024, the Company announced that it intended to effect a reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock, par value $0.01 per share (the “Common Stock”), at a ratio of 1 post-reverse-split share for every 10 pre-reverse-split shares (the “Reverse Split Ratio”). The Common Stock continues to be traded on The Nasdaq Capital Market under the symbol “OPGN” and began trading on a split-adjusted basis when the markets opened on Monday, May 20, 2024, under a new CUSIP number, 68373L505. The Company filed an Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware on May 17, 2024, and the Reverse Stock Split became effective in accordance with the terms of the Amendment on May 20, 2024 (the “Effective Time”). The Reverse Stock Split impacted all holders of OpGen’s common stock proportionally and did not impact any stockholders’ percentage ownership of common stock (except to the extent the Reverse Stock Split resulted in any stockholder owning a fractional share). No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who were otherwise entitled to receive a fractional share received a whole share in lieu of the fractional share.

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

Results of operations for the three months ended June 30, 2024 and 2023

Revenues

	Three months ended June 30,
	2024	2023
Product sales	$28,000	$439,672
Laboratory services	-	44,003
Collaboration revenue	-	252,462
Total revenue	$28,000	$736,137

Total revenue for the three months ended June 30, 2024 decreased approximately 96% when compared to the same period in 2023. This decrease is primarily attributable to:

●	Product Sales: the decrease of approximately 94% in the 2024 period compared to the 2023 period is primarily attributable to the exclusion of Curetis’ and Ares Genetics’ product sales in the 2024 period following their insolvency filings in November 2023 and the resulting deconsolidation of the subsidiaries as well as the scaling down of operations at the Company while it pursues a strategic transaction;

●	Laboratory Services: the decrease of approximately 100% in the 2024 period compared to the 2023 period is primarily attributable to the discontinuance of Ares Genetics’ related products and services during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria; and

●	Collaboration Revenue: the decrease of approximately 100% in the 2024 period compared to the 2023 period is due to the Company no longer receiving revenues under the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023.

Operating expenses

	Three months ended June 30,
	2024	2023
Cost of products sold	$(41,600)	$714,392
Cost of services	-	204,102
Research and development	22,964	1,388,792
General and administrative	1,568,619	2,425,007
Sales and marketing	25,327	1,160,200
Total operating expenses	$1,575,310	$5,892,493

Our total operating expenses for the three months ended June 30, 2024 decreased approximately 73% when compared to the same period in 2023. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended June 30, 2024 decreased approximately 106% when compared to the same period in 2023. The decrease in cost of products sold aligns with the decrease in product sales during such three-month period of 2024. In addition, cost of products sold was greater in the second quarter of 2023 due to increases in inventory reserves for obsolescence, expirations, and slow-moving inventory, whereas in the second quarter of 2024, all inventory had already been fully reserved, and a portion of the reserve was reversed due to the sale of certain of the Company’s inventory to Camtech;

●	Cost of services: cost of services for the three months ended June 30, 2024 decreased approximately 100% when compared to the same period in 2023. The decrease in cost of services aligns with the decrease in laboratory services and collaboration revenue during such three-month period of 2024, which is due to the sale of Ares Genetics’ business in the first quarter of 2024 and the Company no longer incurring expenses under the collaboration agreement with FIND as a result of the deconsolidation following Ares Genetics’ and Curetis’ insolvency filings in 2023; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 98%, 35%, and 98%, respectively, for the three months ended June 30, 2024 compared to the same period in 2023. The decreases are primarily attributable to the Company no longer including expenses related to Curetis and Ares Genetics in the consolidated figures as a result of the deconsolidation following their insolvency filings in November 2023, and the scaling down of operations at the Company while it pursues a strategic transaction.

Other expense

	Three months ended June 30,
	2024	2023
Interest expense	$(1,079)	$(684,498)
Foreign currency transaction gains (losses)	184	(60,401)
Interest and other income, net	150,658	31,215
Change in fair value of derivative financial instruments	-	42,717
Change in fair value of EIB loan guaranty	(178,802)	-
Total other expense	$(29,039)	$(670,967)

Our total other expense for the three months ended June 30, 2024 decreased when compared to the same period in 2023 primarily due to the Company not recognizing interest expense on the EIB debt for the three months ended June 30, 2024 because, upon deconsolidation of the Company’s subsidiaries in the fourth quarter of 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date.

Results of operations for the six months ended June 30, 2024 and 2023

Revenues

	Six months ended June 30,
	2024	2023
Product sales	$169,373	$850,569
Laboratory services	26,776	65,676
Collaboration revenue	-	733,336
Total revenue	$196,149	$1,649,581

Total revenue for the six months ended June 30, 2024 decreased approximately 88% when compared to the same period in 2023. This decrease is primarily attributable to:

●	Product Sales: the decrease of approximately 80% during the six months ended June 30, 2024 compared to the same period in 2023 is primarily attributable to the exclusion of Curetis’ and Ares Genetics’ product sales in the 2024 period following their insolvency filings in November 2023 and the resulting deconsolidation of the subsidiaries as well as the scaling down of operations at the Company while it pursues a strategic transaction;

●	Laboratory Services: the decrease of approximately 59% during the six months ended June 30, 2024 compared to the same period in 2023 is primarily attributable to the discontinuance of Ares Genetics’ related products and services during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria; and

●	Collaboration Revenue: the decrease of approximately 100% during the six months ended June 30, 2024 compared to the same period in 2023 is due to the Company no longer receiving revenues under the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023.

Operating expenses

	Six months ended June 30,
	2024	2023
Cost of products sold	$31,636	$1,306,770
Cost of services	1,575	332,408
Research and development	48,820	3,201,624
General and administrative	3,252,770	4,848,960
Sales and marketing	153,973	2,186,287
Total operating expenses	$3,488,774	$11,876,049

Our total operating expenses for the six months ended June 30, 2024 decreased approximately 71% when compared to the same period in 2023. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the six months ended June 30, 2024 decreased approximately 98% when compared to the same period in 2023. The decrease in cost of products sold aligns with the decrease in product sales for the first half of 2024. Additionally, cost of products sold was greater in the first half of 2023 due to increases in inventory reserves for obsolescence, expirations, and slow-moving inventory, whereas in the first half of 2024, all inventory had already been fully reserved;

●	Cost of services: cost of services for the six months ended June 30, 2024 decreased approximately 100% when compared to the same period in 2023. The decrease in cost of services aligns with the decrease in laboratory services and collaboration revenue in the first half of 2024, which is due to the sale of Ares Genetics’ business and the Company no longer being a party to the collaboration agreement with FIND as a result of the deconsolidation following Ares Genetics’ and Curetis’ insolvency filings in 2023; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 98%, 33%, and 93%, respectively, for the six months ended June 30, 2024 compared to the same period in 2023. The decreases are primarily attributable to the Company no longer including expenses related to Curetis and Ares Genetics in the consolidated figures as a result of the deconsolidation following their insolvency filings in November 2023, plus the scaling down of operations at the Company while it pursues a strategic transaction.

Other income (expense)

	Six months ended June 30,
	2024	2023
Interest expense	$(1,079)	$(1,301,796)
Foreign currency transaction gains (losses)	465	(152,396)
Interest and other income, net	150,668	61,323
Gain on impairment adjustment	2,079,575	-
Change in fair value of derivative financial instruments	-	55,411
Change in fair value of EIB loan guaranty	(225,386)	-
Total other income (expense)	$2,004,243	$(1,337,458)

Our total other income (expense) for the six months ended June 30, 2024 increased to a net income of $2.0 million from a net expense of $1.3 million in the same period in 2023 primarily due to the Company’s recording of a gain on impairment adjustment of $2.1 million. In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, bringing the balances as of the beginning of the period back to $1,230,332 and $849,243, respectively, following the Company’s identification of a subtenant. In addition, the Company did not recognize interest expense for the six months ended June 30, 2024 because, upon deconsolidation of the Company’s subsidiaries in the fourth quarter of 2023, the Company reclassified the EIB liability from a loan to a loan guaranty which is recorded based on its fair value with changes being recognized as part of net income at each reporting date.

Liquidity and capital resources

As of June 30, 2024, we had cash and cash equivalents of $0.2 million compared to $1.2 million at December 31, 2023. Historically, we have funded our operations primarily through external investor financing arrangements and have raised funds in 2024 and 2023, including:

●	On January 11, 2023, we closed a best-efforts public offering for the purchase of (i) 32,121 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 226,500 shares of common stock, (iii) Series A-1 common warrants to purchase an aggregate of 258,621 shares of common stock, and (iv) Series A-2 common warrants to purchase an aggregate of 258,621 shares of common stock. The offering raised aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million.

●	On May 4, 2023, we closed a best-efforts public offering for the purchase of (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. The offering raised aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million.

●	On October 6, 2023, Curetis received a payment of €0.75 million related to the sale of certain Unyvero A50 systems by Curetis to a strategic partner. Such purchase of systems and payment was made in connection with the negotiation of a potential strategic transaction involving Curetis and the Company’s subsidiary, Ares Genetics, with such strategic partner; however, the potential strategic transaction was unsuccessful.

●	On October 11, 2023, we entered into a Preferred Stock Purchase Agreement with a single investor for 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share, where each share of preferred stock was agreed to sell at a price of $1,000 per share for aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses on November 14, 2023. On December 13, 2023, in coordination with the investor, the Company issued to the investor 250 shares of Series D Preferred Stock in consideration for the partial payment. As of June 30, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The private placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the investor. The Company’s discussions with this investor have ceased.

●	On October 12, 2023, we entered into a warrant inducement agreement with a holder of certain existing warrants to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the holder agreed to exercise for cash their existing warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the existing warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023; however, on October 26, 2023, and subsequently on February 7, 2024, the Company and the holder agreed to initially extend the offer period through December 31, 2023, and later through April 30, 2024. In October 2023, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period.

●	On November 6, 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively. The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The German and Austrian insolvency administrators both successfully completed asset sales of the assets of Curetis and Ares Genetics, but the Company does not anticipate receiving any proceeds from such sales as the proceeds will be allocated amongst each entity’s creditors.

●	On March 25, 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. On July 31, 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. AEI Capital Ltd. funded the remaining $2.45 million in August 2024, and it has since received the remaining 2.45 million shares of Series E Preferred Stock (see Note 11).

Although AEI Capital Ltd., which purchased the rights to the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement, provided the Company with $2.45 million in additional funding through August 15, 2024, the Company believes that current cash will only be sufficient to fund operations into the third quarter of 2024. This has led management to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. In the event the Company does not receive additional funding from AEI Capital Ltd. or other investors or find a strategic transaction partner before or during the third quarter of 2024, the Company will not have sufficient cash flows and liquidity to finance its business operations. Accordingly, in such circumstances, the Company would be compelled to immediately reduce general and administrative expenses until it is able to obtain sufficient financing. If such sufficient financing is not received on a timely basis, the Company would then need to pursue a plan to seek to be acquired by another entity, cease operations and/or seek bankruptcy protection. There can be no assurance that the Company will be able to identify or execute on any of these alternatives on acceptable terms or that any of these alternatives will be successful.

On March 10, 2023, the Company learned that Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, due to the sudden and massive financial collapse of the bank. On March 12, 2023, the Secretary of the Treasury, the chair of the Federal Reserve Board and the chairman of the FDIC released a joint statement related to the FDIC’s resolution of the SVB receivership (the “Statement”). The Statement provided that “[d]epositors will have access to all of their money starting Monday, March 13.” At the time, the Company had most of its cash and cash equivalents held in deposit accounts at SVB, which the Statement said the Company would have access to starting on March 13, 2023. While we regained access to our accounts at Silicon Valley Bank (now a division of First Citizens Bank) and created additional banking relationships to diversify our holdings, future disruptions of financial institutions where we bank or have credit arrangements, or disruptions of the financial services industry in general, could adversely affect our ability to access our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed from a financial institution or bank, our financial position and ability to operate our business will be adversely affected.

Sources and uses of cash

Our principal source of liquidity is from financing activities, including issuances of equity and debt securities. The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$(1,804,262)	$(9,715,206)
Net cash used in investing activities	-	(697,761)
Net cash provided by financing activities	820,553	6,248,090

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of our net loss of $1.3 million and gain on impairment adjustment of $2.1 million, reduced by certain noncash items, including share-based compensation expense of $0.6 million, change in fair value of EIB loan guaranty of $0.2 million, and changes in operating assets and liabilities of $0.7 million. Net cash used in operating activities for the six months ended June 30, 2023 consisted primarily of our net loss of $11.6 million, reduced by certain noncash items, including depreciation and amortization expense of $0.7 million, noncash interest expense of $1.0 million, change in inventory reserve of $0.4 million, and share-based compensation expense of $0.4 million.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023 consisted of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from the issuance of preferred stock in connection with the March 2024 Purchase Agreement with David E. Lazar and proceeds from short term insurance financing, net of payments on the Company’s short term insurance financing and finance lease obligations. Net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds from the issuance of common stock and warrants, net of issuance costs, in connection with the Company’s financings in January and May 2023, partially offset by payments on the Company’s debt with the EIB.

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

As of June 30, 2024, the outstanding borrowings under all tranches were €10.4 million (approximately $11.1 million), including deferred interest payable at maturity of €1.7 million (approximately $1.9 million).

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

On March 25, 2024, in connection with the Company’s entry into the March 2024 Purchase Agreement with David E. Lazar, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the Company will pay a total of $2.0 million of the proceeds anticipated in connection with the March 2024 Purchase Agreement to settle all outstanding debt of the Company to EIB and Curetis. The settlement agreement with EIB will also terminate that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB. As a result of delays to the final closing of the Private Placement, the settlement amounts remain unpaid; however, the Company and the EIB are in ongoing discussions regarding an amendment to such settlement agreements to cure such delays, which the Company anticipates resolving in the third quarter of 2024. Upon termination of the Guarantee and Indemnity Agreement, the Company anticipates recording a gain on extinguishment of debt in excess of $8 million.

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

Off-balance sheet arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, due to the material weakness in our internal control over financial reporting noted in our amended quarterly report on Form 10-Q for the quarter ended March 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2024.

Previously Identified Material Weakness in Internal Control over Financial Reporting

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in the Company’s amended Form 10-Q for the three months ended March 31, 2024, the Company concluded it did not design and maintain effective controls over the completeness and accuracy of the accounting for, and disclosure of, a complex accounting transaction as of March 31, 2024. This material weakness resulted in a material error in the Company’s originally issued unaudited condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Management’s Remediation Efforts for Previously Identified Material Weakness in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, for the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock filed with the Secretary of State of the State of Delaware on May 9, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 14, 2024).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2024).

10.1	Employment Agreement, dated April 11, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

10.2	Letter Agreement, dated April 23, 2024, between OpGen, Inc. and Camtech Pte Ltd (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2024).

10.3	Amendment Agreement, dated May 16, 2024, by and between OpGen, Inc. and the European Investment Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ David E. Lazar
David E. Lazar
President (principal financial officer and principal accounting officer)

Date:	August 19, 2024