Form 10-K
period 2024-12-31
OPGEN INC
filed 2025-08-21
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 001-37367

OPGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23219 Stringtown Road, Suite 300 Clarksburg, MD	20871
(Address of principal executive offices)	(Zip Code)

(240) 813-1260

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	OPGN	OTC Markets Group, Inc.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant June 30, 2024, was $3.3 million (based upon the last reported sale price of $2.58 per share on June 30, 2024), on The Nasdaq Capital Market.

As of August 20, 2025, 10,071,293 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

OPGEN, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Annual Report, we refer to OpGen, Inc. as the “Company”, “OpGen”, “we”, “our” or “us”. All statements, other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “design”, “intend”, “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors”. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;

●	our ability to execute upon and achieve the benefits of the strategic direction under the Company’s new leadership and Board;

●	our ability to identify and realize the benefits of potential strategic transactions;

●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation;

●	the development of a market for our common stock, which is currently quoted on the OTC Expert Market and eligible only for unsolicited quotes, resulting in the absence of market makers for our common stock;

●	if, once we are current in our filings with the U.S. Securities and Exchange Commission, our common stock is traded on a market other than the OTC Expert Market and a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities may have a significant effect on our stock price;

●	our use of proceeds from capital financing transactions;

●	compliance with the U.S. regulations applicable to our business; and

●	our expectations regarding future revenue and expenses.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which it is made. We disclaim any duty to update any of these forward-looking statements after the date of this Annual Report to conform these statements to actual results or revised expectations.

These factors should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to the risk factors described in Part I, Item 1A of this Annual Report. Other risks may be described from time to time in our filings made under the securities laws. New risks may emerge from time to time. It is not possible for our management to predict all risks. All forward-looking statements in this Annual Report speak only as of the date made and are based on our current beliefs and expectations. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

iii

PART I

Item 1. Business

Please refer to the Glossary at the end of this Business section for definitions or descriptions of industry, regulatory, and OpGen-specific terms used in this Annual Report.

Overview

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. In April 2020, OpGen completed its business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands. As part of the transaction, the Company acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis”), and certain other assets and liabilities of Curetis GmbH, including all its shares of Ares Genetics GmbH (“Ares Genetics”). From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis and Ares Genetics, developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life-threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs.

In November 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount and scaling down operations at OpGen’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives. In November 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively.

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements and consequently, the subsidiaries were deconsolidated from the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). and all of Ares Genetics’ assets were sold to bioMerieux S.A.

In March 2024, as a result of the Company’s efforts to explore a strategic transaction, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. Furthermore, in April 2024, the Company entered into an employment agreement with David E. Lazar, pursuant to which the Company engaged Mr. Lazar to act as its Chief Executive Officer (“CEO”).

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., a private limited company incorporated under the laws of the British Virgin Islands, which forms part of AEI Capital Group, with groupwide assets under management exceeding $3.0 billion. In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, but he currently maintains a role as President. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024. As of September 30, 2024, no shares of Series E Preferred Stock remain outstanding. Upon conversion, such shares of Series E Preferred Stock resumed the status of authorized but unissued shares of undesignated preferred stock of the Company.

Under the direction of AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities and capital table management.

On January 5, 2023 and May 20, 2024, the Company effected 1-for-20 and 1-for-10 reverse stock splits of its issued and outstanding shares of common stock, respectively. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock splits.

New Business Ventures

Through its wholly-owned subsidiary CapForce, OpGen offers capital market listing sponsorship services to mid-sized growth-stage private companies around the world targeting public market listings with market capitalization values between $1 billion and $10 billion. OpGen, through CapForce, is also pursuing the launch of a next-generation global digital investment banking platform. This platform is designed to support cross-border securities trading, advanced computational model-enabled investment banking advisory and asset management services, and FinTech-enabled cap table management solutions.

Capital Market Listing Sponsorship Services

As part of its strategic focus on capital markets advisory, CapForce offers specialized listing sponsorship and listing consultancy services to mid-sized, growth-stage private companies, with a particular emphasis on issuers based in Asia. These services are designed to support companies pursuing public listings on leading global exchanges, including the New York Stock Exchange (NYSE), NASDAQ, and major Asian securities markets. CapForce’s offerings are particularly tailored for private companies targeting initial public offerings (IPOs) or direct listings with anticipated market capitalizations between $1 billion and $10 billion. CapForce is actively providing listing sponsorship and listing consultancy services to a single client, with the intent to grow this business line.

The listing sponsorship services provided by CapForce are structured to guide client companies through the full lifecycle of the public listing process. Acting as a strategic sponsor, CapForce supports clients in preparing regulatory and financial disclosures, engaging with underwriters and legal advisors, and meeting the corporate governance and compliance standards required by the target exchange. These services are especially critical for Asian-based issuers seeking to access U.S. or international capital markets, where alignment with cross-jurisdictional regulatory expectations and investor standards is essential for a successful listing.

In parallel, CapForce offers comprehensive listing consultancy services focused on enhancing a company’s internal readiness and strategic positioning for entry into public markets. This includes IPO- and listing-readiness assessments, optimization of capital and governance structures, evaluation of internal controls, development of investor relations strategies, and assistance in crafting a compelling equity story. By drawing on its deep understanding of regional market dynamics and global investor expectations, CapForce, with the knowledge and guidance from OpGen’s controlling shareholder, AEI Capital Ltd., helps high-growth companies in Asia and beyond effectively prepare for the operational and reputational demands of being a publicly traded company.

Together, these listing sponsorships and listing consultancy services represent an integrated capital markets advisory solution for private companies seeking to achieve scale and liquidity through public listings. With a strong emphasis on cross-border market access, particularly for Asian issuers targeting listings on the NYSE, NASDAQ, and major Asian exchanges, CapForce is well-positioned to help clients manage listing complexity, mitigate execution risk, and unlock long-term shareholder value. Through its multidisciplinary expertise and global capital markets reach, CapForce, with the knowledge and guidance from OpGen’s controlling shareholder, AEI Capital Ltd., aims to serve as a trusted partner to the next generation of publicly listed market leaders.

Next Generation Global Digital Investment Banking Platform

Cross-Border Securities Trading

As part of its expanding suite of capital markets services, CapForce is developing and plans to offer next-generation cross-border securities trading capabilities through its global digital investment banking platform. This service is designed to provide institutional and qualified investors with seamless access to a wide range of global markets including North America, Asia, and other major international financial centers via a unified, fully digital interface. The platform will support the trading of traditional securities such as equities, as well as select regulated digital assets, enabling a comprehensive and modernized approach to global investing. CapForce will ensure full compliance with all applicable regulatory licensing requirements in each jurisdiction, where required.

The cross-border trading solution offered by CapForce is particularly tailored to meet the needs of market participants in Asia seeking exposure to public markets in the U.S. and other global jurisdictions. By leveraging advanced technology infrastructure, integrated regulatory compliance tools, and secure settlement systems, the platform will reduce friction commonly associated with international trading such as currency conversion, time zone disparities, and fragmented data access. In addition, the platform will support trading and custody of compliant digital asset securities, providing investors with diversified access to emerging blockchain-based financial instruments within a regulated framework. Through this next-generation solution, CapForce aims to democratize capital markets access, bridge traditional and digital asset ecosystems, and empower global investors with efficient, borderless trading capabilities backed by institutional-grade infrastructure.

Advanced Computational Model-Enabled Investment Banking Advisory and Asset Management Services

As a key component of its next-generation global digital investment banking platform, CapForce has finished developing and will offer advanced computational model-enabled investment banking advisory services for both investment banking and asset management. This innovative offering is designed to provide institutional, corporate, and high-net-worth clients with intelligent, algorithmically powered financial guidance spanning capital markets strategy, portfolio construction, risk management, and personalized asset allocation delivered through a fully digital and user-centric interface. By leveraging advanced machine learning models and real-time data analytics, this platform will deliver tailored insights and recommendations aligned with client-specific objectives, market conditions, and risk profiles.

The advanced computational model-enabled investment banking advisory platform is intended to meet the growing demand for accessible, data-informed financial advisory solutions across global markets, particularly among emerging companies and investors in Asia seeking sophisticated financial planning tools at scale. Through the integration of deep-learning algorithms, predictive modeling, and natural language interfaces, CapForce aims to automate and optimize a range of traditionally manual functions within investment banking and asset management such as deal screening, capital structure optimization, scenario analysis, and portfolio rebalancing. In addition to traditional asset classes, the platform will support advisory for digital assets, enabling clients to incorporate regulated crypto-assets and tokenized instruments into their strategies. This advanced computational model-enabled approach aims to enhance decision-making, reduce advisory costs, and increase scalability.

FinTech-enabled Capital Table Management Solutions

As part of its integrated global digital investment banking platform, CapForce will offer FinTech-enabled capital table management solutions tailored specifically for private, growth-stage companies. This service is designed to provide founders, executives, and corporate finance teams with a secure, scalable, and intelligent platform to manage equity ownership, investor records, employee stock option and incentive plans, convertible securities, and other capitalization instruments. With an intuitive user experience and real-time data capabilities, the platform is expected to enhance transparency, accuracy, and governance across all stages of a company’s growth.

The capital table management solution serves as a key entry point into the broader CapForce ecosystem, offering strategic value beyond operational efficiency. By engaging with private companies early in their lifecycle, particularly across Asia and other high-growth regions, CapForce plans to build long-term relationships with future public market participants. As these companies scale and consider liquidity events such as IPOs or direct listings, they will benefit from seamless access to CapForce’s listing sponsorship and listing consultancy services. This integrated approach allows CapForce to support clients from early capitalization through to public market readiness, reinforcing its role as a long-term strategic partner in capital formation and market access.

Market Overview

Asia has emerged as a dynamic region for private company growth, underpinned by a robust pipeline of mid-sized, innovation-driven enterprises poised to access public capital markets. According to Crunchbase, companies in high-growth sectors such as technology, fintech, healthcare, e-commerce, and advanced manufacturing are increasingly reaching scale with valuations above $1 billion. As these issuers mature, many are leveraging initial public offerings (IPOs) and direct listings to capitalize on global investor demand, enhance brand visibility, and support regional or international expansion.

For the six months ended June 30, 2025, the Asia-Pacific region accounted for 74% of global international listings, according to EY Global IPO Trends Q2 2025 (Chan, 2025). Issuers from China, India, Southeast Asia, and South Korea are increasingly targeting major global exchanges, including the NYSE, NASDAQ, the Hong Kong Stock Exchange (HKEX), Singapore Exchange (SGX), and Tokyo Stock Exchange (TSE) to align capital needs with diverse investor bases seeking exposure to high-growth opportunities.

The strategic rationale for companies pursuing listings on U.S. and leading Asian exchanges is multifaceted, supported by deep liquidity, broad investor participation, and tailored regulatory frameworks. U.S. markets (NYSE and NASDAQ) remain highly attractive due to the depth of capital pools and premium valuations afforded to high-growth sectors such as technology and life sciences. Notably, foreign private issuers represented 62% of all IPOs on U.S. exchanges in the first six months of 2025, according to EY Global IPO Trends Q2 2025 (Chan, 2025). Cross-border activity has accelerated; for the three months ended March 31, 2025, Asia-Pacific overseas listings more than doubled year-over-year to 30 deals. According to the U.S.-China Economic and Security Review Commission, from January 1, 2024 through March 31, 2025, 48 Chinese issuers listed on U.S. exchanges, raising $2.1 billion, and as of March 31, 2025, 286 Chinese companies listed in the United States collectively represented $1.1 trillion in market capitalization. Concurrently, Asian exchanges are enhancing competitiveness via proximity to domestic investor bases, acceptance of dual-class share structures, and regulatory reforms aimed at attracting technology-focused issuers. Dual and cross-border listings are increasingly used to mitigate geopolitical and regulatory risk while optimizing access to global capital, fostering a broader ecosystem of legal advisors, underwriters, fintech platforms, and governance consultants.

This momentum is reinforced by growing demand for institutional-grade infrastructure and advisory services that connect local private markets with global public exchanges amid rising complexity in cross-border compliance, investor relations, environmental, social, and governance (ESG) disclosures, and post-listing reporting obligations. According to the Financial Advisory Services Market Report for August 2025, the global market for financial advisory services is expected to be approximately $135 billion in 2025 and is projected to grow at a compound annual rate of roughly 8.7% through 2030, reaching $204 billion by 2030. In parallel, foundational tools cap table management, enhanced equity transparency, and efficient connectivity to international trading venues have become essential for private companies preparing for and executing listings. These structural shifts, combined with supportive macroeconomic conditions (including accommodative monetary policies) and the rapid digitalization of financial services, suggest sustained momentum in public listing activity among Asia-based growth companies, positioning the region as a key driver of global capital-market integration and long-term value creation for issuers and investors alike.

Competition

The competitive landscape for capital markets services targeting private companies in Asia is becoming increasingly sophisticated and fragmented. A growing number of global and regional players are positioning themselves to serve the evolving needs of high-growth Asian enterprises pursuing listings on major public exchanges such as the NYSE, NASDAQ, HKEX, SGX, and TSE. These include traditional investment banks, boutique advisory firms, regional financial institutions, and an emerging class of digital platforms that offer capital raising, equity management, and advisory services in a modular or tech-driven format.

Major global investment banks continue to dominate high-profile IPOs and large-cap listings, leveraging established regulatory relationships, institutional investor networks, and full-service capital markets infrastructure. However, we believe that their high fee structures, selective deal criteria, and focus on later-stage or high-visibility issuers create opportunities for newer entrants to capture underserved segments of the market, particularly mid-sized private companies in Asia that are earlier in their listing journey or require more flexible, technology-enabled support. Regional financial institutions and law firms in Hong Kong, Singapore, and India are also intensifying their focus on pre-listing advisory and dual listings, often combining regulatory insight with deep local market knowledge.

At the same time, fintech-enabled platforms are reshaping competitive dynamics by offering niche services such as digital equity management, automated investor onboarding, and advanced computational model-enabled financial planning. Several well-capitalized startups in Asia and the United States now provide digital cap table solutions, cross-border brokerage access, or model-enabled advisory tools for founders and CFOs preparing for capital events. While many of these platforms operate in silos, a few are beginning to expand into integrated service models similar to those traditionally provided by investment banks, introducing a new class of agile, lower-cost competitors.

To compete effectively in this landscape, we believe any company seeking to grow its client base must overcome several key challenges: (i) building trust with private company founders and boards in a relationship-driven culture; (ii) navigating jurisdiction-specific regulatory environments across multiple Asian markets; and (iii) demonstrating the institutional credibility, technological robustness, and cross-border execution capabilities expected of advisors involved in public listings. Establishing brand recognition, maintaining strong compliance standards, and differentiating through bundled, tech-enabled services will be critical to overcoming these barriers and capturing market share in Asia’s increasingly competitive capital markets ecosystem.

Sales and Marketing

CapForce’s sales and marketing strategy is designed to attract and engage mid-sized, growth-stage private companies across Asia, with a particular emphasis on those preparing for public listings on leading global exchanges such as the NYSE, NASDAQ, HKEX, SGX, TSE, and Euronext. Headquartered in Labuan, Malaysia, CapForce operates at a nexus of Southeast Asia’s dynamic financial and innovation hubs, granting it a competitive advantage in sourcing and engaging with high-growth private enterprises in markets such as Malaysia, Singapore, Indonesia, Thailand, Vietnam, India, and Greater China.

Through its next-generation digital investment banking platform, CapForce plans to offer a full suite of services including listing sponsorship and consultancy, cross-border securities trading, advanced computational model-enabled investment banking advisory, and FinTech-enabled capital table management solutions. We expect that CapForce will provide a compelling value proposition to emerging market leaders seeking scalable, cross-border capital market access. The marketing and sales strategy will focus on early engagement, positioning CapForce as a long-term partner from pre-listing planning to post-listing support.

The go-to-market approach will be anchored on three strategic pillars:

1.	Leveraging the Pre-Existing Network of AEI Capital Ltd.: CapForce plans to actively utilize the regional and global relationship networks of AEI Capital Ltd., the Company’s controlling stockholder, to identify high-quality prospective clients. This includes deal referrals from investment partners, corporate advisory firms, legal and accounting networks, and board-level executives. AEI Capital Ltd.’s footprint in Asia and its track record in facilitating cross-border financial transactions provide valuable entry points into private company ecosystems across Malaysia and beyond. By focusing on high-value introductions from established financial intermediaries, CapForce minimizes outreach risks and accelerates engagement with listing-ready enterprises.

2.	Strategic Partnerships Across Southeast and East Asia: CapForce will develop and strengthen partnerships with regional venture capital and private equity firms, corporate law firms, accounting and compliance specialists, accelerators, and startup platforms across ASEAN, India, and North Asia. These partnerships will act as trusted distribution and origination channels, particularly for capital table management and listing-readiness services. Such partnerships will enhance market intelligence, regulatory alignment, and geographic coverage-important factors in maintaining a competitive edge in fragmented emerging markets. Co-branded education initiatives, investor roundtables, and exclusive advisory engagements will reinforce CapForce’s credibility as a full-cycle capital markets partner.

3.	Localized Digital Marketing and Thought Leadership: CapForce will deploy a regionally localized digital marketing strategy. This will involve publishing white papers on IPO and listing trends, hosting webinars with exchange representatives and advisors, and targeted digital campaigns via LinkedIn, email, and professional platforms. CapForce’s presence within the growing Asian fintech innovation region will also support its visibility through its participation in capital markets events, fintech summits, and regulatory forums.

Additionally, CapForce will actively build brand presence and educational leadership by sponsoring or speaking at key industry events across Malaysia, Singapore, Jakarta, Mumbai, Hong Kong, and Seoul. These events will help raise awareness of evolving cross-border listing opportunities and the role of digital infrastructure in modern investment banking, while promoting investor confidence in CapForce’s domain expertise and regulatory familiarity.

By combining its Kuala Lumpur-based operational hub, the relationship strength of AEI Capital Ltd., and deep integration with regional capital markets ecosystems, CapForce is well-positioned to attract and retain a robust client base of high-growth Asian private companies as they prepare to enter global public markets.

Sales Process

CapForce’s sales process is structured to align with its core service offerings and its strategic focus on engaging mid-sized, growth-stage private companies across Asia that are actively preparing for listings on major U.S. and Asian stock exchanges. The process is structured around a consultative engagement model, enabling CapForce to deliver tailored, multi-phase solutions that adapt to each client’s unique stage of maturity, regulatory environment, and strategic objectives.

For its listing sponsorship and consultancy services, CapForce will be identifying and qualifying prospective clients, typically companies with valuations between $1 billion and $10 billion through its network of venture capital firms, legal advisors, and financial intermediaries. The process begins with discovery sessions to assess listing readiness, followed by customized proposals outlining advisory support for exchange selection, regulatory compliance, and governance preparation. Engagements are formalized through defined scopes of work and executed in alignment with clients’ listing timelines. Clients will receive bespoke advisory scopes that integrate cross-border regulatory strategy, market positioning, and operational preparation for listing. This front-loaded, strategic approach helps differentiate CapForce from transactional advisors by fostering deeper alignment with long-term client outcomes and de-risking the public market transition.

In its cross-border securities trading services, CapForce will target institutional investors, qualified high-net-worth individuals, and listed issuers seeking seamless access to global public markets. Clients are acquired through direct outreach, digital campaigns, and referrals from regional partners. Following onboarding and regulatory compliance (including KYC/AML protocols), clients will be provided access to a secure, multilingual trading platform offering real-time access to U.S. and Asian exchanges. Relationship management continues post-onboarding to support ongoing trading needs. By integrating compliance, execution, and custody into a single interface, CapForce expects to reduce operational friction and enhance client retention through superior user experience and trading efficiency. The global and digital nature of CapForce’s platform will support scalable customer acquisition with high operating leverage, contributing to margin expansion as user volume increases.

The sales process for the advanced computational model-enabled investment banking advisory and asset management services will focus on engaging corporate executives and investors interested in data-driven, automated financial guidance. Prospective clients will be introduced to the platform through digital content, live demonstrations, and trial access. Upon onboarding, the AI modules offer personalized financial modeling, portfolio construction, and scenario analysis tailored to pre-listing planning and post-listing strategy. Paid subscriptions or advisory retainers follow successful trials, with opportunities for cross-selling additional services as client needs evolve.

For CapForce’s FinTech-enabled capital table management solutions, the sales process will emphasize early engagement with private companies navigating complex equity structures. Leads will be sourced through partnerships with accelerators, law firms, and venture investors. After a gap assessment and product demonstration, clients will be onboarded to the digital platform with customized setup support and training. This service is anticipated to serve as a key entry point into CapForce’s broader ecosystem, positioning clients for future use of listing consultancy and advisory solutions as they progress toward a public listing.

Across all verticals, CapForce will maintain a centralized relationship management infrastructure to support client engagement, post-onboarding support, and cross-sale initiatives. This full-lifecycle model will enable CapForce to convert one-time advisory engagements into sustained, multi-product relationships, enhancing both client value and revenue predictability.

Intellectual Property

The development and ongoing operation of CapForce’s next-generation global digital investment banking platform and community-focused cross-border stock trading platform are fundamentally underpinned by a robust portfolio of proprietary intellectual property (IP). This IP includes internally developed software code, advanced computational model-enabled investment banking advisory tools, data processing algorithms, user interface frameworks, and integrated compliance and security protocols, all of which collectively support a secure, scalable, and regulatory-compliant digital infrastructure deployed across Asia and other international markets, providing what the Company believes is a significant competitive advantage in the rapidly evolving FinTech landscape.

CapForce’s platform ecosystem comprises three distinct yet interconnected components:

1.	a community-focused cross-border stock trading platform;

2.	a FinTech-enabled capital table management solution; and

3.	an advanced computational model-enabled investment banking advisory and wealth management platform, which also supports public listing sponsorship.

Each of these platforms involves distinct intellectual property elements. The cross-border trading platform incorporates proprietary matching engines, sophisticated order-routing algorithms, robust multi-currency transaction processing modules, and advanced regulatory compliance engines that integrate with regional financial market infrastructures, ensuring high-speed execution, optimized liquidity, and strict adherence to varied international trading regulations. Our custom-developed APIs enable secure connectivity with global broker-dealers, custodians, and clearing systems while maintaining full auditability and data sovereignty compliance.

The cap table management platform relies on purpose-built software engineered to securely model and manage complex ownership structures, equity issuances, vesting schedules, shareholder permissions, and comprehensive investor dashboards. The inherently sensitive nature of financial ownership data necessitates rigorous IP protection around these systems, ensuring unwavering data integrity, confidentiality, and compliance. This component requires IP related to advanced role-based access control systems, dynamic scenario modeling (e.g., dilution, conversion events), and sophisticated localization frameworks to accommodate jurisdiction-specific legal and regulatory nuances across various Asian markets.

The advanced computational model-enabled investment banking advisory platform will be integrating advanced machine learning and rule-based logic engines to automate financial forecasting, portfolio optimization, valuation benchmarking, and listing-readiness analysis. Proprietary AI models trained on historical IPO and listing data, regional financial disclosures, and real-time market signals enable personalized investment banking and asset management recommendations for both issuers and investors. The IP is embedded in the natural language processing (NLP) engines, data aggregation frameworks, AI explainability modules, and risk modeling techniques used to power the advisory workflows.

To effectively protect these innovations and maintain our competitive position, CapForce employs a comprehensive intellectual property strategy. This strategy leverages a combination of copyrights for our proprietary software code, user interface frameworks, and content; and trade secrets to safeguard our core algorithms, AI models, and confidential operational methodologies. In addition, the Company will evaluate strategic opportunities to pursue patent protection for its IP. Meanwhile, CapForce is in the process of establishing strong data governance, cybersecurity, and infrastructure control policies to safeguard intellectual property and ensure continuity across its multi-jurisdictional platform operations. Furthermore, the Company plans to implement stringent internal controls, including confidentiality and intellectual property assignment agreements with employees and third-party partners, and intends to actively monitor for unauthorized use or infringement of our valuable IP assets.

Regulation

As CapForce expands its digital investment banking and cross-border trading services across Asia and other global markets, it is subject to a broad range of regulatory frameworks. These cover securities laws, financial advisory standards, data protection, anti-money laundering, technology governance, and tax reporting. CapForce has implemented compliance practices and internal controls to ensure adherence to all applicable laws in the jurisdictions in which it operates or serves clients.

Securities and Capital Markets Regulation

CapForce’s listing sponsorship, cross-border trading, and advisory activities are subject to securities regulations in key markets, including the United States (SEC and FINRA), Hong Kong (SFC), Singapore (MAS), and Malaysia (SC and Bursa Malaysia). Where licensing is required, CapForce either partners with licensed entities or limits its activities to unregulated functions, such as underwriting or market-making. With regard to public listing advisory services, CapForce must comply with any exchange-specific requirements.

Investment Advisory and Model-Enabled Advisory Regulation

The advanced computational model-enabled investment banking advisory platform offered by CapForce may be subject to investment advisory regulations in markets such as the U.S., Singapore, and Hong Kong. Jurisdictions like the United States (under the Investment Advisers Act of 1940), Singapore (under the Securities and Futures Act), and Hong Kong (under Type 4/9 activities) define advisory services broadly, particularly when personalized or automated investment recommendations are involved. To remain compliant, CapForce evaluates the legal treatment of its model-enabled advisory features within each jurisdiction. Where licensing is required, it will collaborate with licensed partners or restrict its services to educational or general guidance functions that fall outside regulated advice. CapForce’s model-enabled advisory modules are designed with transparency and explainability to support investor education, and appropriate disclosures are provided to users to clarify the scope of any non-licensed activities.

Data Privacy and Cross-Border Data Transfers

CapForce processes user, investor, and issuer data across multiple jurisdictions and is therefore subject to data privacy laws such as the EU’s General Data Protection Regulation (GDPR), Malaysia’s Personal Data Protection Act (PDPA), Singapore’s PDPA, India’s Digital Personal Data Protection Act, and China’s Personal Information Protection Law (PIPL). To comply with these requirements, CapForce implements data protection measures including data encryption, role-based access controls, user consent protocols, and secure storage. Where data transfers cross jurisdictional borders, CapForce relies on legal mechanisms such as Standard Contractual Clauses (SCCs) or ASEAN Model Contractual Clauses (MCCs) to ensure compliance with local data residency requirements, where applicable. CapForce’s data handling and governance policies are continuously reviewed and updated to remain compliant with evolving regional requirements.

Anti-Money Laundering (AML) and Know Your Customer (KYC)

AML and KYC obligations are central to CapForce’s trading platform and client onboarding processes, especially given its cross-border focus. CapForce adheres to standards outlined by the Financial Action Task Force (FATF), and where applicable, the jurisdiction-specific AML/KYC requirements enforced in Malaysia by Bank Negara Malaysia, FinCEN in the U.S., MAS in Singapore, and HKMA in Hong Kong. To meet these obligations, CapForce has implemented a combination of automated and manual due diligence procedures. These include identity verification through KYC systems, ongoing monitoring of transactional behavior, sanctions screening, and risk profiling. CapForce’s compliance program is designed to detect and report suspicious activities and to support safe and transparent financial operations across jurisdictions.

Cybersecurity and Operational Resilience

CapForce’s platforms are subject to regulatory expectations for cybersecurity and operational risk management, including guidelines from MAS (Technology Risk Management Guidelines), HKMA (Cybersecurity Fortification Initiative), and comparable frameworks in the U.S. and other Asian markets. In response, CapForce outsourced the development of a comprehensive cybersecurity and IT governance program. This includes multi-layered security architecture, encryption of sensitive data, multi-factor authentication, intrusion detection systems, disaster recovery protocols, and periodic penetration testing. CapForce maintains operational continuity and incident response plans, which are regularly tested to ensure resilience. These policies are aligned with industry best practices and are regularly reviewed to remain current with evolving regulatory expectations.

Intellectual Property and Software Licensing Compliance

CapForce’s platforms rely on proprietary software code, AI models, and integration with select third-party tools, requiring adherence to intellectual property laws and software licensing terms. All software and algorithms developed in-house are protected through internal controls, and any use of third-party components, whether commercial or open-source, is subject to legal review. Intellectual property governance also includes version control, restricted access to source code, and IP ownership tracking across development cycles.

Taxation and Regulatory Reporting

CapForce’s cross-border operations give rise to taxation and financial reporting obligations in multiple jurisdictions. These include corporate income tax, indirect taxes (such as VAT or GST), and international reporting requirements under the OECD’s Base Erosion and Profit Shifting (BEPS) framework, the Foreign Account Tax Compliance Act (FATCA), and the Common Reporting Standard (CRS). To ensure compliance, CapForce works with international tax consultants and legal advisors to maintain accurate reporting, appropriate transfer pricing documentation, and timely tax filings in all relevant jurisdictions. Internal finance systems are designed to capture and categorize transactions efficiently, enabling accurate reporting to tax authorities and regulators.

Human Capital Resources

As of December 31, 2024, we employed 1 full-time employee, located in the United States, and 3 fractional consultants in Malaysia. Our U.S.-based employee works remotely and primarily supports the Company’s accounting, finance, and corporate administration functions, while our Malaysia-based team supports a broader range of core activities, including business development, technology and platform development, client engagement, legal, operations, and IT infrastructure.

Our ability to deliver digital investment banking and cross-border capital market solutions at scale depends on attracting, developing, and retaining skilled professionals across multiple disciplines, including financial technology, software engineering, investment advisory, regulatory compliance, and strategic consulting. In a competitive global talent market, particularly within financial services and technology, we recognize that the strength of our human capital is fundamental to executing our strategy and achieving long-term growth. To that end, we continue to invest in comprehensive human capital management practices designed to promote performance, innovation, and employee wellbeing.

Culture

We are committed to building and sustaining a high-performance, mission-driven culture characterized by accountability, agility, and innovation. We aim to operate in a collaborative and entrepreneurial environment, with shared values centered around client success, technological excellence, and market integrity. We actively foster a workplace culture that supports diversity of thought, inclusivity, and international collaboration between our U.S. and Malaysian teams. We promote open communication, mutual respect, and continuous improvement across all areas of the business.

Compensation and Equity Incentives

To attract and retain top-tier talent, we offer market-competitive base salaries and a range of performance-linked incentives. These include annual bonuses aligned with individual and company objectives, as well as long-term equity compensation in the form of restricted stock units (RSUs) and stock options. We believe equity ownership aligns the interests of our employees with those of our shareholders and reinforces a long-term ownership mindset.

Training, Development, and Career Growth

We aim to invest in our employees’ growth and development through a combination of formal training programs, mentorship initiatives, and on-the-job learning opportunities. This includes internal knowledge-sharing sessions, access to professional development resources, and cross-border collaboration between our offices. We also provide support for continuing education and professional certifications relevant to our sector, including finance, technology, and compliance domains.

Workplace Culture and Inclusion

We are proud of the diverse backgrounds and perspectives represented across our team. As a cross-border organization with employees in both the U.S. and Malaysia, we actively promote inclusion, equal opportunity, and multicultural engagement. Our hiring and development practices are designed to be merit-based, free from discrimination, and supportive of a diverse workforce reflective of the global markets we serve.

Health, Wellness, and Work-Life Balance

We recognize that employee wellbeing is essential to long-term organizational success. We support our team’s physical health, mental wellness, and work-life balance through flexible remote work arrangements, comprehensive paid time off policies, and regular wellbeing check-ins. In addition, we benchmark our healthcare offerings annually to ensure they remain competitive and responsive to employee needs. We continue to prioritize mental health awareness and wellness communication through internal channels.

Employee Engagement and Communication

We maintain frequent communication with our employees through team meetings, performance reviews, and internal updates. Employee feedback is encouraged and incorporated into decision-making processes where appropriate. Regular engagement initiatives, both virtual and in-person, help strengthen team cohesion and alignment with the Company’s mission and goals.

Glossary

The following industry, regulatory and OpGen-specific terms are used throughout this Annual Report:

“AML” means anti-money laundering.

“Annual Report” means this Annual Report on Form 10-K.

“EIB” means European Investment Bank.

“FATCA” means Foreign Account Tax Compliance.

“FATF” means Financial Action Task Force.

“FINRA” means the U.S. Financial Industry Regulatory Authority.

“GDPR” means the European Union’s General Data Protection Regulation.

“HKEX” means Hong Kong Stock Exchange.

“IPO” means initial public offering.

“KYC” means Know Your Customer.

“MAS” means Monetary Authority of Singapore.

“NOL” means net operating loss.

“NYSE” means New York Stock Exchange.

“PDPA” means Malaysia’s Personal Data Protection Act.

“PIPL” means China’s Personal Information Protection Law.

“SC” means Securities Commission Malaysia.

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“SFC” means the Hong Kong Securities and Futures Commission.

“SGX” means Singapore Exchange.

“TSE” means Tokyo Stock Exchange.

Available Information

We maintain a website at www.opgen.com. Our Code of Conduct is available on our website. We are not incorporating our website into this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as practicable after electronic filing of such material with, or furnishing it to, the SEC. This information may be read at the SEC website at http://www.sec.gov.

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

Risks Related to Our Business

We are a new entrant in our industry and have limited operating experience, which may limit our ability to execute effectively.

We are repositioning our business and are still in the early stages of developing our operations in this sector. Our limited operating history can make it difficult for investors to assess our prospects. We may face unforeseen challenges in adapting to market dynamics, executing our business model, and establishing our presence, which could adversely affect our results of operations and financial condition.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

We are repositioning into a new industry and working to grow our business. This repositioning and expansion increase the complexity of our business and has placed, and will continue to place, strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Our ability to manage our transition and growth effectively including navigating unfamiliar market dynamics and competitive pressures in the new industry and integrating new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands will require the hiring of additional management and operational personnel. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the transition or growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations. Failure to successfully adapt to the demands of the new industry and effectively scale our operations could jeopardize our market position and long-term viability.

We have a history of losses and uncertain future profitability due to business repositioning.

We have incurred significant net losses since our inception and, although we generated revenue during the current reporting period, we cannot assure you that we will achieve or sustain profitability in the future. We are currently undergoing a strategic repositioning of our business, and our long-term success depends on our ability to effectively implement and adapt this evolving strategy in a dynamic and competitive market. This repositioning involves uncertainties related to operational changes, market adoption, and execution risks, and we may not realize the intended benefits or efficiencies. As a result, we may continue to experience operating losses, and we cannot guarantee that our business model will succeed or that we will achieve positive financial results.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends in part on the service of our senior management team as well as key technical employees and other highly skilled personnel, and on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In order to effectively execute our strategy, we will need to hire employees for various roles in the development, operations, sales, and compliance parts of our business. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

Our concentration of revenues from one client contract may have a material adverse effect on our financial condition and results of operations.

We currently derive a substantial amount of our total revenue through one client contract. If we are unable to identify additional clients, or if our client fails to fulfill its obligations to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

There is a concentration of ownership of our common stock by AEI Capital Ltd., or AEI, and AEI may exert substantial influence over the Company’s business, and the interest of AEI may conflict with those interests of other stockholders.

AEI and its affiliates own approximately 75.9% of our outstanding common stock. AEI has appointed 5 directors to the board. Based on AEI’s representation on the board and ownership position, AEI is able to exert substantial influence over the Company’s business. Additionally, the interests of AEI may be different from or conflict with the interests of the other stockholders. This concentration of voting power with AEI could delay, defer, or prevent a change of control, entrench management and the board, or delay or prevent a merger, consolidation, takeover, or other business combination involving the Company on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between the Company, on the one hand, and AEI, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data. We also store sensitive intellectual property and other proprietary business information, including that of our customers. We will manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including commercial information and business and financial information. We face four primary risks in relation to protecting this critical information: loss of access risk, unauthorized disclosure risk, unauthorized modification risk and the risk of our being unable to identify and audit our controls over the first three risks.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, phishing attempts, ransomware attacks or other attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure or modification of confidential information. The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we will devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other disruptions. Any such incident could result in substantial remediation costs, reputational damage, loss of competitive advantage, adverse regulatory actions, significant fines, litigation, and ultimately, a material adverse effect on company’s business, financial condition, and results of operations.

A security breach or privacy violation that leads to disclosure or modification of or prevents access to consumer information could harm our reputation, compel us to comply with disparate state breach notification laws, require us to verify the correctness of database contents and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm, as described above.

Any such breach or interruption could compromise our networks, and the information stored there could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to collect, process, and prepare Company financial information as well as manage the administrative aspects of our business, all of which could adversely affect our business.

In addition, the interpretation and application of consumer, privacy and data protection laws in the United States and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

Systems failures and resulting interruptions in the availability of our platform or offerings could adversely affect our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware or other events. Our systems also may be subject to break-ins, sabotage, theft and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all our losses that may result from interruptions in our service as a result of systems failures and similar events.

We have not experienced any system failures or other events or conditions that have interrupted the availability or reduced or effected the speed or functionality of our offerings. These events, were they to occur in the future, could adversely affect our business, reputation, results of operations and financial condition.

The successful operation of our business depends upon the performance and reliability of Internet, mobile, and other infrastructures that are not under our control.

Our business depends on the performance and reliability of Internet, mobile and other infrastructures that are not under our control. Disruptions in Internet infrastructure or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our services and offerings could interfere with the speed and availability of our platform. If our platform is unavailable when platform users attempt to access it, or if our platform does not load as quickly as platform users expect, platform users may not return to our platform as often in the future, or at all, and may use our competitors’ products or offerings more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile Internet access fees or other charges to Internet users increase, consumer traffic may decrease, which may in turn cause our revenue to significantly decrease.

We are subject to risks with respect to counterparties, and failure of such counterparties to meet their obligations could cause us to suffer losses or negatively impact our results of operations and cash flows.

We enter into various contracts that are material to the operation of our business that subject us to counterparty risks. The ability and willingness of our counterparties to perform their obligations under any contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of such counterparty’s industry and the overall financial condition of the counterparty. A prolonged period of difficult industry conditions could lead to changes in a counterparty’s liquidity and increase our exposure to counterparty risk. If our counterparties are unable or unwilling to perform, it could negatively impact our results of operations and cash flows.

Risks Related to Our Securities and Public Company Status

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. While no material weaknesses in our internal control over financial reporting as of the date of this filing have been identified, we cannot assure you that material weaknesses will not be identified in the future.

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

During 2024, the market price of our common stock fluctuated from a low of $0.60 per share to a high of $7.80 per share, and our stock price continues to fluctuate. The market price and trading volume of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

Further, the stock market in general has recently experienced extreme price and volume fluctuations. The volatility of our common stock is further exacerbated due to its low trading volume. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of your investment.

There is presently no active market for our common stock, which is currently on the OTC Expert Market, which may make it difficult for investors to buy or sell our stock.

Our common stock is currently on the OTC Markets Group Expert Market. As such, our common stock is not eligible for proprietary broker-dealer quotations. All quotes in our stock reflect unsolicited customer orders. Such stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Quotations in Expert Market securities are restricted from public viewing. As a result of our stock being on the Expert Market, there are no market makers in our common stock and, unless you are a broker or are an expert, you will not be able to obtain a quote for our common stock. Accordingly, there is no trading market for our common stock. Even if a market for our common stock develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, if a market develops, it is likely that there will not be any significant float, with the result that the reported bid and ask prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares. We expect that our common stock will remain on the Expert Market as long as we are delinquent in our SEC filings, although we can give no assurance that we will cease to be on the Expert Market once we are current in our filings.

The market price of our Common Stock is likely to be highly volatile and you could lose all or part of your investment in our securities.

There is limited trading activity for our Common Stock in the OTC market. An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. Even with the commencement of trading of our Common Stock on the OTC market, the market price of our Common Stock is likely to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business, and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our Common Stock to change, regardless of our operating performance.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our shares of common stock, which could depress the price of our shares of common stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that the investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, if our shares of common stock become speculative low-priced securities, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our shares of common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

The exercise of outstanding common stock purchase warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of December 31, 2024, we had outstanding warrants to acquire a total of 1,092,572 shares of our common stock, and stock options to purchase 138 shares of our common stock. A significant number of such warrants have exercise prices above our common stock’s recent trading prices; however, the holders have the right to effect a cashless exercise of such warrants. If a significant number of such warrants and stock options are exercised by the holders, whether through cash or cashless exercises, the percentage of our common stock owned by our existing stockholders will be diluted.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, instability in inflation in U.S. and foreign markets, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between (i) Russia and Ukraine and (ii) Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including instability in inflation. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price.

We may be subject to litigation or government investigations for a variety of claims, which could adversely affect our operating results, harm our reputation, or otherwise negatively impact our business.

We may be subject to litigation or government investigations. These may include claims, lawsuits, and proceedings involving securities laws, fraud and abuse, product liability, labor and employment, wage and hour, commercial and other matters. Any such litigation or investigations could result in substantial costs and a diversion of management’s resources and attention. In addition, any adverse determination could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Under the direction of AEI Capital Ltd., the Company has strategically repositioned itself and established a wholly-owned subsidiary, CapForce, which has launched a new business offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry with a focus on developing and supporting advanced digital investment banking activities, cross-border securities trading, advanced computational model-enabled investment banking advisory, asset management services, and FinTech-enabled capital table management. As part of this plan, risk management processes have been implemented to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes an assessment of vendors during the selection/onboarding process and a review of SOC 1 reports on an annual basis and other relevant security attestations, where applicable.

In addition, CapForce will be maintaining policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. CapForce partners with industry recognized IT providers, leveraging third-party technology and expertise. These third-party service providers are a key part of CapForce’s current cybersecurity risk management and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols and critical data backups. Our outsourced information technology consultants conduct proactive patching and monitoring of all of our existing systems and have implemented systems and procedures to mitigate cybersecurity risks that we believe are appropriate for a company of our size, stage of growth and financial condition. In addition, we carry insurance with coverage for cyber events that we believe is suitable for a company of our size, stage of growth and financial condition.

Governance

Management is responsible for the day-to-day management of the risks we face, while our Board of Directors and Audit Committee has responsibility for the oversight of risk management, including risks from cybersecurity threats. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. The Board of Directors has delegated to the Audit Committee of the Board of Directors the responsibility for the oversight of information technology, including cybersecurity risks. Members of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, emerging threat landscape and new cyber risks, and provide updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and we work to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the OTC Markets since August 2024. Prior to such time, our common stock traded on The Nasdaq Capital Market under the symbol “OPGN” since May 5, 2015. Prior to May 5, 2015, there was no public market for our common stock.

Stockholder Information

As of August 20, 2025, there were approximately 37 stockholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

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

Overview

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. In April 2020, OpGen completed its business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands. As part of the transaction, the Company acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis”), and certain other assets and liabilities of Curetis GmbH, including all its shares of Ares Genetics GmbH (“Ares Genetics”). From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis and Ares Genetics, developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life-threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs.

In November 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount and scaling down operations at OpGen’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives. In November 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively.

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements and consequently the subsidiaries were deconsolidated from the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). and all of Ares Genetics’ assets were sold to bioMerieux S.A.

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

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, but he currently maintains a role as President. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024. As of September 30, 2024, no shares of Series E Preferred Stock remain outstanding. Upon conversion, such shares of Series E Preferred Stock resumed the status of authorized but unissued shares of undesignated preferred stock of the Company.

Under the direction of AEI Capital Ltd., the Company has continued scaling down legacy operations. The Company has repositioned itself and established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce”), which has launched a new business offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities, cross border securities trading, advanced computational model-enabled investment banking advisory, asset management services, and FinTech-enabled capital table management.

On January 5, 2023 and May 20, 2024, the Company effected 1-for-20 and 1-for-10 reverse stock splits of its issued and outstanding shares of common stock, respectively. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock splits.

Financing Transactions

Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but going forward, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital Ltd. The following financing transactions took place during 2023 and 2024:

●	In January 2023, we closed a best-efforts public offering for the purchase of (i) 32,121 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 226,500 shares of common stock, (iii) Series A-1 common warrants to purchase an aggregate of 258,621 shares of common stock, and (iv) Series A-2 common warrants to purchase an aggregate of 258,621 shares of common stock. The offering raised aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million.

●	In May 2023, we closed a best-efforts public offering for the purchase of (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. The offering raised aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million.

●	In October 2023, Curetis received a payment of €0.75 million related to the sale of certain Unyvero A50 systems by Curetis to a strategic partner. Such purchase of systems and payment was made in connection with the negotiation of a potential strategic transaction involving Curetis and the Company’s subsidiary, Ares Genetics, with such strategic partner; however, the potential strategic transaction was unsuccessful.

●	In October 2023, we entered into a Preferred Stock Purchase Agreement with a single investor for 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share, where each share of preferred stock was agreed to sell at a price of $1,000 per share for aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses in November 2023. In December 2023, in coordination with the investor, the Company issued 250 shares of Series D Preferred Stock to the investor in consideration for the partial payment. As of December 31, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The private placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the investor. The Company’s discussions with this investor have ceased.

●	In October 2023, we entered into a warrant inducement agreement with a holder of certain existing warrants to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the holder agreed to exercise for cash their existing warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the existing warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023; however, on October 26, 2023, and subsequently on February 7, 2024, the Company and the holder agreed to initially extend the offer period through December 31, 2023, and later through April 30, 2024. In October 2023, the holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period.

●	In November 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively. The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The German and Austrian insolvency administrators both successfully completed asset sales of the assets of Curetis and Ares Genetics, but the Company does not anticipate receiving any proceeds from such sales as the proceeds will be allocated amongst each entity’s creditors.

●	In March 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In March 2024, Mr. Lazar paid $200,000 at the initial closing in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $350,000 in exchange for an additional 350,000 shares of Series E Preferred Stock in April 2024. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement.

●	In August 2024, we entered into a securities purchase agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., pursuant to which we have the right, in our discretion, to sell to AEI Capital Ltd., at any time prior to September 30, 2024, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $3.0 million. As of September 30, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. In October 2024, we entered into a First Amendment (the “Amendment”) to the securities purchase agreement with AEI Capital Ltd. whereby we were: (1) granted the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the securities purchase agreement; and (2) our ability to sell shares of common stock to AEI Capital Ltd. under the securities purchase agreement was extended until December 31, 2025.

Financial Overview

Revenue

Prior to the repositioning of our business, we generated product revenues from sales of our products, including through our distribution partners, such as our Unyvero instruments and consumables. We also generated revenue from sales by Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services related to services that we and our subsidiaries provided to customers. Lastly, our collaboration revenues consisted of revenue received from research and development collaborations that we entered into with third parties, such as our collaboration agreement with FIND. Following the acquisition of a controlling interest in the Company by AEI Capital Ltd. and the establishment of CapForce as OpGen’s wholly-owned subsidiary, we generate revenues from CapForce’s listing sponsorship and consulting services, and we anticipate generating revenues from CapForce’s other business ventures including cross-border securities trading, advanced computational model-enabled investment banking advisory and asset management services, and FinTech-enabled capital table management solutions via CapForce’s next generation global digital investment banking platform.

Cost of Products, Cost of Services, and Operating Expenses

Prior to the repositioning of our business, our cost of products consisted of product and inventory costs, including materials costs and overhead, and other costs related to the recognition of revenue. Cost of services relates to the material and labor costs associated with providing our services. Research and development expenses consist primarily of expenses incurred in connection with our clinical and pre-clinical research activities. Selling, general and administrative expenses consist of public company costs, salaries, and related costs for administrative, sales, and business development personnel. Following the acquisition of a controlling interest in the Company by AEI Capital Ltd. and the establishment of CapForce as OpGen’s wholly-owned subsidiary, the Company’s cost of sales will primarily be subcontractor and advisor fees and technology infrastructure costs associated with providing our services. Research and development expenses consist of fees to expand and innovate the digital investment banking platform, and selling, general, and administrative expenses continue to consist of public company costs, salaries, and related costs for administrative and business development purposes.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

	Years ended December 31,
	2024	2023
Revenue
Product sales	$169,373	$2,400,053
Laboratory services	26,776	153,719
Listing sponsorship services	5,000,000	-
Collaboration revenue	-	864,548
Total revenue	$5,196,149	$3,418,320

The Company’s total revenue for the year ended December 31, 2024 increased $1.8 million or 52%. This increase is primarily attributable to the recognition of listing sponsorship services revenues in 2024, partially offset by a decrease in product sales, laboratory services, and collaboration revenues as the Company scaled down its legacy operations. The breakdown of total revenues is as follows:

●	Product Sales: the decrease of approximately 93% during the year ended December 31, 2024 compared to the same period in 2023 is primarily attributable to the exclusion of Curetis’ and Ares Genetics’ product sales in the 2024 period following their insolvency filings in November 2023 as well as the scaling down of legacy operations at the Company in connection with the Company repositioning its business;

●	Laboratory Services: the decrease of approximately 83% during the year ended December 31, 2024 compared to the same period in 2023 is primarily attributable to the discontinuance of Ares Genetics’ related products and services during the first quarter of 2024 due to the sale of the Ares Genetics assets to a strategic acquiror by its insolvency administrator in Austria;

●	Listing Sponsorship Service: the increase of 100% during the year ended December 31, 2024 compared to the same period in 2023 is due to the listing sponsorship and consulting services performed by CapForce in the fourth quarter of 2024, when CapForce commenced this new business line; and

●	Collaboration Revenue: the decrease of 100% during the year ended December 31, 2024 compared to the same period in 2023 is due to the Company no longer receiving revenues under the collaboration agreement with FIND as a result of the deconsolidation following Curetis’ insolvency filing in 2023.

Operating expenses

	Years Ended December 31,
	2024	2023
Cost of products sold	$31,636	$3,084,075
Cost of services	1,575	424,939
Research and development	48,820	4,732,851
General and administrative	4,542,025	8,081,664
Sales and marketing	172,238	2,783,268
Loss on deconsolidation of subsidiaries	75,138	12,979,061
Impairment of right-of-use asset	-	849,243
Impairment of property and equipment	-	1,231,874
Total operating expenses	$4,871,432	$34,166,975

The Company’s total operating expenses for the year ended December 31, 2024 decreased 86%, from $34.2 million to $4.9 million, when compared to the same period in 2023. This decrease is primarily attributable to:

●	Cost of products sold: cost of products sold for the year ended December 31, 2024 decreased 99% when compared to the same period in 2023. The decrease in cost of products sold aligns with the decrease in the Company’s legacy, lower margin product sales business during 2024;

●	Cost of services: cost of services for the year ended December 31, 2024 decreased 100% when compared to the same period in 2023. The decrease in cost of services aligns with the decrease in laboratory services and collaboration revenue during 2024, which is due to the sale of Ares Genetics’ business in the first quarter of 2024 as part of Ares Genetics’ insolvency proceedings and the Company no longer collaborating with FIND as a result of the deconsolidation following Ares Genetics’ and Curetis’ insolvency filings in 2023;

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 99%, 44%, and 94%, respectively, for the year ended December 31, 2024 compared to the same period in 2023. The decreases are primarily attributable to the Company no longer including expenses related to Curetis and Ares Genetics in the consolidated figures as a result of the deconsolidation following their insolvency filings in November 2023, and the scaling down of legacy operations at the Company in connection with the Company repositioning its business;

●	Loss on deconsolidation of subsidiaries: loss on deconsolidation of subsidiaries for the year ended December 31, 2024 decreased 99% when compared to the same period in 2023 as the deconsolidation of the Company’s Colombia and Denmark subsidiaries in 2024 was much less significant than the losses incurred by the Company associated with the insolvency filings of Curetis and Ares Genetics in November 2023;

●	Impairment of right-of-use asset: impairment of right-of-use asset for the year ended December 31, 2023 represents the impairment of the Company’s right-of-use lease asset at its Rockville, MD office; and

●	Impairment of property and equipment: impairment of property and equipment for the year ended December 31, 2023 represents the impairment of the Company’s property and equipment at its Rockville, MD office.

Other income (expense)

	Years Ended December 31,
	2024	2023
Interest and other income	$371,444	$142,488
Interest expense	(7,555)	(1,838,933)
Gain on extinguishment of debt	9,738,487	-
Gain on impairment adjustment	2,079,575	-
Gain on settlement of compensation expenses	570,785	-
Change in fair value of EIB loan guaranty	(908,586)	-
Foreign currency transaction gains (losses)	575	(289,306)
Change in fair value of derivative financial instruments	-	65,876
Total other income (expense)	$11,844,725	$(1,919,875)

The Company’s increase in total other income for the year ended December 31, 2024 compared to the same period of 2023 is primarily due to the recognition of a gain on extinguishment of debt of $9.7 million following the Company’s settlement of the EIB loan guaranty in August 2024, the recording of a gain on impairment adjustment of $2.1 million in March 2024 following the Company’s identification of a subtenant for its Rockville, Maryland office, and the recognition of a gain on settlement of compensation expenses of $0.6 million following the Company’s settlement of deferred and accrued compensation and severance expenses with the Company’s former CEO, David E. Lazar. In addition, the Company did not recognize interest expense on the Company’s EIB liability during 2024 because, upon deconsolidation of the Company’s subsidiaries in the fourth quarter of 2023, the Company reclassified the EIB liability from a loan to a loan guaranty, which is recorded based on its fair value with changes being recognized as part of net income (loss) at each reporting date.

Liquidity and Capital Resources

At December 31, 2024, the Company had cash and cash equivalents of $1.3 million compared to $1.2 million at December 31, 2023. The Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but going forward, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital Ltd. The following financing transactions took place during 2023 and 2024:

●	In January 2023, we closed a best-efforts public offering for the purchase of (i) 32,121 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 226,500 shares of common stock, (iii) Series A-1 common warrants to purchase an aggregate of 258,621 shares of common stock, and (iv) Series A-2 common warrants to purchase an aggregate of 258,621 shares of common stock. The offering raised aggregate gross proceeds of approximately $7.5 million before deducting the placement agent’s fees and the offering expenses, and net proceeds of approximately $6.9 million.

●	In May 2023, we closed a best-efforts public offering for the purchase of (i) 60,500 shares of the Company’s common stock, par value $0.01 per share, (ii) pre-funded warrants to purchase up to an aggregate of 389,083 shares of common stock, and (iii) common warrants to purchase up to an aggregate of 449,583 shares of common stock. The offering raised aggregate gross proceeds of approximately $3.5 million and net proceeds of approximately $3.0 million.

●	In October 2023, Curetis received a payment of €0.75 million related to the sale of certain Unyvero A50 systems by Curetis to a strategic partner. Such purchase of systems and payment was made in connection with the negotiation of a potential strategic transaction involving Curetis and the Company’s subsidiary, Ares Genetics, with such strategic partner; however, the potential strategic transaction was unsuccessful.

●	In October 2023, we entered into a Preferred Stock Purchase Agreement with a single investor for 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share, where each share of preferred stock was agreed to sell at a price of $1,000 per share for aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses in November 2023. In December 2023, in coordination with the investor, the Company issued 250 shares of Series D Preferred Stock to the investor in consideration for the partial payment. As of December 31, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The private placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the investor. The Company’s discussions with this investor have ceased.

●	In October 2023, we entered into a warrant inducement agreement with a holder of certain existing warrants to purchase shares of common stock, par value $0.01 per share, of the Company. Pursuant to the Inducement Agreement, the holder agreed to exercise for cash their existing warrants to purchase up to 1,089,274 shares of the Company’s common stock at an exercise price of $7.785 per share, the exercise price per share of the existing warrants, during the period from the date of the Inducement Agreement until 7:30 a.m., Eastern Time, on October 26, 2023; however, on October 26, 2023, and subsequently on February 7, 2024, the Company and the holder agreed to initially extend the offer period through December 31, 2023, and later through April 30, 2024. In October 2023, the Holder exercised 200,000 shares of Common Stock under the existing warrants pursuant to the Inducement Agreement for aggregate gross proceeds to the Company of $2.057 million before deducting financial advisory fees and other expenses payable by the Company. The Holder did not exercise any additional Existing Warrants prior to the termination of the April 30, 2024 extended offer period.

●	In November 2023, Curetis filed a petition for insolvency with the district court of Stuttgart, Germany, and Ares Genetics filed a petition for insolvency with the commercial court in Vienna, Austria, Reference Number 38 S 175/23x. The insolvency proceedings of Curetis and Ares Genetics were adjudicated under the insolvency laws of Germany and Austria, respectively. The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The German and Austrian insolvency administrators both successfully completed asset sales of the assets of Curetis and Ares Genetics, but the Company does not anticipate receiving any proceeds from such sales as the proceeds will be allocated amongst each entity’s creditors.

●	In March 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In March 2024, Mr. Lazar paid $200,000 at the initial closing in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $350,000 in exchange for an additional 350,000 shares of Series E Preferred Stock in April 2024. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement.

●	In August 2024, we entered into a securities purchase agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., pursuant to which we have the right, in our discretion, to sell to AEI Capital Ltd., at any time prior to September 30, 2024, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $3.0 million. As of September 30, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. In October 2024, we entered into a First Amendment (the “Amendment”) to the securities purchase agreement with AEI Capital Ltd. whereby we were: (i) granted the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the securities purchase agreement; and (ii) our ability to sell shares of common stock to AEI Capital Ltd. under the securities purchase agreement was extended until December 31, 2025.

Sources and uses of cash

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Years ended December 31,
	2024	2023
Net cash provided by (used in)
Operating activities	$(4,869,744)	$(14,319,542)
Investing activities	-	(800,412)
Financing activities	5,028,574	8,373,314
Net increase (decrease) in cash and cash equivalents	$158,830	$(6,746,640)

Net cash used in operating activities

Net cash used in operating activities in 2024 consisted primarily of our net income of $12.0 million, adjusted for certain non-cash items, including the change in fair value of the EIB loan guaranty of $10.9 million, the gain on impairment adjustment of $2.1 million, and the net change in operating assets and liabilities of $4.1 million. Net cash used in operating activities in 2023 consisted primarily of our net loss of $32.7 million, adjusted for certain non-cash items, including loss on deconsolidation of subsidiaries of $13.0 million, depreciation and amortization expense of $1.3 million, non-cash interest of $1.7 million, impairment of property and equipment of $1.2 million, impairment of right-of-use asset of $0.8 million, and change in inventory reserve of $0.8 million, partially offset by the net change in operating assets and liabilities of $1.0 million.

Net cash used in investing activities

Net cash used in investing activities in 2023 consisted of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities in 2024 of $5.0 million consisted primarily of proceeds from the issuance of preferred stock in connection with the March 2024 Purchase Agreement with David E. Lazar and, subsequently, AEI Capital Ltd., as assignee from Mr. Lazar of $3.0 million, and proceeds from the issuance of common stock in connection with the August 2024 Securities Purchase Agreement with AEI Capital Ltd. of $2.0 million. Net cash provided by financing activities in 2023 of $8.4 million consisted primarily of net proceeds from the January 2023 Offering of $6.9 million, the May 2023 Offering of $3.0 million, and the October 2023 Warrant Inducement of $2.1 million, partially offset by payments on debt of $3.9 million.

Contractual Commitments

Subsequent to the insolvency filings of Curetis and Ares Genetics in November 2023 and the resulting deconsolidation, and following the Company’s related settlements with EIB and Curetis in August 2024, other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024, the Company has no other material contractual commitments as of December 31, 2024.

Funding requirements

Going forward, our primary use of cash is to fund the Company’s revenue growth and operating expenses, including those costs for general administrative and corporate purposes. Our future funding requirements will depend on the costs associated with repositioning our business and complying with our obligations as a public company. We cannot assure you that additional financing will not be required in the future to support our operations, but we intend to use financing opportunities strategically to continue strengthening our financial position and we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., our controlling shareholder.

Critical Accounting Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States General Accepted Accounting Principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our audited consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, inducement expense related to warrant repricing, stock-based compensation, allowances for credit losses and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

A summary of our significant accounting policies is included in Note 3 of the accompanying audited consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

During the years ended December 31, 2024 and 2023, the Company derived revenues from (i) listing sponsorship and consultancy services, (ii) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel test products, and SARS CoV-2 tests, (iii) providing laboratory services, and (iv) providing collaboration services including funded software arrangements, license arrangements, and the FIND NGO collaboration on our Unyvero A30 platform.

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

Valuation of Inventory

The Company’s inventory is entirely made up of Unyvero system instruments and components.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand is subjective, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Due to the insolvency proceedings and the deconsolidation of Curetis and Ares Genetics in 2023, there is significant uncertainty surrounding the future demand and net realizable value of the Company’s products. As a result of these events, the Company recorded a full reserve against its inventory, resulting in a net carrying value of zero as of December 31, 2024 and December 31, 2023. The total inventory reserves, which equal the gross inventory value, were $1,225,975 and $1,280,805 at December 31, 2024 and 2023, respectively.

Impairment of Long-Lived Assets

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows are done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that its property and equipment, including leasehold improvements and computer and networking equipment, at its Rockville, MD office was impaired due to the Company’s financial condition and the impairment of the Company’s ROU lease asset. As a result, the Company recorded an impairment charge in the amount of $1,231,874. In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment, adjusting the balance as of the beginning of the period to $1,230,332 following the Company’s identification of a subtenant. During the year ended December 31, 2024, the Company determined that its property and equipment was not impaired.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. All the Company’s finite-lived intangible assets with net balances were held by Curetis and Ares Genetics. As a result of the insolvency filings for Curetis and Ares Genetics and the associated deconsolidation of these entities in 2023, the Company does not have any finite-lived or indefinite-lived intangible asset balances as of December 31, 2024.

Share-Based Compensation

Share-based payments to employees, directors and consultants are recognized at fair value. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the option. The estimated fair value of equity instruments issued to non-employees is recorded at fair value on the grant date.

For all time-vesting awards granted, expense is amortized using the straight-line attribution method. For awards that contain a performance condition, expense is amortized using either the straight-line or accelerated attribution method, depending on the vesting structure. Share-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest during the period. The fair value of share-based payments is estimated, on the date of grant, using the Black-Scholes model. Option valuation models, including the Black-Scholes model, require the input of highly subjective estimates and assumptions, and changes in those estimates and assumptions can materially affect the grant-date fair value of an award. These assumptions include the fair value of the underlying award and the expected life of the award.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, the Company did not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control-Integrated Framework (2013).”

Based on this assessment, management has concluded that, as of December 31, 2024, internal control over financial reporting is effective based on these criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers are appointed by the Board and serve until their successors have been elected and qualified or until their earlier resignation or removal by the Board. There are no family relationships among any of the directors and executive officers of the Company. Incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified. No director or executive officer has been involved in any legal proceeding during the past ten years that is material to an evaluation of his or her ability or integrity.

The following table sets forth information regarding the Company’s directors and officers as of the date hereof.

Name	Age	Positions
John Tan Honjian	34	Chairman of the Board and Chief Executive Officer
Mohd Azham Azudin	52	Chief Operating Officer
Ken Lim Zhao Qi	38	Director
Ethan Low Yu Jie	35	Director
Constance Wong Poh Yin	34	Director
Victor Chua Kok Hoe	36	Director

John Tan Honjian brings extensive expertise as a corporate strategist and private equity investor with significant legal experience in local and cross-border corporate mergers and acquisitions, corporate joint ventures and strategic alliances, foreign investment, private equity and venture capital deals, private fund establishment and structuring for private equity funds and venture capital funds, project financing, structuring of investment deals for high net-worth family offices, strategic structuring of business deals, and property transactions for both corporate and individual clients. Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group headquartered in Kuala Lumpur, Malaysia with satellite offices in Singapore and Hong Kong, where he leads the Asia-Pacific-focused private equity investment group with AUM exceeding USD $3.0 billion with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX and NASDAQ. AEI Capital Group received the award of Best Private Equity Firm (East Asia) in Fund Awards 2021 granted by Wealth & Finance International (WFI). Since January 2020, Mr. Tan has served as co-President, Investment Banking Services Group at European Credit Investment Bank Ltd. where he leads its offshore investment banking services group to serve small-mid cap listed companies across Asia Pacific whose capital market needs are still mostly underserved by onshore investment banks and global institutional investors. Mr. Tan has served on the board of directors of various high growth companies across Asia Pacific and acted as the board advisor to various public listed companies across Asia Pacific. Earlier in his career, Mr. Tan specialized in mergers and acquisitions, capital markets and private equity as a common law-qualified cross-border corporate lawyer at Rajah and Tann Singapore LLP, the largest law firm in the ASEAN region, headquartered in Singapore, with affiliate offices in Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Thailand and Vietnam, and founded in 1976. Mr. Tan also served as the regional counsel for a Fortune 100 Company in charge of the ASEAN and South Asia regions. Mr. Tan has received the honor of Global Innovator Award 2018 in Finance and Investment Category by Global SME Alliance, United Nations due to his significant contribution on ASEAN-plus-China One-Belt-One-Road private equity investment thesis. Mr. Tan spoke as a Panel Speaker in the Global SME Summit alongside global leaders such as France’s ex-Prime Minister Mr. Jean-Pierre Raffarin and China’s ex-Vice Premier Mdm. Wu Gui Xian. Mr. Tan completed his Master of Business Administration (MBA) Essentials Programme at the London School of Economics and Political Science (LSE), with an Executive Program completed at the University of Oxford on Blockchain Strategy. He also completed his Postgraduate Executive Programme in Alternative Investments at Harvard University. Based on Mr. Tan’s extensive experience, our Board believes that Mr. Tan has the appropriate set of skills to serve as Chief Executive Officer and Chairman of the Board.

Mohd Azham Azudin has over 25 years of investment experience specifically in private equity, venture capital deals, and corporate advisory, including corporate structuring, finance and mergers and acquisitions. Since March 2023, he has served as Vice President of Group Investments and Corporate Advisory at AEI Capital Ltd. Mr. Azudin retains such role, however, in such capacity, he also serves as the Chief Operating Officer of the Company. Prior to his current role, from September 2022 to January 2023, Mr. Azudin served as the Lead Executioner for the Security Token Offering (“STO”) Division at ATA Global Inc. US. From March 2021 to June 2021, Mr. Azudin was involved in the F&B Fund Framework and Conceptualization Paper at Articulate Fusion Sdn. Bhd. Mr. Azudin served as Vice President in Private Equity Investments at Malaysian Development Bank’s Private Equity Management Company from 2007 to 2010 and as the Executive Vice President in Corporate Affairs at Quest Mastery Asia Group from 2017 to 2021. Mr. Azudin holds a chartered accountant designation from the Malaysia Institute of Accountants. Based on Mr. Azudin’s extensive experience, our Board believes that Mr. Azudin has the appropriate set of skills to serve as the Company’s Chief Operating Officer.

Ken Lim Zhao Qi has served as Chief Executive Officer and Executive Director of the European Credit Investment Bank Ltd, a licensed midshore investment bank based in Labuan, Malaysia, since 2014. During his tenure, he has been responsible for substantial growth of the bank. Since 2023, he has served as the Chairman of the Labuan Investment Banking Association and has served on the board of Sentoria Group Berhad, a tourism resort and integrated travel destination operator listed on the Bursa Malaysia Stock Exchange. Mr. Lim received his Bachelor’s degree from the University Technology of Sydney. Based on Mr. Lim’s extensive experience, our Board believes that Mr. Lim has the appropriate set of skills to serve as a member of the Board.

Ethan Low Yu Jie is the Deputy President of Corporate Development and Portfolio Management for the AEI Capital Group, a growth equity investment firm, where he has served in such role since January 2024. He has worked for AEI Capital Group in various roles of increasing responsibility since 2016. Mr. Low’s responsibilities have included assisting the company’s chief executive officer in the company’s private equity investments and portfolio management activities, overseeing compliance matters and serving as a director for some of the company’s subsidiaries. Mr. Low was a practicing lawyer prior to joining AEI Capital Group. Mr. Low received his Bachelor of Laws degree from the University of Malaya. Based on Mr. Low’s extensive experience, our Board believes that Mr. Low has the appropriate set of skills to serve as a member of the Board.

Constance Wong Poh Yin is Senior Vice President of Group Operations and Business Development at AEI Capital Group, where she has served in that role since January 2024. Since 2016, she has held various roles of increasing importance at AEI Capital Group focusing on improving operational processes and supporting the company’s growth through business development strategies. Prior to that, Ms. Wong began her career as a practicing lawyer. Ms. Wong holds a Bachelor of Laws degree from the University of Malaya. Based on Ms. Wong’s extensive experience, our Board believes that Ms. Wong has the appropriate set of skills to serve as a member of the Board.

Victor Chua Kok Hoe is the Managing Partner and Founder of Vynn Capital, a venture capital firm investing in early-stage technology companies in the Asia Pacific that works alongside family offices and large institutions and companies in technology adoption and innovation. Vynn Capital is a partner of the United Nations World Tourism Organization that works with companies in the industries of travel mobility, property, food and fast-moving consumer goods or packaged goods. Prior to that, he was the Vice President of Investments for Gobi Partners, an early-to-late-stage venture capital firm where he managed two Southeast Asia-focused early-stage funds and a growth stage fund. Prior to that, he served with the venture capital arm of Malaysia’s Ministry of Finance where he managed direct and indirect investments. Some of the notable investments he supervised include Carsome (Malaysia), Travelio (Indonesia), Dropee, Triip.me (Vietnam), Hermo and Jirnexu. Earlier in his career, Mr. Chua worked for Willis Towers Watson, where he advised corporate, pension and sovereign wealth funds on investment strategies. He was an honoree of the Forbes Asia 30 under 30 in 2017. He is the Immediate Past Chairman of the Malaysia Venture Capital and Private Equity Association and a mentor with the Founder Institute and other grass-root entrepreneurial initiatives. Mr. Chua is also a Council Member of the Malaysian Venture Capital and Private Equity Development Council appointed by the Securities Commission of Malaysia. Mr. Chua was also a startup founder of an online education platform as well as two other businesses. He is a member of Mensa and a CFA charter holder. Based on Mr. Chua’s extensive experience, our Board believes that Mr. Chua has the appropriate set of skills to serve as a member of the Board.

Corporate Governance

Board and Board Committees

The Company’s Bylaws provide that the Board, by resolution adopted by a majority of the whole Board, may designate one or more other committees, with each such committee to consist of two or more directors. As of the date of the filing of this Annual Report, the Board consists of five members.

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

Director Independence

An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that, upon their appointments, Messrs. Chua and Lim will be “independent” directors as defined in the applicable Nasdaq listing standards and applicable SEC rules. Our independent directors will conduct regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

The current members of our audit committee are: Lim Zhao Qi Ken (Chair) and Chua Kok Hoe Victor. Each member of the audit committee is expected to be financially literate, and Mr. Lim qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter that details the purposes and responsibilities of the committee, including:

-	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

-	approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

-	reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

-	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

-	reviewing the adequacy of our internal control over financial reporting;

-	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

-	reviewing the Company’s periodic reports to be filed with the SEC;

-	recommending, based upon the Audit Committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

-	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

-	preparing the Audit Committee report required by SEC rules to be included in our annual proxy statement;

-	overseeing our compliance with applicable legal and regulatory requirements;

-	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

-	reviewing quarterly earnings releases, if applicable.

Compensation Committee

The current members of our compensation committee are: Chua Kok Hoe Victor (Chair) and Lim Zhao Qi Ken. We have adopted a compensation committee charter that details the purposes and responsibilities of the committee, including:

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

Nomination of Directors

The full Board acts to evaluate, on an annual basis, the composition of the Board and the skills, qualifications, business attributes and experience of the existing Board members. The specific process for identifying and evaluating new directors, including stockholder-recommended nominees, if any, will vary based on an assessment of the then-current needs of the Board and the Company. The Board will determine the desired profile of a new director, the competencies we are seeking, including experience in one or more areas of need, as determined by the Board. Candidates will be evaluated in light of the target criteria established by the Board.

Procedures for Nominating a Director Candidate

The Board considers nominations by stockholders who recommend candidates for election to the Board. The Board evaluates nominees recommended by stockholders in the same manner as it evaluates other nominees. A stockholder seeking to recommend a prospective candidate for the Board’s consideration may do so by writing to the Corporate Secretary c/o OpGen, Inc., 23219 Stringtown Road, Suite 300, Clarksburg, Maryland 20871.

With respect to the 2024 and 2025 Annual Meeting of Stockholders, recommendations for director candidates must be received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed and public disclosure was made. Recommendations submitted for consideration by the Board in preparation for the 2026 Annual Meeting of Stockholders must be received after the close of business on the 120th day prior to the first anniversary of the date on which notice of the 2026 Annual Meeting of Stockholders is first made available to our stockholders, and no later than the close of business on the 90th day prior to the first anniversary of the date on which such notice is first made available to our stockholders in connection with such meeting. However, if we change the date of the 2026 Annual Meeting by 30 days from the anniversary of the 2025 Annual Meeting of Stockholders, recommendations for director candidates must be received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed and public disclosure was made.

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

Board Leadership Structure and Role in Risk Oversight

The Board assesses this leadership structure to ensure the interests of the Company and its stockholders are best served. The Board does not currently have a lead independent director. The Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company or other relevant factors. Currently, Mr. Tan serves as the Company’s Chairman.

The Board is responsible for providing comprehensive oversight of the Company’s risk management practices, while management is responsible for the day-to-day risk management processes. The Board receives periodic reports from management regarding the most significant risks facing the Company, including operational, financial, strategic, and compliance risks. We believe that this division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s Board leadership structure is appropriately designed to support this approach.

Board Role in Risk Management

Our Board oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board performs this oversight role by using several different levels of review. In connection with its reviews of the operations and corporate functions of our Company, our Board addresses the principal risks associated with those operations and corporate functions. This includes risks relating to financial services and regulatory matters and compliance needs of the organization. In addition, our Board reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our Board committees also oversees the management of our risks that fall within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. In connection with its risk management role, our Audit Committee meets privately with representatives from our independent registered public accounting firm. The Audit Committee oversees the operation of our risk management program, including the identification of the principal risks associated with our business and periodic updates to such risks, and reports to our Board regarding these activities.

The Compensation Committee assesses the risks inherent in the annual and long-term incentive plans and their potential impact on the Company. After review, the Compensation Committee does not believe that the Company’s executive compensation practices or programs are likely to have a material adverse effect on the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and any other equity securities of the Company. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2024 fiscal year, except the following: (i) Forms 4 for Constance Wong Poh Yin, Victor Chua Kok Hoe, Ethan Low Yu Jie, Ken Lim Zhao Qi, and Christian-Laurent Bonte were filed on December 19, 2024 for a transaction on November 6, 2024, (ii) Forms 3 for Constance Wong Poh Yin, Victor Chua Kok Hoe, Ethan Low Yu Jie, Ken Lim Zhao Qi, and Christian-Laurent Bonte were filed on December 19, 2024 for events occurring on August 9, 2024, (iii) Forms 3 and Forms 4 for Mohd Azham Azudin and Gillian Tan Rou Yee were filed on December 19, 2024 for events occurring on December 4, 2024, (iv) Form 4 for AEI Capital Ltd. was filed on December 10, 2024 for events occurring as early as August 5, 2024, (v) Form 4 for AEI Capital Ltd. was filed on October 8, 2024 for events occurring as early as August 5, 2024, and (vi) Form 3 for AEI Capital Ltd. was filed on August 28, 2024 for an event occurring on July 30, 2024.

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

Communications with the Board of Directors

Stockholders who want to communicate with members of the Board, including the independent directors, individually or as a group, should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them to c/o Chair of the Audit Committee, OpGen, Inc., 23219 Stringtown Road, Suite 300, Clarksburg, Maryland 20871. The Chair of the Audit Committee will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis.

Besides the change in the Company’s business address, there have been no changes to the procedures by which interested parties may communicate with the Board.

Item 11. Executive Compensation

We are currently a “smaller reporting company” as defined by Item 10 of the Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to provide certain scaled disclosures permitted under the Exchange Act for smaller reporting companies.

Awards are generally granted at regularly scheduled Compensation Committee and Board meetings around November. As a general matter, the Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such awards. This grant timing is used to provide for a routine and regular grant practice regarding all employees, and to make sure that the existence (or lack thereof) of material non-public information is not a factor in decisions about the timing or size of option grants. Similarly, the Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The Company has no plan that provides for the payment of a named executive officer following or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the smaller reporting company or a change in the named executive officer’s responsibilities following a change in control.

Summary Compensation Table for 2024 and 2023

Our named executive officers as of the end of 2024 are John Tan Honjian and Mohd Azham Azudin, and our named executive officers who served at various points during 2024 are David Lazar, our former Chief Executive Officer, Oliver Schacht, Ph.D., our former Chief Executive Officer, Albert Weber, our former Chief Financial Officer, and Johannes Bacher, our former Chief Operating Officer. The table below provides disclosure for the years ended December 31, 2024 and 2023 for our named executive officers. In connection with the transactions contemplated by the March 2024 Private Placement, in March 2024, each of Messrs. Schacht, Weber and Bacher resigned as officers of the Company, and Mr. Lazar was appointed as our Chief Executive Officer. In connection with the July 2024 transaction whereby Mr. Lazar sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, and John Tan Honjian was appointed to CEO, Chairman and Director of the Company. Mr. Lazar currently maintains a role as President.

Named Executive Officer and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2)(3) ($)	All Other Compensation ($)		Total ($)
John Tan Honjian(4)	2024	$-	$-	$-	$-	$-	$-		$-
Chief Executive Officer

Mohd Azham Azudin	2024	$-	$-	$50,000	$-	$-	$-		$50,000
Chief Operating Officer

David Lazar	2024	$135,333	$135,333	$1,005,979	$-	$-	$127,640	(5)	$1,404,285
Chief Executive Officer

Oliver Schacht, Ph.D.	2024	$115,018	$-	$100,002	$-	$-	$23,593	(6)	$238,613
Chief Executive Officer	2023	$353,484	$-	$11,000	$-	$-	$-		$364,484

Albert Weber	2024	$64,300	$-	$-	$-	$-	$-		$64,300
Chief Financial Officer	2023	$244,200	$-	$11,000	$-	$-	$15,900	(7)	$271,100

Johannes Bacher	2024	$64,300	$-	$-	$-	$-	$-		$64,300
Chief Operating Officer	2023	$244,200	$-	$11,000	$-	$-	$-		$255,200

(1)	The “Stock Awards” column reflects the grant date fair value for all restricted stock units awarded under the Amended and Restated 2015 Incentive Plan (the “Plan”) during 2024 and 2023, respectively. The “Option Awards” column reflects the grant date fair value for all stock option awards granted under the 2015 and 2022 Incentive Plans during 2024 and 2023, respectively. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in these columns for 2024 and 2023 are included in a footnote to the Company’s consolidated audited financial statements for the years ended December 31, 2024 and 2023.
(2)	Represents annual incentive bonuses paid under an annual performance-based cash incentive plan. Corporate performance goals are established by the Compensation Committee for each year. The incentive bonuses are determined by the Compensation Committee based on the achievement of corporate performance goals. The Compensation Committee determined not to grant any such bonuses to the named executed officers for the fiscal year ended December 31, 2023.
(3)	The named executive officers were eligible to receive performance-based cash bonuses for the fiscal year ended December 31, 2023. The Compensation Committee determined not to grant any such bonuses to the named executed officers for the fiscal year ended December 31, 2023.
(4)	Mr. John Tan Honjian is the ultimate beneficial owner of AEI Capital Ltd., the controlling shareholder of OpGen, Inc. As a result, he is not compensated directly for his position at OpGen, Inc.
(5)	Mr. Lazar’s “All Other Compensation” for 2024 represents reimbursement for healthcare expenses incurred by Mr. Lazar in 2024 ($7.9 thousand), Board of Director fees earned by Mr. Lazar in 2024 ($67.6 thousand), and reimbursement for legal fees paid by Mr. Lazar on behalf of the Company ($52.1 thousand).
(6)	Mr. Schacht’s “All Other Compensation” for 2024 represents his payout for accrued paid time off upon his termination in 2024.
(7)	Mr. Weber’s “All Other Compensation” for 2023 represents reimbursement for commuting expenses incurred by Mr. Weber in 2023 for travel to the Company’s offices in Germany.

Agreements with Our Named Executive Officers

Prior to the initial closing of the March 2024 Private Placement in March 2024, the Company was party to an Executive Employment Agreement with Oliver Schacht, Ph.D., the Company’s Chief Executive Officer. Mr. Schacht’s employment agreement provided that Mr. Schacht would receive an annual base salary of $408,000 per year and he will be eligible to receive an annual bonus of up to $285,600, or seventy percent (70%) of the base salary. The annual bonus opportunity was based on key performance metrics established by the Board of the Company. Mr. Schacht was also entitled to participate in the Company’s standard equity incentive and benefits plans. In connection with certain cash management initiatives, the Company temporarily reduced Mr. Schacht’s compensation under his employment agreement to $244,800 in September 2023, which was subsequently increased to $300,000 in January 2024.

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

In April 2024, in connection with Mr. Lazar’s appointment as our Chief Executive Officer, the Company entered into an employment agreement with Mr. Lazar. Pursuant to the employment agreement, the Company engaged Mr. Lazar to act as its Chief Executive Officer (“CEO”) and, effective April 1, 2024, is paid a base salary of $406,000 per annum, which shall be deferred and accrued until the Company’s compensation committee determines that the Company is sufficiently liquid to pay the accrued salary. Under the employment agreement, Mr. Lazar will also be eligible for annual bonuses of up to 100% of his then current base salary (payable in cash or restricted stock) and an annual grant of incentive equity awards in an amount equal to 100% of his then current base salary. The employment agreement has a three (3) year term. Mr. Lazar is also entitled to a bonus upon a change of control of the Company payable in a lump-sum amount equal to three percent (3%) of the increased valuation of the Company resulting from the change of control. Such bonus is payable in cash, restricted stock or a combination thereof. In connection with the Mr. Lazar’s July 2024 transaction pursuant to which he sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, but he currently maintains a role as President.

In conjunction with Mr. Lazar’s resignation as CEO, Chairman and Director of the Company, effective August 2, 2024, on August 2, 2024, the Board appointed John Tan Honjian as Chief Executive Officer, Chairman and Director of the Company.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the outstanding equity awards held by the named executive officers as of December 31, 2024.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (1)
Mohd Azham Azudin(2)	-	-	-	-	-	31,250	$18,594	-	-

(1)	Calculated based on the closing price of the common stock on the Nasdaq Capital Market on December 31, 2024 (the last trading day of 2024) of $0.595 per share.
(2)	Mr. Mohd Azham Azudin was granted restricted stock units on December 4, 2024 (31,250) which vest over one year, but the awards will not be issued or vest until the Company’s stockholders approve the Company’s new equity incentive plan, which the Company plans to propose at the upcoming Annual Meeting of stockholders.

Director Compensation

Prior to the initial closing of the March 2024 Private Placement, our Board of Directors adopted a non-employee director compensation plan providing for certain cash and equity compensation to be provided to the Company’s non-employee directors for their service on the Board and its committees. Pursuant to such plan, each non-employee director received an annual cash retainer of $25,000, or, with respect to the Chairman of the Board, $75,000, plus additional annual cash compensation for the Board and committee chairs ($15,000 for Audit Committee and $12,000 for Compensation Committee) and for committee members ($7,000 for Audit Committee and $6,000 for Compensation Committee). In addition, new non-employee directors received an initial equity grant and each non-employee director received an annual equity grant. Under such program, each non-employee director received an initial grant of between 1,500 and 3,000 restricted stock units and an annual grant to non-employee directors of 1,500 restricted stock units. All such awards are made under the Company’s 2015 Equity Incentive Plan. Consistent with the Company’s cash management efforts, the Company reduced its director compensation plan by forty percent (40%). Mr. Schacht did not receive additional compensation for his service on the Board. See “Summary Compensation Table” for his 2024 compensation.

Following the initial closing of the March 2024 Private Placement, the Company entered into director agreements with each of Messrs. Ben-Tzvi, Lazar, McMurdo and Natan. Pursuant to the director agreements, each director will be entitled to receive from the Company a cash fee of $12,500 per quarter (pro-rated for any partial quarter) plus a one-time fee of $50,000 upon signing their director agreements. Such cash fees will accrue until such time as the Company raises sufficient capital to pay the accrued but unpaid cash fees or the director elects to convert such unpaid fees into shares of common stock of the Company. The cash director fee would convert at a rate of $4.00 per share for each $1.00 of accrued and unpaid fee that is converted. In addition to the quarterly cash fee, under the director agreements, each director was granted 10,000 shares of restricted common stock.

In conjunction with Mr. Lazar’s resignation as CEO, Chairman and Director of the Company, effective August 2, 2024, on August 2, 2024, the Board appointed John Tan Honjian as Chief Executive Officer, Chairman and Director of the Company.

On August 9, 2024, following the transaction pursuant to which Mr. Lazar sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., the Company’s Board of Directors (the “Board”) voted to appoint Christian-Laurent Bonte, Victor Chua Kok Hoe, Ken Lim Zhao Qi, Ethan Low Yu Jie and Constance Wong Poh Yin as directors of the Company. Pursuant to the director agreements, each director will be entitled to receive from the Company restricted stock units having a value of $50,000, but the awards will not be issued or vest until the Company’s stockholders approve the Company’s new equity incentive plan, which the Company plans to propose at the upcoming Annual Meeting of stockholders. All such awards are made under the Company’s 2015 Equity Incentive Plan. Mr. John Tan Honjian did not receive compensation for his service on the Board. See “Summary Compensation Table” for his 2024 compensation. On July 17, 2025, Mr. Christian-Laurent Benoit Bonte stepped down as a director in connection with his appointment as the Head of the Digital Investment Banking Arm of CapForce.

Compensation for the non-employee directors for the year ended December 31, 2024 was:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Mario Crovetto	$6,385	$-	$-	$6,385
R. Donald Elsey	$5,613	$-	$-	$5,613
Dr. Prabhavathi Fernandes	$5,332	$-	$-	$5,332
William E. Rhodes, III	$12,699	$-	$-	$12,699
Yvonne Schlaeppi	$4,981	$-	$-	$4,981
David Lazar	$67,608	$71,000	$-	$138,608
Avraham Ben-Tzvi	$66,667	$71,000	$-	$137,667
Matthew McMurdo	$66,667	$71,000	$-	$137,667
David Natan	$66,667	$71,000	$-	$137,667
Ken Lim Zhao Qi	$-	$49,999	$-	$49,999
Ethan Low Yu Jie	$-	$49,999	$-	$49,999
Constance Wong Poh Yin	$-	$49,999	$-	$49,999
Victor Chua Kok Hoe	$-	$49,999	$-	$49,999
Christian-Laurent Benoit Bonte	$-	$49,999	$-	$49,999

(1)	The “Stock Awards” column reflects the grant date fair value for all restricted stock awards granted under the 2015 Stock Options Plan during 2024. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The number of shares of the Company’s Common Stock outstanding at the close of business on July 25, 2025 was 10,071,293 shares. In addition, as of July 25, 2025, there were 250 shares of Series D Preferred Stock outstanding. Each share of Series D Preferred Stock is convertible into 244.40 shares of Common Stock, subject to applicable ownership limitations that restrict a holder’s ability to convert in excess of designated percentages. The following table sets forth the beneficial ownership of the Company’s common stock, as of July 25, 2025, by each Company director and executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options and warrants currently exercisable or exercisable within 60 days after July 25, 2025 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the directors and executive officers of the Company, as of July 25, 2025, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares representing more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below. Unless otherwise indicated, the address of each beneficial owner listed below is c/o OpGen, Inc., 23219 Stringtown Road, Suite 300, Clarksburg, Maryland, 20871.

Name and Address of Beneficial Owner	Number of Shares of common stock	Percentage Beneficially Owned
5% Stockholders
AEI Capital Ltd.(1)(2)	7,645,603	75.91%
TG Investments Ltd.(1)	633,506	6.29%
Directors and Officers
John Tan Honjian	0	0%
Mohd Azham Azudin	0	0%
Ken Lim Zhao Qi	0	0%
Ethan Low Yu Jie	0	0%
Constance Wong Poh Yin	0	0%
Victor Chua Kok Hoe	0	0%
All directors and officers as a group (6 persons)	0	0%

(1)	Consists entirely of shares of common stock.
(2)	Pursuant to a Schedule 13-D filed by AEI Capital Ltd. on October 24, 2024, although the shares of common stock are held by AEI Capital Ltd., Mr. Tan is a director, chief executive officer, and the ultimate beneficial owner of AEI Capital Ltd. As a result, Mr. Tan shares beneficial ownership of the securities held by AEI Capital Ltd.

Change of Control

As disclosed above, in March 2024, the Company entered into the March 2024 Purchase Agreement with Mr. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. On March 25, 2024, Mr. Lazar paid $200,000 at the initial closing of the transactions under the March 2024 Purchase Agreement in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $200,000 and $150,000 on April 5, 2024 and April 23, 2024, respectively, in exchange for an additional 350,000 shares of Series E Preferred Stock. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold his 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024.

Equity Compensation Plan Information

The following table shows, as of December 31, 2024, the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance (3)
Equity compensation plans approved by security holders	1,283,085	$10.82	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,283,085	$10.82	-

(1)	Includes 190,237 outstanding restricted stock units for which there is no exercise price, of which 189,730 awards will not be issued or vest until the Company’s stockholders approve the Company’s new equity incentive plan, which the Company plans to propose at the upcoming Annual Meeting of stockholders.
(2)	Includes the weighted-average exercise price of stock options and warrants only.
(3)	Does not include 402,831 shares of common stock that became available under the 2015 Plan on January 1, 2025 as a result of the evergreen provision of the plan.

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

2015 Plan

The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants. The 2015 Plan was amended by the Compensation Committee in February 2017 to revise the provisions with respect to net settlement of awards in response to changes in regulations, and to establish standard periods for exercise of vested stock options following termination of service events.

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

Authorized shares. Under our 2015 Plan, the aggregate number of shares of our common stock authorized for issuance may not exceed (1) 271 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited or terminated for any reason before being exercised or settled, plus the number of shares subject to vesting restrictions under the 2008 Plan on the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan were automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, and (ii) another lesser amount determined by our Board. As of December 31, 2024, no shares remain available for future awards under the 2015 Plan.

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

Types of Awards

Stock options. A stock option is the right to purchase a certain number of shares of stock, at a certain exercise price, in the future. Under our 2015 Plan, incentive stock options and non-qualified stock options must be granted with an exercise price of at least 100% of the fair market value of our common stock on the date of grant. Incentive stock options granted to any holder of more than 10% of our voting shares must have an exercise price of at least 110% of the fair market value of our common stock on the date of grant. The stock option agreement specifies the date when all or any installment of the option is to become exercisable. Payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares that have already been owned by the optionee, (2) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (3) by a “net exercise” arrangement, or (4) by any other form that is consistent with applicable laws, regulations and rules.

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

The A&R Plan provides for the grant of stock options, which are the right to purchase a certain number of shares of stock, at a certain exercise price, in the future. The stock option agreement specifies the date when all or any installment of the option is to become exercisable. The Compensation Committee administers the A&R Plan, including taking all actions required or advisable for the administration and proper implementation of the A&R Plan; interpreting the A&R Plan unless specifically provided otherwise in the A&R Plan; and making all other decisions necessary or advisable for its administration. Under the A&R Plan, the aggregate number of shares of our common stock authorized for issuance shall not exceed 677. Following the assumption of the A&R Plan, no further grants have been or will be made under the A&R Plan.

Under the A&R Plan, in the event of a “change in control”, as defined in the A&R Plan, all the outstanding options will vest fully at the date of the change in control. However, in the event of a change in control due to a sale, merger, sale of substantially all of the assets or consolidation of the Company, all the outstanding options will be addressed in the applicable acquisition agreement. Such agreement may at the sole discretion of the Compensation Committee and without requiring the approval or advice of the optionees, provide the following: (1) the continuation of the outstanding options by the Company (if the Company is the company that continues to exist); (2) the take-over of the A&R Plan and the outstanding options by the acquiring company or the company that continues to exist, or its parent company; (3) the replacement of the outstanding options by new option rights with conditions that are equivalent to the conditions of the outstanding options by the acquiring company or the company that continues to exist, or its parent company; or (4) the cancellation of each outstanding option in return for payment to the optionee of an amount per option equal to the difference between the fair market value of the common stock of the Company at the time of the closing under the purchase, merger, or consolidation agreement less the option price.

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

2020 Stock Options Plan

The 2020 Stock Options Plan was approved by stockholders at the 2020 Annual Meeting of Stockholders and stock options thereunder were granted on the date thereof. The 2020 Stock Options were granted with an exercise price equal to the fair market value of the common stock on the date of grant, or $424.00. No shares remain available for future awards under the 2020 Stock Options Plan. The following sets forth the principal terms of the 2020 Stock Options Plan.

Administration. The Compensation Committee will administer the 2020 Stock Options Plan, including determining whether an option granted to a U.S. taxpayer is to be classified as an incentive stock option or non-qualified stock option.

Authorized shares. The aggregate number of shares of our common stock authorized for issuance under the 2020 Stock Options Plan is 6,500. Shares subject to awards granted under the 2020 Stock Options Plan that are forfeited or terminated before being exercised will not be available for re-issuance under the 2020 Stock Options Plan. No more than 2,500 shares may be delivered upon the exercise of incentive stock options granted under the 2020 Stock Options Plan.

Stock options. A stock option is the right to purchase a certain number of shares of stock, at a certain exercise price, in the future. Under our 2020 Stock Options Plan, incentive stock options and non-qualified options were required to be granted with an exercise price of at least 100% of the fair market value of our common stock on the date of grant. Incentive stock options granted to any holder of more than 10% of our voting shares must have an exercise price of at least 110% of the fair market value of our common stock on the date of grant. The stock option agreement specifies the date when all or any installment of the option is to become exercisable. For non-employee directors, payment of the exercise price must be made in cash. For executive officers, payment of the exercise price may be made in cash or, if provided for in the stock option agreement evidencing the award, (1) by surrendering, or attesting to the ownership of, shares that have already been owned by the optionee, (2) by delivery of an irrevocable direction to a securities broker to sell shares and to deliver all or part of the sale proceeds to us in payment of the aggregate exercise price, (3) by a “net exercise” arrangement, or (4) by any other form that is consistent with applicable laws, regulations and rules.

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

Termination or Amendment. The 2020 Stock Options Plan can be terminated by the Board of Directors or Compensation Committee at any time. Subject to stockholder approval where required by applicable law, the plan may also be amended. Any amendment or termination may not materially impair the rights of holders of outstanding awards without their consent.

Effective Date. The 2020 Stock Options Plan became effective upon approval by the stockholders at the 2020 Annual Meeting of Stockholders. The 2020 Stock Options Plan will terminate upon the expiration or termination of the last outstanding award.

Awards to Non-Employee Directors. The 2020 Stock Options granted to the members of the Board had a one-year vesting schedule, vesting quarterly in equal installments on the first day of each three-month period as long as the director is providing services to the Company on each such vesting date. The term of such stock options is ten (10) years after the date of grant; provided, however, that any unvested stock options will expire if the director ceases providing services to the Company, and a departing director will have ninety (90) days to exercise vested stock options after the director ceases providing services to the Company.

Awards to Executive Officers. The 2020 Stock Options granted to the executive officers had a four-year vesting schedule, vesting 25% on the first anniversary of the date of grant and the remaining options vesting 6.25% on the quarterly anniversary of the first vesting date for a period of three years, as long as the executive officer continues providing services to the Company on each such vesting date. The term of such stock options is ten (10) years after the date of grant; provided, however, that any unvested stock options will expire if the executive officer ceases providing services to the Company, and a departing officer will have ninety (90) days to exercise vested stock options after the executive officer ceases providing services to the Company.

2022 Inducement Plan

In connection with the appointment of the Company’s former CFO, Mr. Weber, OpGen granted him an inducement grant of stock options to purchase an aggregate of 1,050 shares of OpGen’s common stock with a grant date of January 3, 2022. The equity award was granted pursuant to Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a component of Mr. Weber’s employment compensation and was granted as an inducement material to his acceptance of employment with OpGen. The options have an exercise price of $216.00. The option award vests over a four-year period with 25% vesting on the first anniversary of the date of grant, January 3, 2023, and in equal quarterly installments on each quarterly anniversary thereafter. The award is subject to Mr. Weber’s continued service with OpGen through the applicable vesting dates. Mr. Weber’s service with OpGen terminated in April 2024 and all of his stock options under the 2022 Inducement Plan have either expired or been forfeited as of December 31, 2024.

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

In March 2024, we entered into a securities purchase agreement with David E. Lazar, a private investor, pursuant to which he agreed to purchase 3,000,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of the Company at a price of $1.00 per share for aggregate gross proceeds of $3,000,000 (the “March 2024 Private Placement”). Upon the initial closing of the transaction, Mr. Lazar was appointed as our Chief Executive Officer, Chairman, and member of our Board. Mr. Lazar’s compensation for service as our Chief Executive Officer, Chairman, and Board member is described in Item 11 of this Annual Report on Form 10-K. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, but he currently maintains a role as President.

On January 2, 2024, AEI Capital Ltd., the Company’s controlling stockholder (“AEI Capital”), entered into a Letter of Engagement with a privately held company (the “Client”), pursuant to which AEI Capital agreed to provide certain listing advisory services relating to the preparation and facilitation of an initial public offering for the Client (the “Engagement Agreement”). In consideration for such services, AEI Capital is entitled to receive a fee consisting of: (i) 3.5% of the outstanding equity interests of the Client (the “Equity Consideration”) and (ii) $200,000 (the “Cash Consideration,” and collectively, with the Equity Consideration, the “Consideration”). On October 2, 2024, CapForce, which was organized by the Company for purposes of repositioning itself as a new business in the digital investment banking industry powered by financial technology, entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within Clause 3.1 of the Engagement Agreement for the advisory fee equivalent to 2.1% of the outstanding equity interests of the Client and $120,000 to CapForce. As a result, pursuant to the Assignment Agreement, CapForce performed part of the listing sponsorship and consulting services in the fourth quarter of 2024 and completed the first performance obligation within the Engagement Agreement, generating proceeds of $5.0 million in the Client’s equity. John Tan Honjian, the CEO of AEI Capital Ltd. and OpGen, Inc., serves as a member of the Board of Directors of the Client, making the Client a related party. The Engagement Agreement and Assignment Agreement were conducted in the ordinary course of business and on terms comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationship and concluded that appropriate governance and conflict of interest procedures were followed.

In August 2024, the Company and AEI Capital Ltd. entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd. shares of common stock having an aggregate value of up to $3.0 million. The purchase price for any shares sold under the August 2024 Securities Purchase Agreement is the closing sales price on the Nasdaq Capital Market of the Company’s common stock as of the date immediately prior to the date of sale. In addition, in October 2024, the Company and AEI Capital Ltd. entered into a First Amendment (the “Amendment”) to the August 2024 Securities Purchase Agreement. The Amendment amended the August 2024 Securities Purchase Agreement by: (1) granting the Company the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the Purchase Agreement until December 31, 2025. As of December 31, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. Accordingly, the Company has the right, in its discretion, to sell to AEI Capital Ltd., at any time prior to December 31, 2025, shares of common stock, par value $0.01 per share (the “Shares”), of the Company having an aggregate value of up to an additional $7.0 million.

Policies for Approval of Related Person Transactions

We have adopted a written policy that transactions with directors, officers, and holders of 5% or more of our voting securities and their affiliates, each, a related person, must be approved by our Audit Committee.

Director Independence

Information concerning the independence of the members of our Board of Directors is described in Item 10 of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Our Audit Committee previously appointed UHY LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023 and related interim periods. As previously disclosed in April 2024, UHY notified the Company that it would resign as the Company’s independent registered public accounting firm effective as of April 22, 2024. In light of such resignation, on April 23, 2024, the Board appointed and engaged Beckles & Co., Inc. (“Beckles”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023, and the Board re-engaged Beckles to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and related interim periods.

During the period of UHY’s engagement, which commenced in March 2023, UHY did not provide any report on the financial statements of the Company. During the fiscal year ended December 31, 2023, and the subsequent interim period through April 22, 2024, there were no: (1) disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K.

CohnReznick served as the Company’s independent registered public accounting firm from 2014 through the completion of the audit for the fiscal year ended December 31, 2022. During the Company’s fiscal years ended December 31, 2022 and December 31, 2021 and the subsequent interim period through January 18, 2023, there were no: (i) disagreements with CohnReznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements, or (ii) reportable events under Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

The following table presents the aggregate fees billed to the Company by Beckles, UHY, and CohnReznick for its audits of the Company’s consolidated annual financial statements and other services for the years ended December 31, 2024 and 2023, respectively.

	2024	2023
Audit Fees(1)	$390,250	$729,104
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$390,250	$729,104

(1)	Audit Fees consist of fees for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. For the fiscal year ended December 31, 2024, audit services were performed by Beckles. For the fiscal year ended December 31, 2023, audit services were performed by Beckles and UHY. These fees also include services normally provided in connection with statutory and regulatory filings or engagements, such as services related to Registration Statements on Forms S-1, S-3, and S-8 and associated Consent Letters.

Policy on Audit Committee Pre-Approval

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. The services requiring pre-approval by the audit committee may include audit services, audit-related services, tax services and other services. All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2024. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended, the related notes to the consolidated financial statements and the reports of Beckles & Co., Inc., independent registered public accounting firm, are filed herewith following the signature page.

(a)(2) Financial Statement Schedules.

Not applicable.

(a)(3) Exhibits: See below

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015).

3.1.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant, dated June 6, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on June 6, 2016).

3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated and filed with the Delaware Secretary of State on January 17, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on August 28, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2019).

3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on October 29, 2021).

3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on December 9, 2021 (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on October 29, 2021).

3.1.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of the State of Delaware on January 4, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2023).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1, File No. 333-202478, filed on March 3, 2015).

3.3	Amendment to the Amended and Restated Bylaws of OpGen, Inc., dated August 5, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

3.4	Amendment to the Amended and Restated Bylaws of OpGen, Inc., dated October 15, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021).

3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Mirroring Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2023).

Exhibit Number	Description
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

3.9	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock filed with the Secretary of State of the State of Delaware on May 9, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 14, 2024).

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OpGen, Inc., filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2024).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed on March 24, 2020).

4.2	Form of 2015 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.6 of Form S-1/A, File No. 333-202478, filed on March 20, 2015).

4.3	Form of Underwriters’ Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015).

4.4	Form of Warrant to Purchase Common Stock (issued to jVen Capital, LLC and Merck Global Health Innovation Fund) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K Amendment No. 2, filed on July 10, 2017).

4.5	Form of Offered Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.8 of Form S-1/A, File No. 333-202478, filed on April 23, 2015).

4.6	Form of 2016 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on May 17, 2016).

4.7	Form of Common Stock Purchase Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-1, Amendment No. 2, File No. 333-218392, filed on July 11, 2017).

4.8	Form of Placement Agent Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1, File No. 333-218392, filed on July 11, 2017).

4.9	Form of Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A, File No. 333-222140, filed on January 31, 2018).

4.10	Form of Placement Agent Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1/A, File No. 333-222140, filed on January 31, 2018).

4.11	Form of Underwriter’s Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.10 to the Registrant’s Form S-1/A, File No. 333-233775, filed on October 11, 2019).

4.12	Form of Common Stock Purchase Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.11 to the Registrant’s Form S-1/A, File No. 333-233775, filed on October 15, 2019).

4.13	Form of Common Stock Purchase Warrant for 2020 PIPE (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2020).

Exhibit Number	Description
4.14	Form of Pre-Funded Common Stock Purchase Warrant for 2020 PIPE (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2020).

4.15	Form of Common Stock Purchase Warrant for 2021 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021).

4.16	Form of Pre-Funded Common Stock Purchase Warrant for 2021 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021).

4.17	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

4.18	Form of Common Stock Purchase Warrant for October 2021 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on October 15, 2021).

4.19	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

4.20	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2023).

4.22	Form of Series A-1 and Series A-2 Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 11, 2023).

4.23	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.23 on the Company’s Annual Report on Form 10-K filed on March 30, 2023).

4.24	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-268648) filed on January 5, 2023).

4.25	Form of Series A-1 and Series A-2 Warrants (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-268648) filed on January 5, 2023).

4.26	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

4.27	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

4.28	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2023).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 of Form S-1, File No. 333-202478, filed on March 3, 2015).

10.2 !	2015 Equity Incentive Plan, as amended and restated on March 29, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018).

Exhibit Number	Description
10.3 !	Amended and Restated Stock Option Plan, as assumed and adopted April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2020).

10.4 !	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 on the Company’s Annual Report on Form 10-K filed on March 30, 2023).

10.5	Warrant Agreement, dated as of May 8, 2015, between the Registrant and Philadelphia Stock Transfer, Inc., as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2015).

10.6 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for employees and consultants (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017).

10.7 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (initial grant) (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017).

10.8 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (annual grant) (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017).

10.9 !	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 24, 2017).

10.10 !	OpGen, Inc. Retention Plan for Executives (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 25, 2018).

10.11 !	Managing Director’s Employment Contract by and between Curetis GmbH and Johannes Bacher, dated August 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

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

10.19	Form of Warrant Exercise Agreement, dated as of March 9, 2021, by and between OpGen, Inc. and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.20	Letter Agreement, dated as of March 9, 2021, by and between A.G.P./Alliance Global Partners and OpGen Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.21	Form of Securities Purchase Agreement, dated September 30, 2022, by and between OpGen, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

10.22	Form of Warrant Amendment Agreement, dated September 30, 2022, by and between OpGen, Inc. and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

10.23	Waiver and Amendment Letter, dated May 23, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2022).

10.24	At the Market Offering Agreement, dated June 24, 2022, by and between OpGen, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).

10.25	Form of Securities Purchase Agreement, dated January 6, 2023, by and between OpGen, Inc. and the investor party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2023).

10.26	Amendment and Restatement Agreement, dated as of July 9, 2020, by and among Curetis GmbH, as borrower, the Company, as guarantor, Ares Genetics GmbH, as guarantor, and European Investment Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.27 #	Finance Contract, as amended and restated pursuant to the First Amendment and Restatement Agreement dated May 20, 2019 and the Second Amendment and Restatement Agreement dated as of July 9, 2020, by and between the European Investment Bank and Curetis GmbH (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.28	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.29	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and Ares Genetics (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.30	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1/A (File No. 333-268648) filed on January 5, 2023).

Exhibit Number	Description
10.31	Form of Securities Purchase Agreement, dated May 1, 2023, between OpGen, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.32	Form of Warrant Amendment Agreement, dated May 1, 2023, between OpGen, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.33	Standstill Agreement, dated July 4, 2023, by and between OpGen, Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 4, 2023.

10.34	Finance Contract, as amended and restated pursuant to the First Amendment and Restatement Agreement dated May 20, 2019 and the Second Amendment and Restatement Agreement dated as of July 9, 2020, by and between the European Investment Bank and Curetis GmbH (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.35	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.36	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and Ares Genetics (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.37	Standstill Agreement, dated July 4, 2023, by and among Curetis GmbH, as borrower, OpGen, Inc. and Ares Genetics GmbH, as guarantors, and the European Investment Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023).

10.38	Exclusive International Distributor Agreement, dated as of September 25, 2015, between Curetis AG and Beijing Clear Biotech Co. Ltd (incorporated by reference to Exhibit 10.32 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.39	Amendment 1 to the Exclusive International Distributor Agreement, dated as of October 11, 2018, between Curetis GmbH and Beijing Clear Biotech (incorporated by reference to Exhibit 10.32.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.40	Non-Exclusive Patent License and Research Collaboration Agreement, dated as of October 5, 2015, between Acumen Research Laboratories Pte Ltd and Curetis AG (incorporated by reference to Exhibit 10.33 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.41	Exclusive International Distributor Agreement, dated as of October 5, 2015, between Curetis AG and Acumen Research Laboratories Pte Ltd (incorporated by reference to Exhibit 10.34.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.42	Amendment 1 to the Exclusive International Distributor Agreement, dated as of November 15, 2015, between Curetis GmbH and Acumen Research Laboratories Pte Ltd (incorporated by reference to Exhibit 10.34.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.43	Technology Transfer, Technical Cooperation and License Agreement, dated as of September 7, 2016, by and between Curetis GmbH and Siemens Technology Accelerator GmbH (incorporated by reference to Exhibit 10.35.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

Exhibit Number	Description
10.44	First Amendment Agreement to the Technology Transfer, Technical Cooperation and License Agreement, dated as of May 17, 2018, by and between Ares Genetics GmbH and Siemens Technology Accelerator GmbH (incorporated by reference to Exhibit 10.35.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.45	Technology Purchase Agreement, dated as of December 13, 2016, between Systec Elektronik und Software GmbH, Carpegen GmbH and Curetis GmbH (incorporated by reference to Exhibit 10.38 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.46	Services Frame Agreement, dated as of December 14, 2018, between Ares Genetics GmbH and Sandoz International GmbH (incorporated by reference to Exhibit 10.39.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.47	Work Order Agreement, dated as of December 14, 2018, between Ares Genetics GmbH and Sandoz International GmbH (incorporated by reference to Exhibit 10.39.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.48	License Agreement, dated as of February 18, 2019, between Ares Genetics GmbH and QIAGEN GmbH and the QIAGEN Affiliates (incorporated by reference to Exhibit 10.40.1 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.49	First Amendment to License Agreement, dated as of September 18, 2019, between Ares Genetics GmbH and QIAGEN GmbH (incorporated by reference to Exhibit 10.40.2 to the Registrant’s Form S-4/A filed on December 20, 2019).

10.50	Lease Agreement, dated as of November 11, 2020, between the Registrant and Key West MD Owner, LLC (the “Landlord”) (incorporated by reference to Exhibit 10.6 to the Registrants Quarterly Report on Form 10-Q filed on November 16, 2020).

10.51	Standstill Agreement, dated July 4, 2023, by and between Curetis GmbH, Ares Genetics GmbH, OpGen, Inc. and the European Investment Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023).

10.52	Form of Securities Purchase Agreement, dated October 11, 2023, between OpGen, Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2023).

10.53	Form of Warrant Inducement Agreement, dated October 12, 2023, between OpGen, Inc. and the warrant holder thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2023).

10.54	Form of Amendment Agreement to Warrant Inducement Agreement, dated October 26, 2023, between OpGen, Inc. and the warrant holder thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

10.55	Consulting Agreement, dated January 8, 2024, by and between OpGen, Inc. and Albert Weber (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.56	Consulting Agreement, dated January 8, 2024, by and between OpGen, Inc. and Johannes Bacher (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

Exhibit Number	Description
10.57	Form of Second Amendment Agreement to Warrant Inducement Agreement, by and between the Company and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).

10.58	Form of Securities Purchase Agreement, dated as of March 25, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.59	Settlement Agreement, dated March 25, 2024, by and between the European Investment Bank and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.60	Agreement, dated March 25, 2024, by and between Insolvency Administrator for Curetis GmbH and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.61	Form of Director Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.62	Form of Inducement Offer to Amend Common Stock Purchase Warrants, dated March 26, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.63	Employment Agreement, dated April 11, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

10.64	Letter Agreement, dated April 23, 2024, between OpGen, Inc. and Camtech Pte Ltd (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2024).

10.65	Amendment Agreement, dated May 16, 2024, by and between OpGen, Inc. and the European Investment Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2024).

10.66	Securities Purchase Agreement, dated August 22, 2024, by and between the Company and AEI Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2024).

10.67	First Amendment to Securities Purchase Agreement, dated October 3, 2024, by and between the Company and AEI Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 9, 2024).

10.68	Consulting Agreement, dated December 4, 2024, by and between the Company and Mohd Azham Azudin (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 6, 2024).

10.69	Consulting Agreement, dated December 4, 2024, by and between the Company and Gillian Tan Rou Yee (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 6, 2024).

10.70 #	Letter of Engagement, dated January 2, 2024, between AEI Capital Ltd. and Client (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.71 #	Agreement of Assignment of Mandate in respect of Direct Listing Sponsorship Advisory Services, dated October 2, 2024, between CapForce International Holdings Ltd. and AEI Capital Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

Exhibit Number	Description
10.72 #	Joint Venture Agreement, dated April 3, 2025, between the European Credit Investment Bank and CapForce International Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

19	Insider Trading Policy

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Beckles & Co., Inc.

24.1	Power of Attorney (included on signature page hereto)

31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy

101 *	Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Income (Loss), (iii) the Statements of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows and (v) the Notes to the Financial Statements

*	Filed herewith
!	Denotes management compensation plan or contract
#	Subject to confidential treatment request for certain portions of the agreement

(c) Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPGEN, INC.

By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer and Chairman

Date: August 21, 2025

POWER OF ATTORNEY

We, the undersigned officers and directors of OpGen, Inc., hereby severally constitute and appoint John Tan Honjian, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution in her or him for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Tan Honjian	Chief Executive Officer and Chairman	August 21, 2025
John Tan Honjian	(principal executive officer, principal financial officer, and principal accounting officer)

/s/ Mohd Azham Azudin	Chief Operating Officer	August 21, 2025
Mohd Azham Azudin

/s/ Ken Lim Zhao Qi	Director	August 21, 2025
Ken Lim Zhao Qi

/s/ Ethan Low Yu Jie	Director	August 21, 2025
Ethan Low Yu Jie

/s/ Constance Wong Poh Yin	Director	August 21, 2025
Constance Wong Poh Yin

/s/ Victor Chua Kok Hoe	Director	August 21, 2025
Victor Chua Kok Hoe

OPGEN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of OpGen, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OpGen, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, although the Company has historically incurred significant losses from operations and negative cash flows, the Company believes that its current cash and its access to additional cash under the August 2024 Securities Purchase Agreement will allow the Company to fund operations in excess of 12 months from the issuance date of its financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Restatement of Prior Period Financial Statements

On April 1, 2024, the Company entered into a lease assignment agreement where the Company assigned, transferred, set over and conveyed to an assignee all its estate, right, title and interest in and to the lease at its Rockville, Maryland headquarters. OpGen’s security deposit is set to remain with the landlord and be repaid over time as agreed upon with the assignee. Since the assignment agreement states that OpGen, the assignor, has a continuing liability for the performance of all covenants and conditions of the lease, the Company is required to include the related ROU lease liabilities within its financial statements, and these liabilities will continue to decrease over the life of the lease. However, since the lease assignment agreement also states that the assignee indemnifies OpGen, the assignor, from and against any claims, liabilities, etc. arising out of or resulting from obligations of the assignee under the lease arising on or after April 1, 2024, the Company recorded an indemnification asset on its balance sheet for the quarter ended March 31, 2024 of equal value to the lease liability, such that, on a net basis, there would be no impact to stockholders’ equity or the balance sheet.

We discussed that the Company should consider removing the indemnification asset from its books and restate its Form 10-Q for the quarter ended March 31, 2024. The Company agreed with our findings and removed the previously recorded indemnification asset and gain on lease indemnification and changed the accounting estimates related to the operating lease right-of-use asset and leasehold improvement property and equipment and recorded a gain on impairment adjustment.

Revenue Recognition

As described in Note 3 to the consolidated financial statements, during the years ended December 31, 2024 and 2023, the Company derived revenues from (i) listing sponsorship and consultancy services, (ii) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel test products, and SARS CoV-2 tests, (iii) providing laboratory services, and (iv) providing collaboration services including funded software arrangements, license arrangements, and the FIND NGO collaboration on its Unyvero A30 platform.

We identified the assessment of revenue recognition on listing sponsorship and consultancy services, as a critical audit matter due to significant judgment made by management in estimating the performance and achievement of the performance obligations which represent a milestone. These management judgments, in turn, led to a high degree of auditor judgment, subjectivity, and effort in planning and performing procedures and evaluating audit evidence relating to management’s estimate of variable consideration and the allocation of revenue amongst the performance obligations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue processes, including controls related to the identification of distinct performance obligations and the method and significant assumptions used to determine the transaction price for those identified distinct performance obligations. Additionally, we obtained and evaluated the Company’s revenue recognition accounting analysis by (1) inspecting the contracts to gain an understanding of contractual terms and conditions and evaluating the rights and obligations of the Company, (2) interviewing the Company’s personnel to gain an understanding of the nature and estimated value of commitments made to customers, (3) evaluating the method and significant assumptions used to determine the transaction price which is payable as the performance obligations are achieved, and (4) testing that each payment tranche was accurately applied in allocating the transaction price to each distinct performance obligation.

Stock-based compensation

As discussed in Note 7 to the financial statements, the Company entered into certain transactions which included the issuance of stock options or restricted stock units to employees which were valued using a pricing model.

We identified the valuation and accounting treatment of these issuances to be a critical audit matter because determining the fair value and related accounting treatment of these issuances involves a high degree of auditor judgement and an increased extent of effort to evaluate the Company’s conclusions.

Our audit procedures related to the conclusions associated with the valuation and accounting treatment for these issuances involved the following procedures, among others:

●	We obtained management’s pricing model for the various issuances and tested the significant inputs of the pricing model used to determine the fair value of these items.

●	We reviewed the underlying agreements supporting these issuances and agreed the terms of the issuances to the pricing used by management.

●	We recomputed management’s fair value estimate using a similar pricing model to ensure the output was consistent with management’s pricing model output.

/s/ Beckles & Co., Inc.

We have served as the Company’s auditor since 2024.

West Palm Beach, Florida

August 21, 2025

OpGen, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,310,653	$1,151,823
Accounts receivable, net	29,258	103,316
Prepaid expenses and other current assets	1,309,316	324,735
Total current assets	2,649,227	1,579,874
Property and equipment, net	1,079,275	-
Finance lease right-of-use assets, net	-	138
Operating lease right-of-use assets	825,665	-
Investment in equity securities	5,000,000	-
Deferred offering costs	6,269	-
Other non-current assets	302,262	302,262
Total assets	$9,862,698	$1,882,274

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$245,196	$111,149
Accrued compensation and benefits	62,907	127,601
Accrued liabilities	62,074	135,476
Deferred revenue	-	25,926
Short-term insurance financing	90,278	-
Short-term notes payable	-	10,873,867
Current portion of finance lease liabilities	-	280
Current portion of operating lease liabilities	173,726	147,943
Total current liabilities	634,181	11,422,242
Operating lease liabilities, net of current portion	1,847,889	2,021,616
Total liabilities	2,482,070	13,443,858
Commitments and Contingencies (Note 10)
Stockholders’ equity (deficit):
Series D Preferred stock, $0.01 par value; 10,000,000 shares authorized; 250 shares issued and outstanding at December 31, 2024 and 2023	2	2,500
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,070,779 and 1,282,686 shares issued and outstanding at December 31, 2024 and 2023, respectively	100,708	12,827
Additional paid-in capital	300,780,440	293,991,529
Accumulated deficit	(293,500,522)	(305,493,302)
Accumulated other comprehensive loss	-	(75,138)
Total stockholders’ equity (deficit)	7,380,628	(11,561,584)
Total liabilities and stockholders’ equity (deficit)	$9,862,698	$1,882,274

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023
Revenue
Product sales	$169,373	$2,400,053
Laboratory services	26,776	153,719
Listing sponsorship services	5,000,000	-
Collaboration revenue	-	864,548
Total revenue	5,196,149	3,418,320
Operating expenses
Cost of products sold	31,636	3,084,075
Cost of services	1,575	424,939
Research and development, net	48,820	4,732,851
General and administrative	4,542,025	8,081,664
Sales and marketing	172,238	2,783,268
Impairment of right-of-use asset	-	849,243
Impairment of property and equipment	-	1,231,874
Loss on deconsolidation of subsidiaries	75,138	12,979,061
Total operating expenses	4,871,432	34,166,975
Operating income (loss)	324,717	(30,748,655)
Other income (expense)
Interest and other income, net	371,444	142,488
Interest expense	(7,555)	(1,838,933)
Gain on extinguishment of debt	9,738,487	-
Gain on impairment adjustment	2,079,575	-
Gain on settlement of compensation expenses	570,785	-
Change in fair value of EIB loan guaranty	(908,586)	-
Foreign currency transaction gains (losses)	575	(289,306)
Change in fair value of derivative financial instruments	-	65,876
Total other income (expense)	11,844,725	(1,919,875)
Income (loss) before income taxes	12,169,442	(32,668,530)
Provision for income taxes	(176,662)	-
Net income (loss)	$11,992,780	$(32,668,530)

Net income (loss) allocated to preferred stockholders - basic	(636,742)	-
Net income (loss) available to common stockholders - basic	$11,356,038	$(32,668,530)

Net income (loss)	$11,992,780	$(32,668,530)

Net income (loss) allocated to preferred stockholders - diluted	-	-
Net income (loss) available to common stockholders - diluted	$11,992,780	$(32,668,530)

Earnings (loss) per share attributable to common stockholders
Basic	$2.44	$(41.47)
Diluted	$2.30	$(41.47)

Weighted average shares outstanding
Basic	4,655,225	787,832
Diluted	5,219,902	787,832

Net income (loss)	$11,992,780	$(32,668,530)
Other comprehensive income (loss) - foreign currency translation	-	720,702
Comprehensive income (loss)	$11,992,780	$(31,947,828)

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2022	289,992	$2,900	-	$-	$281,193,260	$(795,840)	$(272,824,772)	$7,575,548
Offering of common stock and warrants, net of issuance costs	908,204	9,082	-	-	12,032,086	-	-	12,041,168
Offering of preferred stock, net of issuance costs	-	-	250	2,500	247,500	-	-	250,000
Issuance of RSUs	3,465	35	-	-	(35)	-	-	-
Stock compensation expense	-	-	-	-	235,974	-	-	235,974
Cash bonus taken in the form of stock compensation	-	-	-	-	283,554	-	-	283,554
Share cancellation	(220)	(2)	-	-	2	-	-	-
Share issuance	81,245	812	-	-	(812)	-	-	-
Foreign currency translation	-	-	-	-	-	720,702	-	720,702
Net loss	-	-	-	-	-	-	(32,668,530)	(32,668,530)
Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Offering of preferred stock, net of issuance costs	-	-	3,000,000	30,000	2,920,217	-	-	2,950,217
Conversion of preferred stock into common stock	7,200,000	72,000	(3,000,000)	(30,000)	(42,000)	-	-	-
Issuance of common stock pursuant to equity line of credit, net of issuance costs	1,079,109	10,791	-	-	1,977,568	-	-	1,988,359
Issuance of RSUs	63,721	637	-	-	(637)	-	-	-
Stock compensation expense	-	-	-	-	602,433	-	-	602,433
Settlement of deferred compensation and severance in the form of an equity issuance	440,028	4,400	-	-	1,328,885	-	-	1,333,285
Share cancellation	(3)	-	-	-	-	-	-	-
Share issuance	5,238	53	-	-	(53)	-	-	-
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income	-	-	-	-	-	-	11,992,780	11,992,780
Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$(293,500,522)	$7,380,628

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,992,780	$(32,668,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	174,773	1,318,597
Noncash interest expense	-	1,741,422
Change in inventory reserve	(54,830)	797,840
Stock compensation expense	602,433	235,974
Loss on sale of equipment	-	10,288
Cash bonus taken in the form of stock compensation	-	283,554
Loss on deconsolidation of subsidiaries	75,138	12,979,061
Change in fair value of derivative financial instruments	-	(64,259)
Change in fair value of EIB loan guaranty	(10,873,867)	-
Gain on impairment adjustment	(2,079,575)	-
Gain on settlement of compensation expense	(570,785)	-
Impairment of right-of-use asset	-	849,243
Impairment of property and equipment	-	1,231,874
Changes in operating assets and liabilities:
Accounts receivable	74,058	39,115
Inventory	54,830	748,445
Other assets	(4,657,565)	(259,173)
Accounts payable	134,047	(24,158)
Accrued compensation and other liabilities	284,745	(1,612,944)
Deferred revenue	(25,926)	74,109
Net cash used in operating activities	(4,869,744)	(14,319,542)
Cash flows from investing activities:
Purchases of property and equipment	-	(800,412)
Net cash used in investing activities	-	(800,412)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	-	12,041,168
Proceeds from issuance of common stock, net of issuance costs	1,988,359	-
Proceeds from issuance of preferred stock, net of issuance costs	2,950,217	250,000
Proceeds from short-term insurance financing	300,926	-
Payments on short-term insurance financing	(210,648)	-
Payments on debt	-	(3,914,490)
Payments on finance lease obligations	(280)	(3,364)
Net cash provided by financing activities	5,028,574	8,373,314
Effects of exchange rates on cash	-	265,066
Net increase (decrease) in cash, cash equivalents and restricted cash	158,830	(6,481,574)
Cash and cash equivalents and restricted cash at beginning of year	1,454,085	7,935,659
Cash and cash equivalents and restricted cash at end of year	$1,612,915	$1,454,085
Supplemental disclosure of cash flow information
Cash paid for interest	$7,555	$1,424,140
Supplemental disclosures of non-cash investing and financing activities
Settlement of deferred compensation and severance	$1,333,285	$-
Issuance of common stock upon conversion of preferred stock	$2,950,217	$-
Right-of-use assets acquired through operating leases	$-	$801,321
Purchased equipment not yet paid for	$-	$108,715

See accompanying notes to consolidated financial statements.

OpGen, Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. In April 2020, OpGen completed a business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands, pursuant to which the Company acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis GmbH”), and certain other assets and liabilities of Curetis N.V., including Ares Genetics GmbH (“Ares Genetics”), a wholly-owned subsidiary of Curetis GmbH (together, “Curetis”).

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

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, but he currently maintains a role as President. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024. As of September 30, 2024, no shares of Series E Preferred Stock remain outstanding. Upon conversion, such shares of Series E Preferred Stock resumed the status of authorized but unissued shares of undesignated preferred stock of the Company.

Under the direction of AEI Capital Ltd., the Company has continued scaling down legacy operations. The Company has repositioned itself and established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce”), which has launched a new business offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities and capital table management (see Note 13).

The Company’s headquarters and principal operations were located at 9717 Key West Avenue, Suite 100, in Rockville, Maryland, through the end of the first quarter of 2024. Upon assignment of the Company’s lease, the Company operates virtually. The Company operates in one business segment.

Note 2 – Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but going forward, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital Ltd. Through the Company’s financing efforts, which include, among others, securities purchase agreements, warrant inducement agreements, and public offerings, the Company has received gross proceeds of approximately $13.3 million and $5.0 million in 2023 and 2024, respectively.

Although the Company has cash and cash equivalents of $1.3 million as of December 31, 2024, in August 2024, the Company and AEI Capital Ltd. entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd. shares of common stock having an aggregate value of up to $3.0 million. The purchase price for any shares sold under the August 2024 Securities Purchase Agreement is the closing sales price on the Nasdaq Capital Market of the Company’s common stock as of the date immediately prior to the date of sale. In addition, in October 2024, the Company and AEI Capital Ltd. entered into a First Amendment (the “Amendment”) to the August 2024 Securities Purchase Agreement. The Amendment amended the August 2024 Securities Purchase Agreement by: (1) granting the Company the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the Purchase Agreement until December 31, 2025. As of December 31, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. Accordingly, the Company has the right, in its discretion, to sell to AEI Capital Ltd., at any time prior to December 31, 2025, shares of common stock, par value $0.01 per share (the “Shares”), of the Company having an aggregate value of up to an additional $7.0 million. As a result, the Company believes that its current cash and its access to additional cash under the August 2024 Securities Purchase Agreement will allow the Company to fund operations in excess of 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities will be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq will ultimately file a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) that will remove the Company’s securities from listing on Nasdaq. The filing of the Form 25 had been stayed pending the Company’s appeal of the Panel’s decision to the Listing Council. The Company’s shares of common stock will continue trading on the OTC Markets under the symbol “OPGN” following the filing of the Form 25 with the Commission. Consistent with the Listing Council’s decision, the Listing Council welcomes the Company’s application for relisting and the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated. The consolidated financial statements for the year ended December 31, 2023 include the income statement activity for Curetis and Ares Genetics, the Company’s former subsidiaries, prior to their deconsolidation. The consolidated financial statements for the year ended December 31, 2024 include the balance sheet and income statement activity for CapForce, the Company’s wholly-owned subsidiary.

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

Foreign Currency

Curetis and Ares Genetics in prior years, and CapForce in the current year and going forward, are foreign operating subsidiaries of the Company, each of which use currencies other than the U.S. dollar as their functional currency. As a result, all assets and liabilities of the subsidiaries were translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items were translated at the average exchange rates prevailing during the reporting period. Translation adjustments were reported in accumulated other comprehensive income (loss), a component of stockholders’ equity. Foreign currency translation adjustments were the sole component of accumulated other comprehensive income (loss) at December 31, 2023.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net income (loss). Unless otherwise noted, all references to “$” or “dollar” refer to the United States dollar.

Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, inducement expense related to warrant repricing, stock-based compensation, allowances for credit losses and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

Segment Reporting

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM is assisted in his responsibilities of making decisions regarding resource allocation and performance assessment by the leadership team.

The Company views its operations and manages its business as one operating segment, focused on repositioning itself by offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges and entering the financial technology industry with a focus on developing and supporting advanced digital investment banking activities, cross-border securities trading, advanced computational model-enabled investment banking advisory, asset management services, and FinTech-enabled capital table management. Segment profit or loss is measured as the Company’s net income (loss) as reported on the Company’s Statement of Operations. The Company monitors its cash and cash equivalents, as reported on the Company’s Balance Sheets, to determine funding for its activities.

In 2024, the CODM assessed Company performance through revenue goals and the achievement of integration objectives and cost optimization initiatives. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, receivables, investments, accounts payable, deferred revenue and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At December 31, 2024 and 2023, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in other noncurrent assets on the accompanying consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$1,310,653	$1,151,823
Restricted cash	302,262	302,262
Total cash and cash equivalents and restricted cash in the consolidated statements of cash flows	$1,612,915	$1,454,085

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for credit losses was $0 as of December 31, 2024 and 2023.

At December 31, 2024, the Company had accounts receivable from one customer which individually represented 93% of total accounts receivable. At December 31, 2023, the Company had accounts receivable from three customers which individually represented 39%, 26%, and 10% of total accounts receivable, respectively. For the year ended December 31, 2024, revenue earned from the one customer represented 96% of total revenues. For the year ended December 31, 2023, revenue earned from three customers represented 24%, 19%, and 13% of total revenues, respectively.

At December 31, 2022, the Company had accounts receivable totaling $514,372.

Investments in equity securities

The Company currently has a single investment in equity securities issued by a privately held entity. In the fourth quarter of 2024, CapForce performed part of the listing sponsorship and consulting services and completed the first performance obligation within the Engagement Agreement with the Client, generating proceeds of $5.0 million in the Client’s equity (see Note 5). The Company has elected to account for this investment using the measurement alternative as the investment does not have a readily determinable fair value. Pursuant to this alternative, the investment will be carried at its estimated fair value calculated as its cost minus any impairment. The Company will adjust the investment to fair value only when it identifies observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will evaluate the investment at each reporting period to determine whether the investment is impaired.

Inventory

Inventories are valued using the first-in, first-out method and stated at the lower of cost or net realizable value and consist of the following:

	December 31,
	2024	2023
Finished goods	$1,225,975	$1,280,805
Total, gross	1,225,975	1,280,805
Less inventory reserve	(1,225,975)	(1,280,805)
Total, net of inventory reserve	$-	$-

Inventory is entirely made up of Unyvero system instruments and components.

The Company periodically reviews inventory quantities on hand and analyzes the provision for excess and obsolete inventory based primarily on product expiration dating and its estimated sales forecast, which is based on sales history and anticipated future demand. The Company’s estimates of future product demand may not be accurate, and it may understate or overstate the provision required for excess and obsolete inventory. Accordingly, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and results of operations. Based on the Company’s assumptions and estimates, inventory reserves for obsolescence, expirations, and slow-moving inventory were $1,225,975 and $1,280,805 at December 31, 2024 and December 31, 2023, respectively. Due to the insolvency proceedings and deconsolidation of the Company’s subsidiaries, the Company reserved for the full value of its inventory at December 31, 2024 and 2023 given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-lived assets

Property and equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated service lives range from three to ten years. Depreciation expense for property and equipment was $151,057 and $584,230 for the years ended December 31, 2024 and 2023, respectively. Property and equipment consisted of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Laboratory and manufacturing equipment	$614,036	$614,036
Office furniture and equipment	207,164	207,164
Computers and network equipment	245,983	245,983
Leasehold improvements	1,627,998	397,666
	2,695,181	1,464,849
Less accumulated depreciation	(1,615,906)	(1,464,849)
Property and equipment, net	$1,079,275	$-

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which we can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that its property and equipment, including leasehold improvements and computer and networking equipment, at its Rockville, MD office was impaired due to the Company’s financial condition and the impairment of the Company’s ROU lease asset. As a result, the Company recorded an impairment charge in the amount of $1,231,874. In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment, adjusting the balance as of the beginning of the period to $1,230,332 following the Company’s identification of a subtenant. During the year ended December 31, 2024, the Company determined that its property and equipment was not impaired.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. During the year ended December 31, 2023, the Company determined that its operating lease right-of-use asset for its Rockville, MD office was impaired due to the Company’s inability to support the lease given its financial position. As a result, the Company recorded an impairment charge in the amount of $849,243. In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s operating lease right-of-use asset, adjusting the balance as of the beginning of the period to $849,243 following the Company’s identification of a subtenant. The Company did not identify any impaired ROU assets during the year ended December 31, 2024.

Intangible assets

Intangible assets consist of finite-lived and indefinite-lived intangible assets.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. All the Company’s finite-lived intangible assets with net balances were held by Curetis and Ares Genetics. As a result of the insolvency filings for Curetis and Ares Genetics and the associated deconsolidation of all balance sheet balances related to these entities in 2023, the Company does not have any finite-lived or indefinite-lived intangible asset balances as of December 31, 2024.

Total amortization expense of intangible assets was $0 and $624,240 for the years ended December 31, 2024 and 2023, respectively. Due to the removal of the intangible assets of Curetis and Ares Genetics in 2023 and the Company’s absence of intangible assets as of December 31, 2024, the Company does not currently anticipate any future amortization of intangible assets.

Revenue recognition

During the years ended December 31, 2024 and 2023, the Company derived revenues from (i) listing sponsorship and consultancy services, (ii) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel test products, and SARS CoV-2 tests, (iii) providing laboratory services, and (iv) providing collaboration services including funded software arrangements, license arrangements, and the FIND NGO collaboration on our Unyvero A30 platform.

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

Government grant agreements and research incentives

Prior to the repositioning of the business, the Company entered into arrangements with governmental entities for the purposes of obtaining funding for research and development activities. The Company recognized funding from grants and research incentives received through its subsidiary, Ares Genetics, from Austrian government agencies in the consolidated statements of operations and comprehensive loss in the period during which the related qualifying expenses are incurred, provided that the conditions under which the grants or incentives were provided have been met. For grants under funding agreements and for proceeds under research incentive programs, the Company recognized grant and incentive income in an amount equal to the estimated qualifying expenses incurred in each period multiplied by the applicable reimbursement percentage. The Company classified government grants received under these arrangements as a reduction to the related research and development expense incurred. The Company analyzed each arrangement on a case-by-case basis. For the years ended December 31, 2024 and 2023, the Company recognized $0 and $301,575, respectively, as reductions of research and development expense related to Ares Genetics’ government grant arrangements. As of December 31, 2024 and 2023, the Company had earned but not yet received $0 related to these agreements and incentives included in prepaid expenses and other current assets. As of December 31, 2024, the Company does not have any active grants.

Research and development costs, net

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries and related expenses for personnel, other resources, laboratory supplies, development materials, fees paid to consultants and outside service partners, net of funding received from government grants and research initiatives.

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

Expected term

The expected term of a stock option grant is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of 10 years. The Company uses the simplified method to estimate the expected term of stock options, as permitted by SAB No. 107 and SAB No. 110, due to limited historical exercise data. Under this method, the expected term is calculated as the midpoint between the vesting period and the contractual term. Accordingly, the Company estimates an expected term of 5.75 years for options with a standard two-year vesting period and 6.25 years for options with a standard four-year vesting period. Over time, management will track actual terms of the options and adjust their estimate accordingly so that estimates will approximate actual behavior for similar options.

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

The Company had federal net operating loss (“NOL”) carryforwards of $227,148,055 at December 31, 2024. NOL’s created prior to 2018 began expiring in 2022 while those created 2018 and after do not expire. Despite the existence of federal NOL’s, the Company may have state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

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

The Company has calculated basic and diluted earnings (loss) per share for the years ended December 31, 2024 and 2023 as follows:

	Basic		Diluted
	Year ended December 31,		Year ended December 31,
	2024	2023	2024	2023
Net income (loss)	$11,992,780	$(32,668,530)	$11,992,780	$(32,668,530)
Net income allocated to preferred stockholders	(636,742)	-	-	-
Net income (loss) available to common stockholders	$11,356,038	$(32,668,530)	$11,992,780	$(32,668,530)

Basic weighted average shares outstanding	4,655,225	787,832	4,655,225	787,832

Dilutive effect of preferred stock			564,677	-
Dilutive weighted average shares outstanding			5,219,902	787,832
Earnings (loss) per share	$2.44	$(41.47)	$2.30	$(41.47)

The number of anti-dilutive shares consisting of shares of common stock underlying (i) common stock options, (ii) restricted stock units, (iii) preferred stock, and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share was 1.3 million and 1.2 million as of December 31, 2024 and 2023, respectively.

Adopted accounting pronouncements

In January 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The new standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. See the Segment Reporting section within Note 3.

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification (ASC) Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. This guidance was adopted January 1, 2023 and did not have a material impact on the Company’s financial position or results of operations.

Recently issued accounting standards

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for the Company’s fiscal year ending December 31, 2025. The guidance does not affect recognition or measurement in the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05: Financial Instruments-Credit Losses which amends topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for the Company’s fiscal year ending December 31, 2026 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its consolidated financial statements.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 – Revenue from Contracts with Customers

Disaggregated Revenue

The Company provided listing sponsorship and consulting services to growth-stage private companies, diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers, and entered into collaboration agreements with government agencies, non-governmental organizations, and healthcare providers. The revenues by type of service consist of the following:

	Years Ended December 31,
	2024	2023
Product sales	$169,373	$2,400,053
Laboratory services	26,776	153,719
Listing sponsorship services	5,000,000	-
Collaboration revenue	-	864,548
Total revenue	$5,196,149	$3,418,320

Revenues by geography are as follows:

	Years Ended December 31,
	2024	2023
Domestic	$196,149	$678,093
International	5,000,000	2,740,227
Total revenue	$5,196,149	$3,418,320

Deferred revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2022	$142,061
Contracts with customers	74,109
Recognized in the current period	(144,196)
Currency translation adjustment	(46,048)
Balance at December 31, 2023	25,926
Recognized in the current period	(21,096)
Refunded to customers in the current period	(4,830)
Balance at December 31, 2024	$-

Note 5 – Investment in equity securities

On January 2, 2024, AEI Capital Ltd., the Company’s controlling stockholder (“AEI Capital”), entered into a Letter of Engagement with a privately held company (the “Client”), pursuant to which AEI Capital agreed to provide certain listing advisory services relating to the preparation and facilitation of an initial public offering for the Client (the “Engagement Agreement”). In consideration for such services, AEI Capital is entitled to receive a fee consisting of: (i) 3.5% of the outstanding equity interests of the Client (the “Equity Consideration”) and (ii) $200,000 (the “Cash Consideration,” and collectively, with the Equity Consideration, the “Consideration”).

On October 2, 2024, CapForce, which was organized by the Company for purposes of repositioning itself as a new business in the digital investment banking industry powered by financial technology, entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within Clause 3.1 of the Engagement Agreement for the advisory fee equivalent to 2.1% of the outstanding equity interests of the Client and $120,000 to CapForce. As a result, pursuant to the Assignment Agreement, CapForce performed part of the listing sponsorship and consulting services in the fourth quarter of 2024 and completed the first performance obligation within the Engagement Agreement, generating proceeds of $5.0 million in the Client’s equity.

John Tan Honjian, the CEO of AEI Capital Ltd. and OpGen, Inc., serves as a member of the Board of Directors of the Client, making the Client a related party. The Engagement Agreement and Assignment Agreement were conducted in the ordinary course of business and on terms comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationship and concluded that appropriate governance and conflict of interest procedures were followed.

As of December 31, 2024, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of December 31, 2024, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

As of December 31, 2024, the Company estimated the fair value of the investment based on an anticipated initial public offering by the Client expected to occur within the next twelve months. The estimated valuation is derived from pricing and valuation metrics provided by the issuer and underwriters in connection with the planned initial public offering. This estimate is subject to significant judgment and market risk and is not based on observable inputs. In the event the final initial public offering valuation results in proceeds to the Company of less than $5.0 million for these shares of equity securities, the Client has contractually agreed to issue additional shares to the Company to ensure that the total value of the equity consideration received for this first performance obligation equals $5.0 million.

Note 6 – Fair value measurements

The carrying value of short-term instruments, including cash and cash equivalents, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments. The Company has elected to account for its single investment using the measurement alternative and it is considered a financial instrument accounted for at fair value on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

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

During the year ended December 31, 2024, the Company has not transferred any assets between fair value measurement levels.

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

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB (see Note 7). Curetis drew down two tranches of €10.0 million and €3.0 million in April 2017 and June 2018, respectively, and in June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million tranche, the parties agreed on a 2.1% participation percentage interest (“PPI”). Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. On July 9, 2020, the Company negotiated an amendment to the EIB debt financing facility. As part of the amendment, the parties adjusted the PPI percentage applicable to the previous EIB tranche of €5.0 million which was funded in June 2019 from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity. On May 23, 2022, the Company entered into a Waiver and Amendment Letter which increased the PPI to 0.75% upon maturity. This right constituted an embedded derivative, which is separated and measured at fair value with changes being accounted for through profit or loss. The Company determines the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

Following Curetis’ insolvency filing, on November 20, 2023, Curetis received a termination notice from the EIB terminating the Standstill Agreement effective as of November 20, 2023. On December 4, 2023, the Company received a notice from the EIB stating that Curetis is in default of the Finance Contract as a result of, among other things, Curetis’ failure to repay when due certain outstanding indebtedness under the Finance Contract. Pursuant to the Guarantee and Indemnity Agreement, dated July 9, 2020, between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB under the Finance Contract and reserved all its other rights and remedies in connection with the Finance Contract. The Company determined the fair value of the PPI using the Monte Carlo simulation model as of December 31, 2023, but as the EIB demanded that OpGen immediately repay the aggregate amount of principal, accrued interest and all other amounts owed, the Company included the PPI component along with the principal and interest in short-term notes payable as of December 31, 2023, and with the EIB indebtedness paid and settled in August 2024 (see Note 7), the PPI liability is $0 as of December 31, 2024.

The fair value of level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 was as follows:

Description	Balance at December 31, 2022	Change in Fair Value	Effect of Foreign Exchange Rates	Balance at December 31, 2023
Participation percentage interest liability	$99,498	$(65,876)	$(33,622)	$-
Total revenue	$99,498	$(65,876)	$(33,622)	$-

Financial assets and liabilities carried at fair value on a non-recurring basis

As mentioned in Note 5, as of December 31, 2024, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of December 31, 2024, no fair value adjustments have been recognized, nor have there been any impairment charges.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and intangible assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. During the year ended December 31, 2023, the Company recorded impairment expense of $1,231,874 related to its property and equipment (see Note 3) and $849,243 related to its operating lease right-of-use asset (see Note 3). In the Company’s Amended Form 10-Q for the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, adjusting the balances as of the beginning of the period to $1,230,332 and $849,243, respectively, following the Company’s identification of a subtenant (see Note 3). During the year ended December 31, 2024, the Company did not record any such impairment expenses.

Note 7 – Debt

EIB Loan Facility

In 2016, Curetis entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the EIB. The funding could be drawn in up to five tranches within 36 months of entry into the contract, under the EIB amendment, and each tranche was to be repaid upon maturity five years after draw-down.

In April 2017, Curetis drew down a first tranche of €10.0 million from this facility. This tranche had a floating interest rate of EURIBOR plus 4% payable after each 12-month-period from the draw-down-date and another additional 6% interest per annum that is deferred and payable at maturity together with the principal. In June 2018, a second tranche of €3.0 million was drawn down. The terms and conditions are analogous to the first tranche. In June 2019, Curetis drew down a third tranche of €5.0 million from the EIB. In line with all prior tranches, the majority of interest is also deferred until repayment upon maturity. In return for the EIB waiving the condition precedent of a minimum cumulative equity capital raised of €15.0 million to disburse this €5.0 million third tranche, the parties agreed on a 2.1% PPI. Upon maturity of the tranche, the EIB would be entitled to an additional payment that is equity-linked and equivalent to 2.1% of the then total valuation of Curetis N.V. As part of the amendment between the Company and the EIB on July 9, 2020, the parties adjusted the PPI percentage applicable to the third EIB tranche of €5.0 million, which was funded in June 2019, from its original 2.1% PPI in Curetis N.V.’s equity value upon maturity to a new 0.3% PPI in OpGen’s equity value upon maturity. This right constituted an embedded derivative, which is separated and measured at fair value with changes being accounted for through income or loss. The EIB debt was measured and recognized at fair value as of the acquisition date. The fair value of the EIB debt was approximately €14.4 million (approximately $15.8 million) as of the acquisition date. The resulting debt discount will be amortized over the life of the EIB debt as an increase to interest expense.

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

Short-term insurance financing

In May 2024, the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provides for financing of $300,926 of the premium, repayments in 10 equal monthly installments of $31,172 each through March 2025 and accrued interest at 7.75%.

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $7,555 and $1,838,933 for the years ended December 31, 2024 and 2023, respectively.

Note 8 – Stockholders’ Equity

As of December 31, 2024, the Company had 100,000,000 shares of authorized common stock, of which 10,070,779 shares were issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 250 were issued and outstanding.

The Company effected one-for-twenty and one-for-ten reverse stock splits on January 5, 2023 and May 20, 2024, respectively. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock splits.

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

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”). Each share of preferred stock was agreed to sell at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The Private Placement was conducted in connection with the negotiation of a potential strategic transaction involving the Company and the investor. The Company intended to use the proceeds from the Private Placement to fund the Company’s operations while it pursued a potential strategic transaction with the investor. Pursuant to the October 2023 Purchase Agreement, the Company filed a certificate of designation (the “Series D Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock in October 2023. The Series D Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Series D Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock (the “stockholder approval”). Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof. The investor funded $250,000 of the expected aggregate gross proceeds of $1.0 million before deducting offering expenses in November 2023. In December 2023, in coordination with the investor, the Company issued 250 shares of Series D Preferred Stock to the investor in consideration for the partial payment. As of December 31, 2024, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction and the investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

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

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024. As of September 30, 2024, no shares of Series E Preferred Stock remain outstanding. Upon conversion, such shares of Series E Preferred Stock resumed the status of authorized but unissued shares of undesignated preferred stock of the Company. Upon receipt of the funding from AEI Capital Ltd. and pursuant to the Settlement Agreements with the EIB and Curetis and the March 2024 Purchase Agreement, the Company paid and settled its outstanding indebtedness with the EIB and Curetis. Settlement with EIB also terminated that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB.

In August 2024, the Company entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., pursuant to which the Company had the right, in its discretion, to sell to AEI Capital Ltd., at any time prior to September 30, 2024, shares of common stock, par value $0.01 per share (the “Shares”), of the Company having an aggregate value of up to $3.0 million (the “Financing”). The Company will control the timing and amount of any sales of Shares pursuant to the August 2024 Securities Purchase Agreement. As of December 31, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. In October 2024, the Company and AEI Capital Ltd. entered into a First Amendment to the August 2024 Securities Purchase Agreement (the “Amendment”). The Amendment amended the August 2024 Securities Purchase Agreement by: (1) granting the Company the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the August 2024 Securities Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the August 2024 Securities Purchase Agreement until December 31, 2025.

Stock options

In April 2015, the Company adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”); the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s initial public offering in May 2015. Following the effectiveness of the 2015 Plan, no further grants will be made under the prior 2008 Stock Option and Restricted Stock Plan. The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for the grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants.

Under the 2015 Plan, the aggregate number of shares of the common stock authorized for issuance may not exceed (1) 271 plus (2) the sum of the number of shares subject to outstanding awards under the 2008 Plan as of the 2015 Plan’s effective date, that are subsequently forfeited or terminated for any reason before being exercised or settled, plus (3) the number of shares subject to vesting restrictions under the 2008 Plan as of the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan will be automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (1) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (2) another lesser amount determined by the Company’s Board of Directors. Following Board of Director approval, 48,058 shares were automatically added to the 2015 Plan in 2024. Shares subject to awards granted under the 2015 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2015 Plan. However, shares that have actually been issued shall not again become available unless forfeited. As of December 31, 2024, no shares remain available for issuance under the 2015 Plan.

For the years ended December 31, 2024 and 2023, the Company recognized share-based compensation expense as follows:

	Years Ended December 31,
	2024	2023
Cost of services	$-	$(442)
Research and development	48,820	(10,647)
General and administrative	549,216	333,863
Sales and marketing	4,397	(86,800)
	$602,433	$235,974

No income tax benefit for share-based compensation arrangements was recognized in the consolidated statements of operations and comprehensive income (loss) due to the Company’s net taxable loss position for the year ended December 31, 2024.

As of December 31, 2024, the Company does not have any unrecognized expense related to its stock options.

A summary of the status of options granted is presented below as of and for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	10,761	$934.50	7.9	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(420)	$299.80
Expired	(717)	$1,012.10
Outstanding at December 31, 2023	9,624	$1,064.84	6.8	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(892)	$314.61
Expired	(8,594)	$1,158.04
Outstanding at December 31, 2024	138	$110.26	7.5	$-
Vested and expected to vest	138	$110.26	7.5	$-
Exercisable at December 31, 2024	138	$110.26	7.5	$-

The total fair value of options vested in the years ended December 31, 2024 and 2023 was $180,100 and $646,606, respectively.

Restricted stock units

A summary of the status of restricted stock units granted is presented below as of and for the years ended December 31, 2024 and 2023:

	Number of units	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,291	$173.30
Granted	10,050	$1.06
Vested	(3,465)	$181.63
Forfeited	(2,550)	$19.70
Unvested at December 31, 2023	8,326	$20.55
Granted	250,783	$2.83
Vested	(63,721)	$7.12
Forfeited	(5,151)	$27.28
Unvested at December 31, 2024	190,237	$1.74

As of December 31, 2024, there were approximately $282,237 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.87 years.

Stock purchase warrants

At December 31, 2024 and 2023, the following warrants to purchase shares of common stock were outstanding:

	Exercise		Outstanding at December 31,
Issuance	Price	Expiration	2024	2023
February 2015	$660,000.00	February 2025	3	3
October 2019	$400.00	October 2024	-	1,770
October 2019	$520.00	October 2024	-	1,175
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.79	(1)	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,092,572	1,095,517

The warrants listed above were issued in connection with various equity, debt, or development contract agreements.

(1)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. Once exercisable, the warrants will expire on the five-year anniversary of the date of such stockholder approval.

Note 9 – Income Taxes

The Company’s provision for income taxes consists of the following for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Current income tax provision
Federal	$-	$-
State	26,768	-
Foreign	149,894	-
Total	176,662	-
Deferred income tax provision
Federal	-	-
State	-	-
Foreign	-	-
Total	-	-
Total provision for income taxes	$176,662	$-

The Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
NOL carryforward	$85,790,968	$89,055,237
R&D credit carryforward	2,559,479	2,559,479
Share-based compensation	893,280	729,693
Interest expense	-	-
ROU liabilities	545,917	553,374
Deconsolidation of subsidiary	18,171,409	17,161,363
Accruals and other	4,148,610	605,455
Total deferred tax assets	112,109,663	110,664,601
Valuation allowance	(111,592,614)	(110,358,421)
Deferred tax liabilities:
Intangible assets	-	-
ROU assets	(222,963)	(35)
Depreciation	(294,086)	(306,145)
Net	$-	$-

The difference between the Company’s expected income tax provision (benefit) from applying federal statutory tax rates to the pre-tax loss and actual income tax provision (benefit) relates to the effect of the following:

	2024	2023
Federal income tax benefit at statutory rates	21.0%	21.0%
Permanent adjustment	11.3%	(0.1)%
Provision to return adjustment	1.0%	0.2%
State income tax benefit, net of federal benefit	3.6%	10.7%
Foreign rate differential	(8.5)%	(11.6)%
Adjustment on deferred foreign intangible	(30.8)%	0.0%
Foreign income tax	1.2%	0.0%
Lost or expired NOLs	5.4%	(7.0)%
Blended state tax rate change effect on deferrals	(10.7)%	0.0%
Change in valuation allowance	10.1%	(13.2)%
Other	(2.1)%	0.0%
Total	1.5%	0.0%

Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s net deferred tax assets were not realizable as of December 31, 2024 and 2023. Accordingly, a valuation allowance has been recorded to offset the net deferred tax assets in their entirety.

The Company has federal NOL carryforwards of $227.1 million and $241.1 million at December 31, 2024 and 2023, respectively. The NOL carryforwards incurred prior to 2018 began expiring in 2022. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), most of the provisions of which took effect starting in 2018. Under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. Utilization of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Code, defined earlier. There can be no assurance that the NOL carryforwards will ever be fully utilized. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code, as amended. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

The Tax Act amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $2.1 million of R&D expenses incurred as of December 31, 2024.

Note 10 – Commitments and Contingencies

Registration and other stockholder rights

In connection with various investment transactions, the Company entered into certain registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Note 11 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of December 31, 2024 and 2023:

Lease Classification	December 31, 2024	December 31, 2023
ROU assets:
Operating	$825,665	$-
Financing	-	138
Total ROU assets	$825,665	$138
Liabilities
Current:
Operating	$173,726	$147,943
Finance	-	280
Noncurrent:
Operating	1,847,889	2,021,616
Finance	-	-
Total lease liabilities	$2,021,615	$2,169,839

Maturities of lease liabilities for the Company’s lone operating lease as of December 31, 2024 by year are as follows:

Maturity of Lease Liabilities	Operating	Finance	Total
2025	$368,179	$-	$368,179
2026	378,279	-	378,279
2027	388,682	-	388,682
2028	399,388	-	399,388
2029	410,397	-	410,397
Thereafter	927,902	-	927,902
Total lease payments	2,872,827	-	2,872,827
Less: interest	(851,212)	-	(851,212)
Present value of lease liabilities	$2,021,615	$-	$2,021,615

Consolidated statements of operations classification of lease costs as of the years ended December 31, 2024 and 2023 are as follows:

		Years ended December 31,
Lease Cost	Classification	2024	2023
Operating	Operating expenses	$233,984	$582,001
Finance:
Amortization	Operating expenses	280	3,362
Interest expense	Other expenses	-	-
Total lease costs		$234,264	$585,363

Other lease information as of December 31, 2024 is as follows:

Other Information	Total
Weighted average remaining lease term (in years)
Operating leases	7.2
Finance leases	-
Weighted average discount rate:
Operating leases	10.0%
Finance leases	-

Supplemental cash flow information as of the years ended December 31, 2024 and 2023 is as follows:

Supplemental Cash Flow Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities
Operating leases	$233,984	$582,001
Finance leases	$-	$-
Cash used in financing activities
Finance leases	$280	$3,364
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$801,321

Note 12 – License Agreements, Research Collaborations and Development Agreements

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

Under the terms of the original agreement, Qiagen, in exchange for an up-front licensing payment, received an exclusive RUO license to develop and commercialize general bioinformatics offerings and services for AMR research use only, based on Ares Genetics’ database on the genetics of antimicrobial resistance, ARESdb, as well as on the ARES bioinformatics AMR toolbox, AREStools. Under the agreement, the parties agreed to a mid-single-digit percentage royalty rate on Qiagen net sales, which is subject to a minimum royalty rate that steps up upon certain achieved milestones, which is payable to Ares Genetics. The parties also agreed to further modest six-figure milestone payments upon certain product launches. The contract was subsequently amended in May 2021 to a non-exclusive license and a flat annual license fee as well as a royalty percentage on potential future panel-based products that are developed by Qiagen. Following the insolvency filings of Curetis and Ares Genetics, the Company will no longer benefit from this strategic licensing agreement.

Siemens

In 2016, Ares Genetics acquired the GEAR assets from Siemens Technology Accelerator GmbH (“STA”), providing the original foundation to ARESdb. Under the agreement with STA, Ares Genetics incurs royalties on revenues from licensed product sales or sublicensing proceeds. Royalty rates under the Siemens agreement range from 1.3% to 40% depending on the specifics of the licenses and rights provided by Ares Genetics to third parties and whether such third parties may have been originally introduced by Siemens to Ares Genetics. The total net royalty expense related to this agreement was $9,546 for the year ended December 31, 2023. Following Ares Genetics’ insolvency filing in 2023, the Company will no longer generate licensed product sales or sublicense revenues nor incur royalty expenses related to the Siemens GEAR assets.

Foundation for Innovative New Diagnostics (FIND)

On September 20, 2022, Curetis GmbH and FIND entered into a research and development collaboration agreement for a total amount due to Curetis of €0.7 million to develop a simple to use molecular diagnostic test for identification of pathogens and antibiotic resistances in positive blood cultures for deployment in low- and middle-income countries (“LMICs”). On April 4, 2023, the Company entered into an amendment to its research and development collaboration agreement with FIND to expand the deliverables in exchange for an additional €0.13 million in milestone payments (“Amendment 1”). The additional deliverables were completed by June 30, 2023. Following successful completion of the feasibility phase of the collaboration, including the additional deliverables, FIND and Curetis, on August 1, 2023, extended the research and development collaboration agreement through May 31, 2024, to include AMR assay and cartridge development, analytical testing, and software development for an additional €0.5 million (“Amendment 2”). The Company recognized revenues of $0.6 million from the FIND collaboration for the year ended December 31, 2023. Following Curetis’ insolvency filing in 2023, the Company will no longer benefit from this collaboration agreement.

Note 13 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

Other than as disclosed in this Note 13 and as was disclosed in Note 1 to the accompanying consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying consolidated financial statements.

On April 3, 2025, CapForce entered into a Joint Venture Agreement (the “JV Agreement”) with the European Credit Investment Bank (“ECIB”), a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross border stock trading platform; (ii) a FinTech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce will be entitled to receive 80% of the profits of the Joint Venture if the Joint Ventures revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce will retain contractual control over the Joint Venture, including for accounting consolidation purposes.