Form 10-Q
period 2025-03-31
OPGEN INC
filed 2025-10-01
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

10,071,286 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of October 1, 2025.

OPGEN, INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this quarterly report, we refer to OpGen, Inc. as the “Company”, “OpGen”, “we”, “our” or “us”. All statements, other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “design”, “intend”, “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;

●	our ability to execute upon and achieve the benefits of the strategic direction under the Company’s new leadership and Board of Directors;

●	our ability to identify and realize the benefits of potential strategic transactions;

●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation;

●	the development of a market for our common stock, which is currently quoted on the OTC Expert Market and eligible only for unsolicited quotes, resulting in the absence of market makers for our common stock;

●	if, once we are current in our filings with the U.S. Securities and Exchange Commission, our common stock is traded on a market other than the OTC Expert Market and a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities may have a significant effect on our stock price;

●	our use of proceeds from capital financing transactions;

●	compliance with the U.S. regulations applicable to our business; and

●	our expectations regarding future revenue and expenses.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. These risks should not be construed as exhaustive and should be read in conjunction with our other disclosures, including but not limited to the risk factors described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K. Other risks may be described from time to time in our filings made under the securities laws. New risks may emerge from time to time. It is not possible for our management to predict all risks. All forward-looking statements in this quarterly report speak only as of the date made and are based on our current beliefs and expectations. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,112,781	$1,310,653
Accounts receivable, net	34,096	29,258
Prepaid expenses and other current assets	1,091,639	1,309,316
Total current assets	2,238,516	2,649,227
Property and equipment, net	1,041,593	1,079,275
Operating lease right-of-use assets	817,377	825,665
Investment in equity securities	5,000,000	5,000,000
Deferred offering costs	6,269	6,269
Intangible assets, net	12,500	-
Restricted cash	302,262	302,262
Total assets	$9,418,517	$9,862,698

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$311,637	$245,196
Accrued compensation and benefits	19,710	62,907
Accrued liabilities	51,539	62,074
Short-term insurance financing	-	90,278
Current portion of operating lease liabilities	180,601	173,726
Total current liabilities	563,487	634,181
Operating lease liabilities, net of current portion	1,800,827	1,847,889
Total liabilities	2,364,314	2,482,070

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Series D Preferred stock, $0.01 par value; 10,000,000 shares authorized; 250 shares issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,071,286 and 10,070,779 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	100,713	100,708
Additional paid-in capital	300,862,143	300,780,440
Accumulated deficit	(293,908,655)	(293,500,522)
Total stockholders’ equity	7,054,203	7,380,628
Total liabilities and stockholders’ equity	$9,418,517	$9,862,698

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Revenue
Product sales	$-	$141,373
Laboratory services	-	26,776
Listing sponsorship services	-	-
Total revenue	-	168,149

Operating expenses
Cost of products sold	-	73,236
Cost of services	-	1,575
Research and development, net	-	25,856
General and administrative	513,344	1,684,151
Sales and marketing	9,502	128,646
Total operating expenses	522,846	1,913,464

Operating loss	(522,846)	(1,745,315)

Other income (expense)
Interest and other income, net	117,845	10
Interest expense	(3,238)	-
Gain on impairment adjustment	-	2,079,575
Change in fair value of EIB loan guaranty	-	(46,584)
Foreign currency transaction gains	106	281
Total other income (expense)	114,713	2,033,282
(Loss) income before income taxes	(408,133)	287,967
Provision for income taxes	-	-
Net (loss) income	$(408,133)	$287,967

Net (loss) income allocated to preferred stockholders	-	(84,462)
Net (loss) income available to common stockholders	$(408,133)	$203,505

(Loss) earnings per share attributable to common stockholders
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.15

Weighted average shares outstanding
Basic	10,071,079	1,284,305
Diluted	10,071,079	1,331,578

Net (loss) income	$(408,133)	$287,967
Other comprehensive income - foreign currency translation	-	75,138
Comprehensive (loss) income	$(408,133)	$363,105

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Issuance of RSUs	21,053	210	-	-	(210)	-	-	-
Stock compensation expense	-	-	-	-	188,237	-	-	188,237
Offering of preferred stock	-	-	200,000	2,000	198,000	-	-	200,000
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income (As Restated)	-	-	-	-	-	-	287,967	287,967
Balances at March 31, 2024 (As Restated)	1,303,739	$13,037	200,250	$2,002	$294,380,054	$-	$(305,205,335)	$(10,810,242)

Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$(293,500,522)	$7,380,628
Stock compensation expense	-	-	-	-	81,708	-	-	81,708
Issuance of RSUs	507	5	-	-	(5)	-	-	-
Net loss	-	-	-	-	-	-	(408,133)	(408,133)
Balances at March 31, 2025	10,071,286	$100,713	250	$2	$300,862,143	$-	$(293,908,655)	$7,054,203

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(408,133)	$287,967
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	45,970	42,235
Change in inventory reserve	-	(13,240)
Stock compensation expense	81,708	188,237
Loss on deconsolidation of subsidiaries	-	75,138
Change in fair value of EIB loan guaranty	-	46,584
Gain on impairment adjustment	-	(2,079,575)
Changes in operating assets and liabilities:
Accounts receivable	(4,838)	65,348
Inventory	-	13,240
Prepaid expenses and other current assets	217,677	97,622
Intangible assets	(12,500)	-
Accounts payable	66,441	80,426
Accrued compensation and benefits	(43,197)	(79,773)
Accrued liabilities	(10,535)	243,110
Short-term insurance financing	(90,278)	-
Operating lease liabilities	(40,187)	(34,014)
Deferred revenue	-	(17,355)
Net cash used in operating activities	(197,872)	(1,084,050)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	-	200,000
Proceeds from short term insurance financing	300,926	-
Payments on short term insurance financing	(300,926)	-
Payments on finance lease obligations	-	(280)
Net cash provided by financing activities	-	199,720

Effects of exchange rates on cash	-	-

Net decrease in cash, cash equivalents and restricted cash	(197,872)	(884,330)
Cash and cash equivalents and restricted cash at beginning of period	1,612,915	1,454,085
Cash and cash equivalents and restricted cash at end of period	$1,415,043	$569,755

Supplemental disclosure of cash flow information
Cash paid for interest	$3,238	$-

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. In April 2020, OpGen completed a business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands, pursuant to which the Company acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis”), and certain other assets and liabilities of Curetis N.V., including Ares Genetics GmbH (“Ares Genetics”), a wholly-owned subsidiary of Curetis GmbH.

From inception until November 2023, OpGen operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis and Ares Genetics, developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs. In November 2023, Curetis and Ares Genetics filed petitions for insolvency in their local jurisdictions. The insolvency filings resulted in the elimination of the Company’s authority and power to act on behalf of the subsidiaries and accordingly, this loss of control resulted in the Company deconsolidating the subsidiaries.

In March 2024, as a result of the Company’s efforts to explore a strategic transaction, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar (see Note 8). In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. Furthermore, in April 2024, the Company entered into an employment agreement with Mr. Lazar, pursuant to which the Company engaged Mr. Lazar to act as its Chief Executive Officer (“CEO”).

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock to AEI Capital Ltd., a private limited company incorporated under the laws of the British Virgin Islands, which forms part of AEI Capital Group, with groupwide assets under management exceeding $3.0 billion (see Note 8). In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2024, but he currently maintains a role as President. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024 (see Note 8).

Under the direction of AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company formed a wholly-owned subsidiary, CapForce International Holdings Ltd.(“CapForce”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities and capital table management.

On May 20, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. All share amounts and per share prices in this quarterly report have been adjusted to reflect the reverse stock split.

Subsequent to the Company’s assignment of its headquarters office lease in April 2024, the Company has operated virtually. The Company operates in one business segment.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but going forward, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital Ltd. Through the Company’s financing efforts, which include, among others, securities purchase agreements, warrant inducement agreements, and public offerings, the Company received gross proceeds of approximately $5.0 million in 2024.

The Company has cash and cash equivalents of $1.1 million as of March 31, 2025. In August 2024, the Company and AEI Capital Ltd. entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd. shares of the Company’s common stock having an aggregate value of up to $3.0 million. The purchase price for any shares sold under the August 2024 Securities Purchase Agreement is the closing sales price on the Nasdaq Capital Market of the Company’s common stock as of the date immediately prior to the date of sale. In addition, in October 2024, the Company and AEI Capital Ltd. entered into a First Amendment (the “Amendment”) to the August 2024 Securities Purchase Agreement providing for: (1) granting the Company the right, at its sole discretion, to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the Purchase Agreement until December 31, 2025. Through March 31, 2025, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. Accordingly, the Company has the right, at its sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2025, up to $7.0 million of additional shares of common stock. As a result, the Company believes that its current cash and its access to additional cash under the August 2024 Securities Purchase Agreement will allow the Company to fund operations in excess of 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq ultimately filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2025 that removed the Company’s securities from listing on Nasdaq. The filing of the Form 25 had been stayed pending the Company’s appeal of the Panel’s decision to the Listing Council. The Company’s shares of common stock are currently traded on the OTC Markets Group Expert Market under the symbol “OPGN.” Consistent with the Listing Council’s decision, the Listing Council welcomes the Company’s application for relisting and the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2024 consolidated balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen as of and for the three months ended March 31, 2025; all intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2025 include the balance sheet and income statement activity for CapForce, the Company’s wholly-owned subsidiary.

Immaterial Out of Period Adjustments

During the three months ended March 31, 2024, the Company identified an immaterial error related to the calculation of preferred stock par value and additional paid-in capital for the Company’s Series D convertible preferred stock that impacted the Company’s previously issued 2023 consolidated financial statements. Management evaluated the effect of the error on the 2023 and 2024 consolidated financial statements and concluded the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out of period adjustment to decrease preferred stock par value and increase additional paid-in capital, each by approximately $2.5 thousand.

During the three months ended March 31, 2024, the Company identified an immaterial error related to the inclusion of balances of accumulated other comprehensive loss representing historic translation adjustments of previously dissolved subsidiaries that impacted the Company’s previously issued 2023 and 2022 consolidated financial statements. Management evaluated the effect of the error on the 2022, 2023, and 2024 consolidated financial statements and concluded the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out of period adjustment to increase the loss on deconsolidation of subsidiaries and decrease accumulated other comprehensive loss, each by approximately $75.1 thousand.

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2024, the Company identified an error relating to the accounting treatment of an indemnification asset in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 (the “Affected Period”). As a result, the Company filed an amended and restated quarterly report on Form 10-Q for the quarter ended March 31, 2024 to correct the error in the Affected Period by adjusting the following information for the three months ended March 31, 2024: (i) removing the previously recorded indemnification asset and gain on lease indemnification; and (ii) changing the accounting estimates related to the Company’s operating lease right-of-use asset and leasehold improvement property and equipment and recording a gain on impairment adjustment associated with the Rockville, Maryland office due to the identification of a subtenant in the three months ended March 31, 2024. In total, the restatement and associated change in accounting estimates resulted in an incremental loss of approximately $0.1 million.

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, inducement expense related to warrant repricing, stock-based compensation, allowances for credit losses and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, deferred tax assets and liabilities and related valuation allowance, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

The CODM assesses Company performance through revenue goals and the achievement of integration objectives and cost optimization initiatives. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Foreign currency

The Company previously had foreign subsidiaries that used currencies other than the U.S. dollar as their functional currencies. As a result, all assets and liabilities of the subsidiaries were translated into U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items were translated at the average exchange rates prevailing during the reporting period. Translation adjustments were reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.

Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net income (loss). Unless otherwise noted, all references to “$” or “dollar” refer to the United States dollar.

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, receivables, investments, accounts payable, deferred revenue, and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At March 31, 2025 and December 31, 2024, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in restricted cash on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,112,781	$1,310,653	$267,493	$1,151,823
Restricted cash	302,262	302,262	302,262	302,262
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,415,043	$1,612,915	$569,755	$1,454,085

Accounts receivable

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The Company concluded no allowance was necessary as of March 31, 2025 and December 31, 2024.

At March 31, 2025, the Company had accounts receivable from one customer that individually represented 94% of total accounts receivable. At December 31, 2024, the Company had accounts receivable from one customer that individually represented 93% of total accounts receivable. The Company did not earn revenues during the three months ended March 31, 2025. For the three months ended March 31, 2024, revenue earned from two customers represented 56% and 11% of total revenues.

Investments in equity securities

The Company currently has a single investment in equity securities issued by a privately held entity. In the fourth quarter of 2024, CapForce performed part of its listing sponsorship and consulting services and completed the first performance obligation within its agreement with a client, generating proceeds of $5.0 million in the client’s equity (see Note 5). The Company has elected to account for this investment using the measurement alternative as the investment does not have a readily determinable fair value. Pursuant to this alternative, the investment is carried at its estimated fair value calculated as its cost minus any impairment. The Company will adjust the investment to fair value only when it identifies observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will evaluate the investment at each reporting period to determine whether the investment is impaired.

Inventory

Inventory is entirely comprised of the remaining Unyvero system instruments and components and is valued using the first in, first out cost method and stated at the lower of cost or net realizable value. The inventory of approximately $1.2 million at March 31, 2025 and December 31, 2024 is fully reserved given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. In the first quarter of 2024, the Company identified and subsequently entered into an agreement with a subtenant for its office space. As a result, the Company had a change in estimate related to the impairment of its leasehold improvements and recognized a gain of $1.2 million in the three months ended March 31, 2024. No impairment was identified during the three months ended March 31, 2025.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As a result of the identification of a subtenant for its office space discussed above, the Company had a change in estimate related to the impairment of its right-of-use asset and recognized a gain of $0.8 million in the three months ended March 31, 2024. No impairment was identified during the three months ended March 31, 2025.

Intangible assets

Intangible assets represent costs incurred related to the Company’s proprietary platform during the application development stage that are capitalized as finite-lived intangible assets. These costs include external direct costs for infrastructure and services, as well as personnel and related costs for consultants directly involved in the development effort. Once the project is substantially complete and available for use, capitalized costs will be amortized on a straight-line basis over the asset’s estimated useful life.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Revenue recognition

The Company derives revenues primarily from offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges.

Prior to its repositioning, the Company derived revenues from (i) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel systems and test products, and SARS CoV-2 tests, (ii) providing laboratory services, and (iii) providing collaboration services.

The Company analyzes its contracts to determine the appropriate revenue recognition using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) determination of revenue recognition based on timing of satisfaction of the performance obligations.

The Company recognizes revenues upon the satisfaction of its performance obligations (upon transfer of control of promised goods or services to our customers) in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

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

Research and development costs, net

Research and development costs are expensed as incurred. Research and development costs primarily consist of fees to expand and innovate CapForce’s digital investment banking platform, salaries and related expenses for personnel, and fees paid to consultants and outside service providers. Prior to the Company’s repositioning, research and development costs also included laboratory supplies and development materials.

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

The Company had federal net operating loss (“NOL”) carryforwards of approximately $227.1 million at December 31, 2024. NOLs created prior to 2018 began expiring in 2022 while those created 2018 and after do not expire. Despite the existence of federal NOLs, the Company may have state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

Net (loss) income per share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series D and E convertible preferred stock contain non-forfeitable rights to dividends and, therefore, are considered to be participating securities; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the preferred stock and excludes the impact of those shares from the denominator.

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

The Company has calculated basic and diluted (loss) earnings per share for the three months ended March 31, 2025 and 2024 as follows:

	Basic		Diluted
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
		(As Restated)		(As Restated)
Net (loss) income	$(408,133)	$287,967	$(408,133)	$287,967
Net income allocated to preferred stock	-	(84,462)	-	(84,462)
Net (loss) income available to common stockholders	$(408,133)	$203,505	$(408,133)	$203,505

Basic weighted average shares outstanding	10,071,079	1,284,305	10,071,079	1,284,305

Dilutive effect of stock purchase warrants			-	47,273
Dilutive weighted average shares outstanding			10,071,079	1,331,578

(Loss) earnings per share	$(0.04)	$0.16	$(0.04)	$0.15

None of the potential dilutive securities had a dilutive impact during the three months ended March 31, 2025 due to the Company’s net loss.

The number of anti-dilutive shares for the three months ended March 31, 2025 and 2024 consisting of common shares underlying (i) common stock options, (ii) restricted stock units, and (iii) stock purchase warrants which have been excluded from the computation of diluted income per share, was 1.3 million and 1.1 million shares, respectively.

Recently issued accounting standards

In July 2025, the FASB issued ASU No. 2025-05: Financial Instruments-Credit Losses which amends topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). This guidance is effective for the Company’s fiscal year ending December 31, 2026 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its unaudited condensed consolidated financial statements.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides listing sponsorship and consulting services to growth-stage private companies and, prior to its repositioning, the Company provided diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers. The revenues by type of service consist of the following:

	Three Months Ended March 31,
	2025	2024
Product sales	$-	$141,373
Laboratory services	-	26,776
Listing sponsorship services	-	-
Total revenue	$-	$168,149

Revenues by geography are as follows:

	Three Months Ended March 31,
	2025	2024
Domestic	$-	$168,149
International	-	-
Total revenue	$-	$168,149

Deferred revenue

Changes in deferred revenue for the three months ended March 31, 2024 were as follows:

Balance at December 31, 2023	$25,926
Recognized	(12,525)
Refunded to customers	(4,830)
Balance at March 31, 2024	$8,571

Note 5 – Investment in equity securities

On January 2, 2024, AEI Capital Ltd., the Company’s controlling stockholder (“AEI Capital”), entered into a Letter of Engagement with a privately held company (the “Client”), pursuant to which AEI Capital agreed to provide certain listing advisory services relating to the preparation and facilitation of an initial public offering for the Client (the “Engagement Agreement”). In consideration for such services, under the Engagement Agreement, AEI Capital is entitled to receive a fee consisting of: (i) 3.5% of the outstanding equity interests of the Client (the “Equity Consideration”) and (ii) $200,000 (the “Cash Consideration,” and collectively, with the Equity Consideration, the “Consideration”).

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

The CEO of AEI Capital Ltd. and OpGen, Inc. serves as a member of the Board of Directors of the Client, making the Client a related party. The Engagement Agreement and Assignment Agreement were conducted in the ordinary course of business and on terms comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationship and concluded that appropriate governance and conflict of interest procedures were followed.

As of March 31, 2025, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying unaudited condensed consolidated balance sheet. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity.

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

The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of March 31, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

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

For the three months ended March 31, 2025 and 2024, the Company has not transferred any assets between fair value measurement levels.

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

Prior to its settlement in August 2024, the Company accounted for its guaranty of the EIB debt (see Note 7) of its previously consolidated subsidiary, Curetis, at fair value. This fair value, in addition to the principal and interest, included a participation percentage interest (“PPI”) right in the debt. The Company concluded this right constituted an embedded derivative, which was separated and measured at fair value with changes being accounted for through profit or loss. The Company determined the fair value of the derivative using a Monte Carlo simulation model. Using this model, level 3 unobservable inputs include estimated discount rates and estimated risk-free interest rates.

Financial assets and liabilities carried at fair value on a non-recurring basis

As disclosed in Note 5, as of March 31, 2025, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying unaudited condensed consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of March 31, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and lease assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. In the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, adjusting the balances as of the beginning of the period to approximately $1.2 million and $0.8 million, respectively, following the Company’s identification of a subtenant (see Note 3). During the three months ended March 31, 2025, the Company did not record any such impairment expenses.

Note 7 – Debt

In 2016, the Company’s previously consolidated subsidiary, Curetis, entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the European Investment Bank (“EIB”). The debt was amended several times through 2020 and was guaranteed by OpGen, Inc.

In December 2023, the Company received a notice from the EIB stating that Curetis was in default and pursuant to that certain Guarantee and Indemnity Agreement, between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB. As of December 31, 2023, the guaranty remained unpaid and outstanding, with the liability reflected on the Company’s financial statements.

In March 2024, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the Company agreed to pay a total of $2.0 million to settle all outstanding debt and liabilities of the Company to EIB and Curetis. In August 2024, the Company paid and settled its outstanding indebtedness with the EIB and Curetis, which terminated the Guarantee and Indemnity Agreement. Accordingly, upon termination of such Guarantee and Indemnity Agreement, the Company recorded a gain on extinguishment of debt in excess of $9.7 million.

Short-term insurance financing

In May 2024, the Company entered into an agreement to finance a portion of the premium for its Directors and Officers Insurance. The agreement provided for financing of $300,926 of the premium, repayments in 10 equal monthly installments of $31,172 each through March 2025 and accrued interest at 7.75%. The loan was paid in full as of March 31, 2025. The Company entered into a similar financing agreement in May 2025 with a principal amount of approximately $284,304.

Note 8 – Stockholders’ equity

Common Stock

As of March 31, 2025, the Company had 100,000,000 shares of authorized common stock, of which 10,071,286 shares were issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 250 shares were issued and outstanding.

The Company effected a one-for-ten reverse stock split on May 20, 2024. All share amounts and per share prices in this quarterly report have been adjusted to reflect the reverse stock split.

Preferred Stock

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 worth of the October 2023 Purchase Agreement in November 2023 and was issued 250 shares in consideration for the partial payment. As of March 31, 2025, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction and the investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

Pursuant to the October 2023 Purchase Agreement, the Company filed a certificate of designation (the “Series D Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock. The Series D Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Series D Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock. Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof.

Lazar and AEI Transactions

In March 2024, the Company entered into the March 2024 Purchase Agreement with David E. Lazar, pursuant to which the Company agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. In March 2024, Mr. Lazar paid $200,000 at the initial closing of the transactions under the March 2024 Purchase Agreement in exchange for 200,000 shares of Series E Preferred Stock. Mr. Lazar subsequently paid $350,000 in exchange for an additional 350,000 shares of Series E Preferred Stock in April 2024. Each share of Series E Preferred Stock was convertible into 2.4 shares of the Company’s common stock, and following stockholder approval of the issuance of shares of common stock to Mr. Lazar upon conversion of the Series E Preferred Stock at the Company’s special meeting of stockholders held in May 2024, Mr. Lazar or his transferees or their affiliates could convert the Series E Preferred Stock into common stock and hold in excess of applicable beneficial ownership limitations. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the Company entered into settlement agreements (the “Settlement Agreements”) with each of the EIB and Curetis, and Curetis’ trustee in insolvency, pursuant to which the parties agreed to settle outstanding liabilities amongst the parties. Additionally, in connection with the transactions contemplated by the March 2024 Purchase Agreement, in March 2024, the Company entered into an Inducement Offer to Amend Common Stock Purchase Warrants (the “Offer”) with the holder of such warrants. Pursuant to the Offer, the holder agreed to waive certain rights that would otherwise have been triggered under their warrants as a result of the transactions contemplated by the March 2024 Purchase Agreement, in exchange for the Company entering into the March 2024 Purchase Agreement.

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

Stock purchase warrants

The Company has historically issued common stock purchase warrants in connection with various equity, debt, or development contract agreements. This includes entering into inducement agreements with holders of existing warrants whereby terms are amended and/or additional warrants are issued in order to induce exercise of the existing warrants. The Company did not issue any common stock warrants nor were any warrants exercised in the year ended December 31, 2024 or year-to-date through March 31, 2025.

The Company has certain outstanding warrants that will only become exercisable upon stockholder approval; subsequent to receiving stockholder approval, the warrants will be exercisable for a period of five-years.

At March 31, 2025 and December 31, 2024, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	March 31, 2025	December 31, 2024
February 2015	$660,000.00	February 2025	-	3
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.785	(1)	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,092,569	1,092,572

(1)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. Once exercisable, the warrants will expire on the five-year anniversary of the date of such stockholder approval.

Stock Compensation

2015 Equity Incentive Plan

In April 2015, the Company adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”); the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s initial public offering in May 2015. The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for the grant of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants. Effective April 1, 2025, which is the ten (10) year anniversary of the adoption of the 2015 Plan, no additional grants may be made under the 2015 Plan.

Stock Options

For the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
Cost of services	$-	$-
Research and development	-	25,856
General and administrative	81,708	157,984
Sales and marketing	-	4,397
	$81,708	$188,237

No income tax benefit for share-based compensation arrangements was recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) due to the Company’s anticipated net taxable loss position for the year ended December 31, 2025.

As of March 31, 2025, the Company does not have any unrecognized expense related to its stock options.

The Company did not grant any options during the three months ended March 31, 2025 or 2024. During the three months ended March 31, 2025, no options were forfeited or expired. During the three months ended March 31, 2024, 83 options were forfeited, and 88 options expired.

The Company had stock options to acquire 138 shares of common stock outstanding at March 31, 2025.

Restricted Stock Units

During the three months ended March 31, 2025, no restricted stock units were granted, 507 restricted stock units vested and no restricted stock units were forfeited. During the three months ended March 31, 2024, 21,053 restricted stock units were granted, 21,053 restricted stock units vested and 1,413 restricted stock units were forfeited. The Company had 189,730 restricted stock units outstanding as of March 31, 2025.

As of March 31, 2025, there was approximately $201,000 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.62 years.

Note 9 – Commitments and Contingencies

Registration and other stockholder rights

In connection with various of its investment transactions, the Company entered into registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Note 10 – Leases

Maturities of the lease liability for the Company’s lone operating lease as of March 31, 2025 by year are as follows:

Maturity of Lease Liabilities
2025 (April to December)	$277,784
2026	378,279
2027	388,682
2028	399,388
2029	410,397
Thereafter	927,902
Total lease payments	2,782,432
Less: interest	(801,004)
Present value of lease liabilities	$1,981,428

For the three months ended March 31, 2025 and 2024, lease costs of $58,496 are classified as operating expense in the unaudited condensed consolidated statements of operations.

The remaining term of the lone operating lease as of March 31, 2025 is 6.9 years and reflects a discount rate of 10%. In the three months ended March 31, 2025 and 2024, cash paid for amounts under the lone operating lease were $58,496 and are classified as cash used in operating activities.

Note 11 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to October 1, 2025, the date that the unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note 11 and as may be disclosed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On April 3, 2025, CapForce entered into a Joint Venture Agreement (the “JV Agreement”) with the European Credit Investment Bank (“ECIB”), a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross border stock trading platform; (ii) a FinTech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of the outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce will be entitled to receive 80% of the profits of the Joint Venture if the Joint Venture’s revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce will retain contractual control over the Joint Venture, including for accounting consolidation purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2024.

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

The insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, respectively, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements and, consequently, the subsidiaries were deconsolidated from the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”), and all of Ares Genetics’ assets were sold to bioMerieux S.A.

In March 2024, as a result of the Company’s efforts to explore a strategic transaction, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned and a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman. Furthermore, in April 2024, the Company entered into an employment agreement with Mr. Lazar, pursuant to which the Company engaged Mr. Lazar to act as its Chief Executive Officer (“CEO”).

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock to AEI Capital Ltd., a private limited company incorporated under the laws of the British Virgin Islands, which forms part of AEI Capital Group, with groupwide assets under management exceeding $3.0 billion. In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2024, but he currently maintains a role as President. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024.

Under the direction of AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company formed a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities and capital table management.

On May 20, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. All share amounts and per share prices in this quarterly report have been adjusted to reflect the reverse stock split.

Subsequent to the Company’s assignment of its office lease in April 2024, the Company has operated virtually. The Company operates in one business segment.

Financial Overview

Revenue

Prior to the repositioning of our business, we generated revenues from sales of our products, including sales of our products through our distribution partners, such as our Unyvero instruments and consumables. We also generated revenue from sales by Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services related to services that we and our subsidiaries provided to customers. Lastly, our collaboration revenues consisted of revenue received from research and development collaborations that we entered into with third parties, such as our collaboration agreement with FIND.

Following the acquisition of a controlling interest in the Company by AEI Capital Ltd. and the formation of CapForce as OpGen’s wholly-owned subsidiary, we generate revenues from CapForce’s listing sponsorship and consulting services, and we anticipate generating revenues from CapForce’s other business ventures including cross-border securities trading, advanced computational model-enabled investment banking advisory and asset management services, and FinTech-enabled capital table management solutions via CapForce’s next generation global digital investment banking platform.

Cost of Products, Cost of Services, and Operating Expenses

Prior to the repositioning of our business, our cost of products consisted of product and inventory costs, including materials costs and overhead, and other costs related to the recognition of revenue. Cost of services related to the material and labor costs associated with providing our services. Research and development expenses consisted primarily of expenses incurred in connection with our clinical and pre-clinical research activities. Selling, general and administrative expenses consisted of public company costs, salaries, and related costs for administrative, sales, and business development personnel.

Following the acquisition of a controlling interest in the Company by AEI Capital Ltd. and the formation of CapForce as OpGen’s wholly-owned subsidiary, the Company’s cost of sales will primarily be subcontractor and advisor fees and technology infrastructure costs associated with providing our services. Research and development expenses consist of fees to expand and innovate CapForce’s digital investment banking platform, and selling, general, and administrative expenses continue to consist of public company costs, salaries, and related costs for administrative and business development purposes.

Results of operations for the three months ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,
	2025	2024
Product sales	$-	$141,373
Laboratory services	-	26,776
Listing sponsorship services	-	-
Total revenue	$-	$168,149

We did not generate any revenue in the three months ended March 31, 2025, as we continued to wind down our legacy precision medicine business and reposition ourselves in the financial services and technology industry.

Operating expenses

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Cost of products sold	$-	$73,236
Cost of services	-	1,575
Research and development	-	25,856
General and administrative	513,344	1,684,151
Sales and marketing	9,502	128,646
Total operating expenses	$522,846	$1,913,464

Our total operating expenses for the three months ended March 31, 2025 decreased approximately 73% when compared to the same period in 2024. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the three months ended March 31, 2025 decreased 100% when compared to the same period in 2024. The decrease in cost of products sold aligns with the decrease in product sales in the first quarter of 2025, which is due to the Company scaling down its legacy operations and repositioning its business;

●	Cost of services: cost of services for the three months ended March 31, 2025 decreased 100% when compared to the same period in 2024. The decrease in cost of services aligns with the decrease in laboratory services in the first quarter of 2025, which is due to the Company scaling down its legacy operations and repositioning its business; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 100%, 70%, and 93%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024. The decreases are primarily attributable to the Company scaling down its legacy operations and repositioning its business.

Other income (expense)

	Three Months Ended March 31,
	2025	2024
		(As Restated)
Interest and other income	$117,845	$10
Interest expense	(3,238)	-
Gain on impairment adjustment	-	2,079,575
Change in fair value of EIB loan guaranty	-	(46,584)
Foreign currency transaction gains	106	281
Total other income	$114,713	$2,033,282

Our total other income for the three months ended March 31, 2025 decreased to $0.1 million from $2.0 million in the same period in 2024 primarily due to the Company’s recording of a gain on impairment adjustment of $2.1 million in March 2024 following the Company’s identification of a subtenant for its Rockville, Maryland office.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $1.1 million compared to $1.3 million at December 31, 2024. Historically, we have funded our operations primarily through external investor financing arrangements and strategic actions taken by us.

The following financing transactions generating gross proceeds of $5.0 million took place during 2024:

●	In March 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. Pursuant to the agreement, Mr. Lazar paid a total of $550,000 in exchange for 550,000 shares of Series E Preferred Stock. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold the 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement.

●	In August 2024, we entered into a securities purchase agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., pursuant to which we have the right, in our sole discretion, to sell to AEI Capital Ltd., at any time prior to September 30, 2024, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $3.0 million. As of September 30, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. In October 2024, we entered into a First Amendment (the “Amendment”) to the securities purchase agreement with AEI Capital Ltd. whereby we were: (i) granted the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the securities purchase agreement; and (ii) our ability to sell shares of common stock to AEI Capital Ltd. under the securities purchase agreement was extended until December 31, 2025.

Going forward, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd, including the August 2024 Securities Purchase Agreement noted above.

Sources and uses of cash

The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

	Three Months ended March 31,
	2025	2024
		(As Restated)
Net cash (used in) provided by
Operating activities	$(197,872)	$(1,084,050)
Investing activities	-	-
Financing activities	-	199,720
Net decrease in cash and cash equivalents	$(197,872)	$(884,330)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 consists primarily of our net loss of $0.4 million, partially offset by noncash share-based compensation expense of $0.1 million and changes in operating assets and liabilities of $0.1 million. Net cash used in operating activities for the three months ended March 31, 2024 consists primarily of our net income of $0.3 million, noncash share-based compensation expense of $0.2 million, and changes in operating assets and liabilities of $0.4 million, reduced by certain other noncash items including gain on impairment adjustment of $2.1 million.

Net cash used in investing activities

There was no cash used in investing activities during the three months ended March 31, 2025 or 2024.

Net cash provided by financing activities

There was no cash provided by financing activities during the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2024 consists of proceeds from the issuance of preferred stock in connection with the March 2024 Purchase Agreement with Mr. Lazar, net of payments on the Company’s finance lease obligations.

Contractual Commitments

Other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024, the Company has no other material contractual commitments as of March 31, 2025.

Funding requirements

Going forward, our primary use of cash is to fund the Company’s revenue growth and operating expenses, including those costs for general administrative, digital investment banking platform development and maintenance, and corporate purposes. Our future funding requirements will depend on the costs associated with repositioning our business and complying with our obligations as a public company. We cannot provide any assurances that additional financing will not be required in the future to support our operations, but we intend to use financing opportunities strategically to continue strengthening our financial position and we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., our controlling shareholder.

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

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024.

Recently issued accounting pronouncements

See Note 3 “Summary of significant accounting policies” in this quarterly report on Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2024. There have been no material changes from such Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1 **	Letter of Engagement, dated January 2, 2024, between AEI Capital Ltd. and Client (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.2 **	Agreement of Assignment of Mandate in respect of Direct Listing Sponsorship Advisory Services, dated October 2, 2024, between CapForce International Holdings Ltd. and AEI Capital Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.3	Joint Venture Agreement, dated April 3, 2025, between the European Credit Investment Bank and CapForce International Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.
**	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer and Chairman (principal executive officer, principal financial officer, and principal accounting officer)

Date:	October 1, 2025