Form 10-Q
period 2025-06-30
OPGEN INC
filed 2025-10-31
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

10,071,286 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of October 31, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$831,634	$1,310,653
Accounts receivable, net	4,038,958	29,258
Inventory, net	-	-
Prepaid expenses and other current assets	1,246,186	1,309,316
Total current assets	6,116,778	2,649,227
Property and equipment, net	1,003,912	1,079,275
Operating lease right-of-use assets	808,069	825,665
Investment in equity securities	5,000,000	5,000,000
Deferred offering costs	-	6,269
Intangible assets, net	12,500	-
Restricted cash	302,262	302,262
Total assets	$13,243,521	$9,862,698

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$297,923	$245,196
Accrued compensation and benefits	29,021	62,907
Accrued liabilities	55,965	62,074
Short-term insurance financing	256,596	90,278
Current portion of operating lease liabilities	187,700	173,726
Total current liabilities	827,205	634,181
Operating lease liabilities, net of current portion	1,750,871	1,847,889
Total liabilities	2,578,076	2,482,070

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Series D Preferred stock, $0.01 par value; 10,000,000 shares authorized; 250 shares issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,071,286 and 10,070,779 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	100,713	100,708
Additional paid-in capital	300,963,393	300,780,440
Accumulated deficit	(290,398,663)	(293,500,522)
Total stockholders’ equity	10,665,445	7,380,628
Total liabilities and stockholders’ equity	$13,243,521	$9,862,698

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product sales	$-	$28,000	$-	$169,373
Laboratory services	-	-	-	26,776
Listing sponsorship services	4,000,000	-	4,000,000	-
Total revenue	4,000,000	28,000	4,000,000	196,149

Operating expenses
Cost of products sold	-	(41,600)	-	31,636
Cost of services	-	-	-	1,575
Research and development, net	-	22,964	-	48,820
General and administrative	594,838	1,568,619	1,108,182	3,252,770
Sales and marketing	2,387	25,327	11,889	153,973
Total operating expenses	597,225	1,575,310	1,120,071	3,488,774

Operating income (loss)	3,402,775	(1,547,310)	2,879,929	(3,292,625)

Other income (expense)
Interest and other income	108,843	150,658	226,688	150,668
Interest expense	(1,623)	(1,079)	(4,861)	(1,079)
Gain on impairment adjustment	-	-	-	2,079,575
Change in fair value of EIB loan guaranty	-	(178,802)	-	(225,386)
Foreign currency transaction (losses) gains	(3)	184	103	465
Total other income (expense)	107,217	(29,039)	221,930	2,004,243
Income (loss) before income taxes	3,509,992	(1,576,349)	3,101,859	(1,288,382)
Provision for income taxes	-	-	-	-
Net income (loss)	$3,509,992	$(1,576,349)	$3,101,859	$(1,288,382)

Net income allocated to preferred stockholders	(21,166)	-	(18,705)	-
Net income available to common stockholders	$3,488,826	$(1,576,349)	$3,083,154	$(1,288,382)

Earnings (loss) per share attributable to common stockholders
Basic	$0.35	$(1.18)	$0.31	$(0.98)
Diluted	$0.34	$(1.18)	$0.30	$(0.98)

Weighted average shares outstanding
Basic	10,071,286	1,340,285	10,071,183	1,312,544
Diluted	10,167,567	1,340,285	10,207,942	1,312,544

Net income (loss)	$3,509,992	$(1,576,349)	$3,101,859	$(1,288,382)
Other comprehensive income (loss) - foreign currency translation	-	-	-	-
Comprehensive income (loss)	$3,509,992	$(1,576,349)	$3,101,859	$(1,288,382)

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Issuance of common stock upon vesting of RSUs	21,053	210	-	-	(210)	-	-	-
Stock compensation expense	-	-	-	-	188,237	-	-	188,237
Offering of preferred stock	-	-	200,000	2,000	198,000	-	-	200,000
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income (As Restated)	-	-	-	-	-	-	287,967	287,967
Balances at March 31, 2024 (As Restated)	1,303,739	$13,037	200,250	$2,002	$294,380,054	$-	$(305,205,335)	$(10,810,242)
Issuance of common stock upon vesting of RSUs	40,000	400	-	-	(400)	-	-	-
Stock compensation expense	-	-	-	-	368,391	-	-	368,391
Share issuance related to May 2024 Reverse Stock Split	5,238	53	-	-	(53)	-	-	-
Share cancellation related to May 2024 Reverse Stock Split	(3)	-	-	-	-	-	-	-
Offering of preferred stock	-	-	350,000	3,500	346,500	-	-	350,000
Net loss	-	-	-	-	-	-	(1,576,349)	(1,576,349)
Balances at June 30, 2024	1,348,974	$13,490	550,250	$5,502	$295,094,492	$-	$(306,781,684)	$(11,668,200)

Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$(293,500,522)	$7,380,628
Stock compensation expense	-	-	-	-	81,708	-	-	81,708
Issuance of common stock upon vesting of RSUs	507	5	-	-	(5)	-	-	-
Net loss	-	-	-	-	-	-	(408,133)	(408,133)
Balances at March 31, 2025	10,071,286	$100,713	250	$2	$300,862,143	$-	$(293,908,655)	$7,054,203
Stock compensation expense	-	-	-	-	101,250	-	-	101,250
Net income	-	-	-	-	-	-	3,509,992	3,509,992
Balances at June 30, 2025	10,071,286	$100,713	250	$2	$300,963,393	$-	$(290,398,663)	$10,665,445

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,101,859	$(1,288,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	92,959	85,195
Change in inventory reserve	-	(54,830)
Stock compensation expense	182,958	556,628
Loss on deconsolidation of subsidiaries	-	75,138
Change in fair value of EIB loan guaranty	-	225,386
Gain on impairment adjustment	-	(2,079,575)
Changes in operating assets and liabilities:
Accounts receivable	(4,009,700)	77,914
Inventory	-	54,830
Prepaid expenses and other current assets	63,130	(54,521)
Deferred offering costs	6,269	-
Intangible assets	(12,500)	-
Accounts payable	52,727	17,220
Accrued compensation and benefits	(33,886)	247,338
Accrued liabilities	(6,109)	429,831
Operating lease liabilities	(83,044)	(70,508)
Deferred revenue	-	(25,926)
Net cash used in operating activities	(645,337)	(1,804,262)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	-	550,000
Proceeds from short term insurance financing	284,304	300,926
Payments on short term insurance financing	(117,986)	(30,093)
Payments on finance lease obligations	-	(280)
Net cash provided by financing activities	166,318	820,553

Effects of exchange rates on cash	-	-

Net decrease in cash, cash equivalents and restricted cash	(479,019)	(983,709)
Cash and cash equivalents and restricted cash at beginning of period	1,612,915	1,454,085
Cash and cash equivalents and restricted cash at end of period	$1,133,896	$470,376

Supplemental disclosure of cash flow information
Cash paid for interest	$4,861	$1,079

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2025

Note 1 – Organization

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. In April 2020, OpGen completed a business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands, pursuant to which the Company acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis”), and certain other assets and liabilities of Curetis N.V., including Ares Genetics GmbH (“Ares Genetics”), a wholly-owned subsidiary of Curetis.

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

Following the sale of control to AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company formed a wholly-owned subsidiary, CapForce International Holdings Ltd.(“CapForce”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities and capital table management.

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

The Company has cash and cash equivalents of $0.8 million as of June 30, 2025. In August 2024, the Company and AEI Capital Ltd. entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd. shares of the Company’s common stock having an aggregate value of up to $3.0 million. The purchase price for any shares sold under the August 2024 Securities Purchase Agreement is the closing sales price on the Nasdaq Capital Market of the Company’s common stock as of the date immediately prior to the date of sale. In addition, in October 2024, the Company and AEI Capital Ltd. entered into a First Amendment (the “Amendment”) to the August 2024 Securities Purchase Agreement providing for: (1) granting the Company the right, at its sole discretion, to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the Purchase Agreement until December 31, 2025. Through June 30, 2025, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. Accordingly, the Company has the right, in its sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2025, up to $7.0 million of additional shares of common stock. As a result, the Company believes that its current cash and its access to additional cash under the August 2024 Securities Purchase Agreement will allow the Company to fund operations in excess of 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq ultimately filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2025 that removed the Company’s securities from listing on Nasdaq. The filing of the Form 25 had been stayed pending the Company’s appeal of the Panel’s decision to the Listing Council. The Company’s shares of common stock are currently traded on the OTC Markets Group Expert Market under the symbol “OPGN.” Consistent with the Listing Council’s decision, the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen; all intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 include the balance sheet and income statement activity for CapForce, the Company’s wholly-owned subsidiary.

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

Use of estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the accompanying unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, stock-based compensation, allowances for credit losses and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, deferred tax assets and liabilities and related valuation allowance, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Fair value of financial instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, receivables, accounts payable, deferred revenue, and short-term notes) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At June 30, 2025 and December 31, 2024, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting its landlords and for credit card processors. These funds are reflected in restricted cash on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$831,634	$1,310,653	$168,114	$1,151,823
Restricted cash	302,262	302,262	302,262	302,262
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,133,896	$1,612,915	$470,376	$1,454,085

Accounts receivable and Credit concentration

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The Company concluded no allowance was necessary as of June 30, 2025 and December 31, 2024.

At June 30, 2025, the Company had accounts receivable from one customer that individually represented 99% of total accounts receivable. At December 31, 2024, the Company had accounts receivable from one customer that individually represented 93% of total accounts receivable. For the three and six months ended June 30, 2025, revenue earned from one customer represented 100% of total revenues. For the three months ended June 30, 2024, revenue earned from one customer represented 100% of total revenues. For the six months ended June 30, 2024, revenue earned from two customers represented 48% and 14% of total revenues.

At December 31, 2023, the Company had accounts receivable totaling $103,316.

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

Inventory

Inventory is entirely comprised of the remaining Unyvero system instruments and components and is valued using the first in, first out cost method and stated at the lower of cost or net realizable value. The inventory of approximately $1.2 million at both June 30, 2025 and December 31, 2024 is fully reserved given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. In the first quarter of 2024, the Company identified and subsequently entered into an agreement with a subtenant for its office space. As a result, the Company had a change in estimate related to the impairment of its leasehold improvements and recognized a gain of $1.2 million in the six months ended June 30, 2024. No impairment was identified during the six months ended June 30, 2025.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of assets exceeds the fair value of the assets. As a result of the identification of a subtenant for its office space discussed above, the Company had a change in estimate related to the impairment of its right-of-use asset and recognized a gain of $0.8 million in the six months ended June 30, 2024. No impairment was identified during the six months ended June 30, 2025.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No impairment was identified in any of the periods presented.

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

Stock-based compensation

Stock-based compensation expense is recognized at fair value. The fair value of stock-based compensation to employees and directors is estimated on the date of grant including using the Black-Scholes model for stock options. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the award. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

The Company has calculated basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 as follows:

	Basic		Diluted
	Three months ended June 30,		Three months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$3,509,992	$(1,576,349)	$3,509,992	$(1,576,349)
Net income allocated to preferred stock	(21,166)	-	(20,967)	-
Net income (loss) available to common stockholders	$3,488,826	$(1,576,349)	$3,489,025	$(1,576,349)

Basic weighted average shares outstanding	10,071,286	1,340,285	10,071,286	1,340,285
Dilutive effect of stock purchase warrants			55,424	-
Dilutive effect of restricted stock units			40,857	-
Dilutive weighted average shares outstanding			10,167,567	1,340,285

Earnings (loss) per share	$0.35	$(1.18)	$0.34	$(1.18)

	Basic		Diluted
	Six months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$3,101,859	$(1,288,382)	$3,101,859	$(1,288,382)
Net income allocated to preferred stock	(18,705)	-	-	-
Net income (loss) available to common stockholders	$3,083,154	$(1,288,382)	$3,101,859	$(1,288,382)

Basic weighted average shares outstanding	10,071,183	1,312,544	10,071,183	1,312,544
Dilutive effect of preferred stock			61,100	-
Dilutive effect of restricted stock units			75,659	-
Dilutive weighted average shares outstanding			10,207,942	1,312,544

Earnings (loss) per share	$0.31	$(0.98)	$0.30	$(0.98)

None of the potential dilutive securities had a dilutive impact during the three and six months ended June 30, 2024 due to the Company’s net loss.

The number of anti-dilutive shares for both the three and six months ended June 30, 2025, consisting of common shares underlying (i) preferred stock, (ii) common stock options, (iii) restricted stock units and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share, was 1.4 million shares.

The number of anti-dilutive shares for both the three and six months ended June 30, 2024, consisting of common shares underlying (i) preferred stock, (ii) common stock options, (iii) restricted stock units and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share, was 2.5 million shares.

Recently issued accounting standards

In July 2025, the FASB issued ASU No. 2025-05: Financial Instruments-Credit Losses which amends topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the accounts receivable). This guidance is effective for the Company’s fiscal year ending December 31, 2026 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, which amends the guidance on ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. Specifically, the ASU modernized the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The guidance is effective for the Company’s fiscal year ending December 31, 2028 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, which, among other things, provides scope clarification for share-based noncash consideration from a customer in a revenue contract. Specifically, the ASU clarifies that share-based payments from customers in exchange for the transfer of goods or services should be accounted for as noncash consideration within the scope of ASC 606 as opposed to as a derivative pursuant to ASC 815 or as an equity security pursuant to ASC 321. This guidance is effective for the Company’s fiscal year ending December 31, 2027 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides listing sponsorship and consulting services to growth-stage private companies and, prior to its repositioning, the Company provided diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers. The revenues by type of service consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$-	$28,000	$-	$169,373
Laboratory services	-	-	-	26,776
Listing sponsorship services	4,000,000	-	4,000,000	-
Total revenue	$4,000,000	$28,000	$4,000,000	$196,149

Revenues by geography are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic	$-	$28,000	$-	$196,149
International	4,000,000	-	4,000,000	-
Total revenue	$4,000,000	$28,000	$4,000,000	$196,149

Deferred revenue

Changes in deferred revenue for the six months ended June 30, 2024 were as follows:

Balance at December 31, 2023	$25,926
Recognized	(21,096)
Refunded to customers	(4,830)
Balance at June 30, 2024	$-

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

On October 2, 2024, CapForce, which was organized by the Company for purposes of repositioning itself as a new business in the digital investment banking industry powered by financial technology, entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within Clause 3.1 of the Engagement Agreement for the advisory fee equivalent to 2.1% of the outstanding equity interests of the Client and $120,000 to CapForce. As a result, pursuant to the Assignment Agreement, CapForce performed part of the listing sponsorship and consulting services in the fourth quarter of 2024 and completed the first performance obligation within the Engagement Agreement, earning proceeds of $5.0 million in the Client’s equity. During the second quarter of 2025, CapForce completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity. Since the $4.0 million in the Client’s equity was not issued to CapForce as of June 30, 2025, such proceeds are recorded to accounts receivable within the Company’s unaudited condensed consolidated balance sheet for the period.

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

As of June 30, 2025, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying unaudited condensed consolidated balance sheet. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity.

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

The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of June 30, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

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

For the three and six months ended June 30, 2025 and 2024, the Company has not transferred any assets between fair value measurement levels.

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

Financial assets and liabilities carried at fair value on a non-recurring basis

As disclosed in Note 5, as of June 30, 2025, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying unaudited condensed consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of June 30, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and lease assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. In the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, adjusting the balances as of the beginning of the period to approximately $1.2 million and $0.8 million, respectively, following the Company’s identification of a subtenant (see Note 3). During the six months ended June 30, 2025, the Company did not record any such impairment expenses.

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

Short-term insurance financing

In May 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of May 2025 through May 2026. The agreement provided for financing of approximately $284,000 of the premium, which financing would be repaid in 10 equal monthly installments of approximately $29,000 each through March 2026 and accrued interest at 6.85%.

In May 2024, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of May 2024 through May 2025. The agreement provided for financing of approximately $301,000 of the premium, which financing would be repaid in 10 equal monthly installments of approximately $31,000 each through March 2025 and accrued interest at 7.75%. The loan was paid in full as of March 31, 2025.

Note 8 – Stockholders’ equity

Common Stock

As of June 30, 2025, the Company had 100,000,000 shares of authorized common stock, of which 10,071,286 shares were issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 250 shares were issued and outstanding.

The Company effected a one-for-ten reverse stock split on May 20, 2024. All share amounts and per share prices in this quarterly report have been adjusted to reflect the reverse stock split.

Preferred Stock

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 worth of the October 2023 Purchase Agreement in November 2023 and was issued 250 shares in consideration for the partial payment. As of June 30, 2025, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction and the investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

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

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024. As of September 30, 2024, no shares of Series E Preferred Stock remained outstanding. Upon conversion, such shares of Series E Preferred Stock resumed the status of authorized but unissued shares of undesignated preferred stock of the Company. Upon receipt of the funding from AEI Capital Ltd. and pursuant to the Settlement Agreements with the EIB and Curetis and the March 2024 Purchase Agreement, the Company paid and settled its outstanding indebtedness with the EIB and Curetis. Settlement with EIB also terminated that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to the EIB.

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

Stock purchase warrants

The Company has historically issued common stock purchase warrants in connection with various equity or debt offerings or development agreements. These issuances include entering into inducement agreements with holders of existing warrants whereby terms are amended or additional warrants are issued in order to induce exercise of the existing warrants. The Company did not issue any common stock warrants nor were any warrants exercised in the year ended December 31, 2024 or year-to-date through June 30, 2025.

The Company has certain outstanding warrants that will only become exercisable upon stockholder approval; subsequent to receiving stockholder approval, the warrants will be exercisable for a period of five years.

At June 30, 2025 and December 31, 2024, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	June 30, 2025	December 31, 2024
February 2015	$660,000.00	February 2025	-	3
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.785	(1)	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,092,569	1,092,572

(1)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. Once exercisable, the warrants will expire on the five-year anniversary of the date of such stockholder approval.

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

Stock Options

For the three and six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of services	$-	$-	$-	$-
Research and development	-	22,964	-	48,820
General and administrative	101,250	345,427	182,958	503,411
Sales and marketing	-	-	-	4,397
	$101,250	$368,391	$182,958	$556,628

No income tax benefit for share-based compensation arrangements was recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) due to the Company’s anticipated net taxable loss position for the year ended December 31, 2025.

As of June 30, 2025, the Company does not have any unrecognized expense related to its stock options.

The Company did not grant any options during the six months ended June 30, 2025 or 2024. During the six months ended June 30, 2025, no options were forfeited or expired. During the six months ended June 30, 2024, 892 options were forfeited and 2,781 options expired.

The Company had stock options to acquire 138 shares of common stock outstanding at June 30, 2025.

Restricted Stock Units

During the six months ended June 30, 2025, 19,418 restricted stock units were granted, 507 restricted stock units vested and no restricted stock units were forfeited.

During the six months ended June 30, 2024, 61,053 restricted stock units were granted and vested, and 4,163 restricted stock units were forfeited.

The Company has 209,148 restricted stock units outstanding as of June 30, 2025.

As of June 30, 2025, there was approximately $179,000 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.5 years.

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

Note 10 – Leases

Maturities of the lease liability for the Company’s lone operating lease as of June 30, 2025 by year are as follows:

Maturity of Lease Liabilities
2025 (July to December)	$185,740
2026	378,279
2027	388,682
2028	399,388
2029	410,397
Thereafter	927,902
Total lease payments	2,690,388
Less: interest	(751,817)
Present value of lease liabilities	$1,938,571

For the three and six months ended June 30, 2025, lease costs of approximately $58,000 and $117,000 are classified as operating expense in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2024, lease costs of approximately $58,000 and $117,000 are classified as operating expense in the unaudited condensed consolidated statements of operations.

The remaining term of the lone operating lease as of June 30, 2025 is 6.7 years and reflects a discount rate of 10%. In each of the six months ended June 30, 2025 and 2024, cash paid for amounts under the lone operating lease were $116,992 and are classified as cash used in operating activities.

Note 11 – Joint Venture

In April 2025, CapForce entered into a Joint Venture Agreement (the “JV Agreement”) with the European Credit Investment Bank (“ECIB”), a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross border stock trading platform; (ii) a FinTech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of the outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce will be entitled to receive 80% of the profits of the Joint Venture if the Joint Venture’s revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce will retain contractual control over the Joint Venture, including for accounting consolidation purposes. As of June 30, 2025, there has not been any activity pursuant to this JV Agreement.

Note 12 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to October 31, 2025, the date that these unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note and as may be disclosed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

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

Overview

OpGen, Inc. (“OpGen” or the “Company”) was incorporated in Delaware in 2001. On April 1, 2020, OpGen completed its business combination transaction with Curetis N.V., a public company with limited liability under the laws of the Netherlands. As part of the transaction, the Company acquired all the shares of Curetis GmbH, a private limited liability company organized under the laws of the Federal Republic of Germany (“Curetis”), and certain other assets and liabilities of Curetis, including all its shares of Ares Genetics GmbH (“Ares Genetics”). From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis and Ares Genetics, developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life-threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs.

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

Following the sale of control to AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company formed a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce contemplates entering the financial technology industry supporting digital investment banking activities and capital table management.

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

Financial Overview

Revenue

Prior to the repositioning of our business, we generated revenues from sales of our products, including sales of our products through our distribution partners, such as our Unyvero instruments and consumables. We also generated revenue from sales by Ares Genetics of its AI-powered prediction models and solutions. Revenues generated from our laboratory services related to services that we and our subsidiaries provided to customers. Lastly, our collaboration revenues consisted of revenue received from research and development collaborations that we entered into with third parties, such as our collaboration agreement with the Foundation for Innovative New Diagnostics.

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

Results of operations for the three months ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,
	2025	2024
Product sales	$-	$28,000
Laboratory services	-	-
Listing sponsorship services	4,000,000	-
Total revenue	$4,000,000	$28,000

We recognized revenue in the three months ended June 30, 2025 solely related to our single contract to provide listing sponsorship and consulting services, as CapForce completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity.

Operating expenses

	Three Months Ended June 30,
	2025	2024
Cost of products sold	$-	$(41,600)
Cost of services	-	-
Research and development	-	22,964
General and administrative	594,838	1,568,619
Sales and marketing	2,387	25,327
Total operating expenses	$597,225	$1,575,310

Our total operating expenses for the three months ended June 30, 2025 decreased approximately 62% when compared to the same period in 2024. Operating expenses changed as follows:

●	Cost of products sold: we had no cost of products sold for the three months ended June 30, 2025 as we had no products sales due to the Company scaling down its legacy operations and repositioning its business;

●	Cost of services: cost of services was $0 for the three months ended June 30, 2025 and 2024. These balances align with the Company scaling down its legacy operations and repositioning its business; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 100%, 62%, and 91%, respectively, for the three months ended June 30, 2025 compared to the same period in 2024. The decreases are primarily attributable to the Company scaling down its legacy operations and repositioning its business.

Other income (expense)

	Three Months Ended June 30,
	2025	2024
Interest and other income	$108,843	$150,658
Interest expense	(1,623)	(1,079)
Change in fair value of EIB loan guaranty	-	(178,802)
Foreign currency transaction (losses) gains	(3)	184
Total other income (expense)	$107,217	$(29,039)

Our total other income for the three months ended June 30, 2025 consisted primarily of sublease income. Total other expense for the three months ended June 30, 2024 consisted primarily of the change in fair value of our EIB loan guaranty, partially offset by interest and other income consisting primarily of sublease income.

Results of operations for the six months ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,
	2025	2024
Product sales	$-	$169,373
Laboratory services	-	26,776
Listing sponsorship services	4,000,000	-
Total revenue	$4,000,000	$196,149

We recognized revenue in the six months ended June 30, 2025 solely related to our single contract to provide listing sponsorship and consulting services, as CapForce completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity. We did not generate any product sales or laboratory services revenue in the six months ended June 30, 2025, due to the winding down of our legacy precision medicine business and repositioning ourselves in the financial services and technology industry.

Operating expenses

	Six Months Ended June 30,
	2025	2024
Cost of products sold	$-	$31,636
Cost of services	-	1,575
Research and development	-	48,820
General and administrative	1,108,182	3,252,770
Sales and marketing	11,889	153,973
Total operating expenses	$1,120,071	$3,488,774

Our total operating expenses for the six months ended June 30, 2025 decreased approximately 68% when compared to the same period in 2024. Operating expenses changed as follows:

●	Cost of products sold: cost of products sold for the six months ended June 30, 2025 decreased 100% when compared to the same period in 2024. The decrease in cost of products sold aligns with the decrease in product sales in the first half of 2025, which is due to the Company scaling down its legacy operations and repositioning its business;

●	Cost of services: cost of services for the six months ended June 30, 2025 decreased 100% when compared to the same period in 2024. The decrease in cost of services aligns with the decrease in laboratory services in the first half of 2025, which is due to the Company scaling down its legacy operations and repositioning its business; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 100%, 66%, and 92%, respectively, for the six months ended June 30, 2025 compared to the same period in 2024. The decreases are primarily attributable to the Company scaling down its legacy operations and repositioning its business.

Other income (expense)

	Six Months Ended June 30,
	2025	2024
Interest and other income	$226,688	$150,668
Interest expense	(4,861)	(1,079)
Gain on impairment adjustment	-	2,079,575
Change in fair value of EIB loan guaranty	-	(225,386)
Foreign currency transaction gains	103	465
Total other income	$221,930	$2,004,243

Our total other income for the six months ended June 30, 2025 consisted primarily of sublease income. Total other income for the six months ended June 30, 2024 consisted primarily of a gain on impairment adjustment of $2.1 million in March 2024 following the Company’s identification of a subtenant for its Rockville, Maryland office and sublease income partially offset by the change in fair value of our EIB loan guaranty.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $0.8 million compared to $1.3 million at December 31, 2024. Historically, we have funded our operations primarily through external investor financing arrangements and strategic actions taken by us.

The following financing transactions generating gross proceeds of $5.0 million took place during 2024:

●	In March 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. Pursuant to the agreement, Mr. Lazar paid a total of $550,000 in exchange for 550,000 shares of Series E Preferred Stock. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold the 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement.

●	In August 2024, we entered into a securities purchase agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., pursuant to which we have the right, in our sole discretion, to sell to AEI Capital Ltd., at any time prior to September 30, 2024, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $3.0 million. As of September 30, 2024, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. In October 2024, we entered into a First Amendment (the “Amendment”) to the securities purchase agreement with AEI Capital Ltd. whereby we were: (i) granted the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the securities purchase agreement; and (ii) our ability to sell shares of common stock to AEI Capital Ltd. under the securities purchase agreement was extended until December 31, 2025. Accordingly, we have the right, in our sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2025, up to $7.0 million of additional shares of common stock.

Going forward, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd, including the August 2024 Securities Purchase Agreement noted above, until our operating business is able to sustain our operations.

Sources and uses of cash

The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by
Operating activities	$(645,337)	$(1,804,262)
Investing activities	-	-
Financing activities	166,318	820,553
Net decrease in cash and cash equivalents	$(479,019)	$(983,709)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 consists primarily of our net income of $3.1 million and noncash share-based compensation expense of $0.2 million, reduced by changes in operating assets and liabilities of $4.0 million.

Net cash used in operating activities for the six months ended June 30, 2024 consisted primarily of our net loss of $1.3 million and gain on impairment adjustment of $2.1 million, reduced by certain noncash items, including share-based compensation expense of $0.6 million, change in fair value of EIB loan guaranty of $0.2 million, and changes in operating assets and liabilities of $0.7 million.

Net cash used in investing activities

We used no cash in investing activities during the six months ended June 30, 2025 or 2024.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 consists solely of proceeds and payments related to our short-term insurance financing.

Net cash provided by financing activities for the six months ended June 30, 2024 consisted of proceeds from the issuance of preferred stock in connection with the March 2024 Purchase Agreement with Mr. Lazar in addition to proceeds, net of payments, related to our short-term insurance financing.

Contractual Commitments

Other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024, the Company has no other material contractual commitments as of June 30, 2025.

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

Critical accounting policies and use of estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In our unaudited condensed consolidated financial statements, estimates are used for, but not limited to, liquidity assumptions, revenue recognition, stock-based compensation, allowances for credit losses and inventory obsolescence, discount rates used to discount unpaid lease payments to present values, valuation of derivative financial instruments measured at fair value on a recurring basis, deferred tax assets and liabilities and related valuation allowance, the estimated useful lives of long-lived assets, and the recoverability of long-lived assets. Actual results could differ from those estimates.

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

Off-balance sheet arrangements

As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1 **	Letter of Engagement, dated January 2, 2024, between AEI Capital Ltd. and Client (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.2 **	Agreement of Assignment of Mandate in respect of Direct Listing Sponsorship Advisory Services, dated October 2, 2024, between CapForce International Holdings Ltd. and AEI Capital Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.3	Joint Venture Agreement, dated April 3, 2025, between the European Credit Investment Bank and CapForce International Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.
**	Certain portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPGEN, INC.

By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer and Chairman (principal executive officer, principal financial officer, and principal accounting officer)

Date:	October 31, 2025