Form 10-Q
period 2025-09-30
OPGEN INC
filed 2025-11-19
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

10,071,286 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of November 19, 2025.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;

●	our ability to execute upon and achieve the benefits of the Company’s new strategic direction;

●	our ability to identify and realize the benefits of potential strategic transactions;

●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation;

●	our use of proceeds from capital financing transactions;

●	compliance with the U.S. regulations applicable to our business; and

●	our expectations regarding future revenue and expenses.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

OpGen, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$414,211	$1,310,653
Accounts receivable, net	4,043,838	29,258
Inventory, net	-	-
Prepaid expenses and other current assets	1,065,047	1,309,316
Total current assets	5,523,096	2,649,227
Property and equipment, net	966,231	1,079,275
Operating lease right-of-use assets	797,666	825,665
Investment in equity securities	5,000,000	5,000,000
Deferred offering costs	-	6,269
Intangible assets, net	50,000	-
Restricted cash	302,262	302,262
Total assets	$12,639,255	$9,862,698

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$307,776	$245,196
Accrued compensation and benefits	25,444	62,907
Accrued liabilities	81,755	62,074
Short-term insurance financing	172,521	90,278
Current portion of operating lease liabilities	195,003	173,726
Total current liabilities	782,499	634,181
Operating lease liabilities, net of current portion	1,698,791	1,847,889
Total liabilities	2,481,290	2,482,070

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Series D Preferred stock, $0.01 par value; 10,000,000 shares authorized; 250 shares issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,071,286 and 10,070,779 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	100,713	100,708
Additional paid-in capital	301,064,643	300,780,440
Accumulated deficit	(291,007,393)	(293,500,522)
Total stockholders’ equity	10,157,965	7,380,628
Total liabilities and stockholders’ equity	$12,639,255	$9,862,698

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product sales	$-	$-	$-	$169,373
Laboratory services	-	-	-	26,776
Listing sponsorship services	-	-	4,000,000	-
Total revenue	-	-	4,000,000	196,149

Operating expenses
Cost of products sold	-	-	-	31,636
Cost of services	-	-	-	1,575
Research and development, net	-	488	-	49,308
General and administrative	701,915	768,551	1,810,097	4,021,321
Sales and marketing	270	14,846	12,159	168,819
Total operating expenses	702,185	783,885	1,822,256	4,272,659

Operating (loss) income	(702,185)	(783,885)	2,177,744	(4,076,510)

Other income (expense)
Interest and other income	97,371	92,131	324,059	242,799
Interest expense	(3,916)	(3,238)	(8,777)	(4,317)
Gain on impairment adjustment	-	-	-	2,079,575
Gain on extinguishment of debt	-	9,738,487	-	9,738,487
Gain on settlement of compensation expenses	-	570,785	-	570,785
Change in fair value of EIB loan guaranty	-	(683,200)	-	(908,586)
Foreign currency transaction (losses) gains	-	(2)	103	463
Total other income (expense)	93,455	9,714,963	315,385	11,719,206
(Loss) income before income taxes	(608,730)	8,931,078	2,493,129	7,642,696
Provision for income taxes	-	-	-	-
Net (loss) income	$(608,730)	$8,931,078	$2,493,129	$7,642,696

Net income allocated to preferred stockholders	-	(690,467)	(15,034)	(519,161)
Net (loss) income available to common stockholders	$(608,730)	$8,240,611	$2,478,095	$7,123,535

(Loss) earnings per share attributable to common stockholders
Basic	$(0.06)	$1.43	$0.25	$2.51
Diluted	$(0.06)	$1.35	$0.24	$2.14

Weighted average shares outstanding
Basic	10,071,286	5,760,214	10,071,218	2,837,744
Diluted	10,071,286	6,603,804	10,195,301	3,571,505

Net (loss) income	$(608,730)	$8,931,078	$2,493,129	$7,642,696
Other comprehensive income (loss) - foreign currency translation	-	-	-	-
Comprehensive (loss) income	$(608,730)	$8,931,078	$2,493,129	$7,642,696

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$(75,138)	$(305,493,302)	$(11,561,584)
Issuance of common stock upon vesting of RSUs	21,053	210	-	-	(210)	-	-	-
Stock compensation expense	-	-	-	-	188,237	-	-	188,237
Offering of preferred stock	-	-	200,000	2,000	198,000	-	-	200,000
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	75,138	-	75,138
Net income (As Restated)	-	-	-	-	-	-	287,967	287,967
Balances at March 31, 2024 (As Restated)	1,303,739	$13,037	200,250	$2,002	$294,380,054	$-	$(305,205,335)	$(10,810,242)
Issuance of common stock upon vesting of RSUs	40,000	400	-	-	(400)	-	-	-
Stock compensation expense	-	-	-	-	368,391	-	-	368,391
Share issuance related to May 2024 Reverse Stock Split	5,238	53	-	-	(53)	-	-	-
Share cancellation related to May 2024 Reverse Stock Split	(3)	-	-	-	-	-	-	-
Offering of preferred stock	-	-	350,000	3,500	346,500	-	-	350,000
Net loss	-	-	-	-	-	-	(1,576,349)	(1,576,349)
Balances at June 30, 2024	1,348,974	$13,490	550,250	$5,502	$295,094,492	$-	$(306,781,684)	$(11,668,200)
Stock compensation expense	-	-	-	-	1,530	-	-	1,530
Cash compensation taken in the form of stock compensation	440,028	4,400	-	-	1,328,885	-	-	1,333,285
Offering of preferred stock	-	-	2,450,000	24,500	2,375,717	-	-	2,400,217
Conversion of preferred stock into common stock	7,200,000	72,000	(3,000,000)	(30,000)	(42,000)	-	-	-
Issuance of common stock pursuant to equity line of credit	1,079,109	10,791	-	-	1,977,568	-	-	1,988,359
Net income	-	-	-	-	-	-	8,931,078	8,931,078
Balances at September 30, 2024	10,068,111	$100,681	250	$2	$300,736,192	$-	$(297,850,606)	$2,986,269

Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$(293,500,522)	$7,380,628
Stock compensation expense	-	-	-	-	81,708	-	-	81,708
Issuance of common stock upon vesting of RSUs	507	5	-	-	(5)	-	-	-
Net loss	-	-	-	-	-	-	(408,133)	(408,133)
Balances at March 31, 2025	10,071,286	$100,713	250	$2	$300,862,143	$-	$(293,908,655)	$7,054,203
Stock compensation expense	-	-	-	-	101,250	-	-	101,250
Net income	-	-	-	-	-	-	3,509,992	3,509,992
Balances at June 30, 2025	10,071,286	$100,713	250	$2	$300,963,393	$-	$(290,398,663)	$10,665,445
Stock compensation expense	-	-	-	-	101,250	-	-	101,250
Net loss	-	-	-	-	-	-	(608,730)	(608,730)
Balances at September 30, 2025	10,071,286	$100,713	250	$2	$301,064,643	$-	$(291,007,393)	$10,157,965

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,493,129	$7,642,696
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	141,043	129,502
Change in inventory reserve	-	(54,830)
Stock compensation expense	284,208	558,158
Loss on deconsolidation of subsidiaries	-	75,138
Change in fair value of EIB loan guaranty	-	(10,873,867)
Gain on impairment adjustment	-	(2,079,575)
Gain on settlement of compensation expenses	-	(570,785)
Changes in operating assets and liabilities:
Accounts receivable	(4,014,580)	78,915
Inventory	-	54,830
Prepaid expenses and other current assets	244,269	104,502
Deferred offering costs	6,269	(6,269)
Intangible assets	(50,000)	-
Accounts payable	62,580	(7,281)
Accrued compensation and benefits	(37,463)	(78,455)
Accrued liabilities	19,681	524,483
Operating lease liabilities	(127,821)	(108,744)
Deferred revenue	-	(25,926)
Net cash used in operating activities	(978,685)	(4,637,508)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	-	2,950,217
Proceeds from issuance of common stock, net of issuance costs		1,988,359
Proceeds from short term insurance financing	284,304	300,926
Payments on short term insurance financing	(202,061)	(120,371)
Payments on finance lease obligations	-	(280)
Net cash provided by financing activities	82,243	5,118,851

Effects of exchange rates on cash	-	-

Net (decrease) increase in cash, cash equivalents and restricted cash	(896,442)	481,343
Cash and cash equivalents and restricted cash at beginning of period	1,612,915	1,454,085
Cash and cash equivalents and restricted cash at end of period	$716,473	$1,935,428

Supplemental disclosure of cash flow information
Cash paid for interest	$8,777	$4,317

Supplemental disclosures of noncash investing and financing activities
Settlement of deferred compensation and severance	$-	$1,333,285
Issuance of common stock upon conversion of preferred stock	$-	$2,950,217

See accompanying notes to unaudited condensed consolidated financial statements.

OpGen, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2025

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

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but, in the near term, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital Ltd., until the Company’s operating business is able to sustain its operations. Through the Company’s financing efforts, which include, among others, securities purchase agreements, warrant inducement agreements, and public offerings, the Company received gross proceeds of approximately $5.0 million in 2024.

The Company has cash and cash equivalents of $0.4 million as of September 30, 2025. In August 2024, the Company and AEI Capital Ltd. entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd. shares of the Company’s common stock having an aggregate value of up to $3.0 million. The purchase price for any shares sold under the August 2024 Securities Purchase Agreement is the closing sales price on the Nasdaq Capital Market of the Company’s common stock as of the date immediately prior to the date of sale. In addition, in October 2024, the Company and AEI Capital Ltd. entered into a First Amendment (the “Amendment”) to the August 2024 Securities Purchase Agreement providing for: (1) granting the Company the right, at its sole discretion, to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the Purchase Agreement until December 31, 2025. Through September 30, 2025, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses. Accordingly, the Company has the right, in its sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2025, up to $7.0 million of additional shares of common stock. As a result, the Company believes that its current cash and its access to additional cash under the August 2024 Securities Purchase Agreement will allow the Company to fund operations in excess of 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq ultimately filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2025 that removed the Company’s securities from listing on Nasdaq. The filing of the Form 25 had been stayed pending the Company’s appeal of the Panel’s decision to the Listing Council. The Company’s shares of common stock are currently traded on the OTC Markets Group Pink Limited Market under the symbol “OPGN.” Consistent with the Listing Council’s decision, the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of OpGen; all intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 include the balance sheet and income statement activity for CapForce, the Company’s wholly-owned subsidiary.

Immaterial Out-of-Period Adjustments

During the three months ended March 31, 2024, the Company identified an immaterial error related to the calculation of preferred stock par value and additional paid-in capital for the Company’s Series D convertible preferred stock that impacted the Company’s previously issued 2023 consolidated financial statements. Management evaluated the effect of the error on the 2023 and 2024 consolidated financial statements and concluded that the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out-of-period adjustment to decrease preferred stock par value and increase additional paid-in capital, each by approximately $2.5 thousand.

During the three months ended March 31, 2024, the Company identified an immaterial error related to the inclusion of balances of accumulated other comprehensive loss representing historic translation adjustments of previously dissolved subsidiaries that impacted the Company’s previously issued 2023 and 2022 consolidated financial statements. Management evaluated the effect of the error on the 2022, 2023, and 2024 consolidated financial statements and concluded that the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out-of-period adjustment to increase the loss on deconsolidation of subsidiaries and decrease accumulated other comprehensive loss, each by approximately $75.1 thousand.

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2024, the Company identified an error relating to the accounting treatment of an indemnification asset in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 (the “Affected Period”). As a result, the Company filed an amended and restated quarterly report on Form 10-Q for the quarter ended March 31, 2024 to correct the error in the Affected Period by adjusting the following information for the three months ended March 31, 2024: (i) removing the previously recorded indemnification asset and gain on lease indemnification; and (ii) changing the accounting estimates related to the Company’s operating lease right-of-use asset and leasehold improvement property and equipment and recording a gain on impairment adjustment associated with the Rockville, Maryland office due to the identification of a subtenant during the quarter ended March 31, 2024. In total, the restatement and associated change in accounting estimates resulted in an incremental loss of approximately $0.1 million.

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

The CODM assesses the Company’s performance through revenue goals and the achievement of integration objectives and cost optimization initiatives. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

At September 30, 2025 and December 31, 2024, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting its landlord and a technology vendor. These funds are reflected in restricted cash on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$414,211	$1,310,653	$1,633,166	$1,151,823
Restricted cash	302,262	302,262	302,262	302,262
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$716,473	$1,612,915	$1,935,428	$1,454,085

Accounts receivable and Credit concentration

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The Company concluded no allowance was necessary as of September 30, 2025 and December 31, 2024.

At September 30, 2025, the Company had accounts receivable from one customer that individually represented 99% of total accounts receivable. At December 31, 2024, the Company had accounts receivable from one customer that individually represented 93% of total accounts receivable. The Company did not generate revenue during the three months ended September 30, 2025. For the nine months ended September 30, 2025, revenue earned from one customer represented 100% of total revenues. The Company did not generate revenue during the three months ended September 30, 2024. For the nine months ended September 30, 2024, revenue earned from two customers represented 48% and 14% of total revenues.

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

Inventory

Inventory is entirely comprised of the remaining Unyvero system instruments and components and is valued using the first in, first out cost method and stated at the lower of cost or net realizable value. The inventory of approximately $1.2 million at both September 30, 2025 and December 31, 2024 is fully reserved given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-lived assets

Property and equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the first quarter of 2024, the Company identified and subsequently entered into an agreement with a subtenant for its office space. As a result, the Company had a change in estimate related to the impairment of its leasehold improvements and recognized a gain of $1.2 million in the six months ended June 30, 2024. No impairment was identified during the nine months ended September 30, 2025.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the identification of a subtenant for its office space discussed above, the Company had a change in estimate related to the impairment of its right-of-use asset and recognized a gain of $0.8 million in the six months ended June 30, 2024. No impairment was identified during the nine months ended September 30, 2025.

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

The Company has calculated basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024 as follows:

	Basic		Diluted
	Three months ended September 30,		Three months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(608,730)	$8,931,078	$(608,730)	$8,931,078
Net income allocated to preferred stock	-	(690,467)	-	-
Net (loss) income available to common stockholders	$(608,730)	$8,240,611	$(608,730)	$8,931,078

Basic weighted average shares outstanding	10,071,286	5,760,214	10,071,286	5,760,214
Dilutive effect of stock preferred stock			-	843,590
Dilutive weighted average shares outstanding			10,071,286	6,603,804

(Loss) earnings per share	$(0.06)	$1.43	$(0.06)	$1.35

	Basic		Diluted
	Nine months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$2,493,129	$7,642,696	$2,493,129	$7,642,696
Net income allocated to preferred stock	(15,034)	(519,161)	-	-
Net income available to common stockholders	$2,478,095	$7,123,535	$2,493,129	$7,642,696

Basic weighted average shares outstanding	10,071,218	2,837,744	10,071,218	2,837,744
Dilutive effect of preferred stock			61,100	733,761
Dilutive effect of restricted stock units			62,983	-
Dilutive weighted average shares outstanding			10,195,301	3,571,505

Earnings per share	$0.25	$2.51	$0.24	$2.14

None of the potential dilutive securities had a dilutive impact during the three months ended September 30, 2025 due to the Company’s net loss.

The number of anti-dilutive shares, consisting of common shares underlying (i) preferred stock, (ii) common stock options, (iii) restricted stock units and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share, was 1.4 million shares and 1.1 million shares for the three and nine months ended September 30, 2025, respectively.

The number of anti-dilutive shares for both the three and nine months ended September 30, 2024, consisting of common shares underlying (i) preferred stock, (ii) common stock options, (iii) restricted stock units and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share, was 1.2 million shares.

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

In September 2025, the FASB issued ASU 2025-06, which amends the guidance on ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Specifically, the ASU modernized the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The guidance is effective for the Company’s fiscal year ending December 31, 2028 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, which, among other things, provides scope clarification for share-based non-cash consideration from a customer in a revenue contract. Specifically, the ASU clarifies that share-based payments from customers in exchange for the transfer of goods or services should be accounted for as non-cash consideration within the scope of ASC 606 as opposed to as a derivative pursuant to ASC 815 or as an equity security pursuant to ASC 321. This guidance is effective for the Company’s fiscal year ending December 31, 2027 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its condensed consolidated financial statements.

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

Note 4 – Revenue from contracts with customers

Disaggregated revenue

The Company provides listing sponsorship and consulting services to growth-stage private companies and, prior to its repositioning, the Company provided diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers. The revenues by type of service consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales	$-	$-	$-	$169,373
Laboratory services	-	-	-	26,776
Listing sponsorship services	-	-	4,000,000	-
Total revenue	$-	$-	$4,000,000	$196,149

Revenues by geography are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic	$-	$-	$-	$196,149
International	-	-	4,000,000	-
Total revenue	$-	$-	$4,000,000	$196,149

Deferred revenue

Changes in deferred revenue for the nine months ended September 30, 2024 were as follows:

Balance at December 31, 2023	$25,926
Recognized	(21,096)
Refunded to customers	(4,830)
Balance at September 30, 2024	$-

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

On October 2, 2024, CapForce, which was organized by the Company for purposes of repositioning itself as a new business in the digital investment banking industry powered by financial technology, entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within Clause 3.1 of the Engagement Agreement for the advisory fee equivalent to 2.1% of the outstanding equity interests of the Client and $120,000 to CapForce. As a result, pursuant to the Assignment Agreement, CapForce completed the first performance obligation within the Engagement Agreement in the fourth quarter of 2024, earning proceeds of $5.0 million in the Client’s equity. During the second quarter of 2025, CapForce completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity. Since the $4.0 million in the Client’s equity was not issued to CapForce as of September 30, 2025, such proceeds are recorded to accounts receivable within the Company’s unaudited condensed consolidated balance sheet for the period.

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

As of September 30, 2025, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying unaudited condensed consolidated balance sheet. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity.

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

The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of September 30, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

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

For the three and nine months ended September 30, 2025 and 2024, the Company has not transferred any assets between fair value measurement levels.

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

Financial assets and liabilities carried at fair value on a non-recurring basis

As disclosed in Note 5, as of September 30, 2025, the Company held an investment in the equity securities of the Client valued at $5.0 million, which is classified as a current asset on the accompanying unaudited condensed consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of September 30, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and lease assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. In the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, adjusting the balances as of the beginning of the period to approximately $1.2 million and $0.8 million, respectively, following the Company’s identification of a subtenant (see Note 3). During the nine months ended September 30, 2025, the Company did not record any such impairment expenses.

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

Short-term insurance financing

In May 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers’ insurance policy for the policy period of May 2025 through May 2026. The agreement provides for financing of approximately $284,000 of the premium, which financing will be repaid in 10 equal monthly installments of approximately $29,000 each through March 2026 and accrued interest at 6.85%.

In May 2024, the Company entered into an agreement to finance a portion of the premium for its directors and officers’ insurance policy for the policy period of May 2024 through May 2025. The agreement provided for financing of approximately $301,000 of the premium, which financing would be repaid in 10 equal monthly installments of approximately $31,000 each through March 2025 and accrued interest at 7.75%. The loan was paid in full as of March 31, 2025.

Note 8 – Stockholders’ equity

Common Stock

As of September 30, 2025, the Company had 100,000,000 shares of authorized common stock, of which 10,071,286 shares were issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 250 shares were issued and outstanding.

The Company effected a one-for-ten reverse stock split on May 20, 2024. All share amounts and per share prices in this quarterly report have been adjusted to reflect the reverse stock split.

Preferred Stock

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 worth of the October 2023 Purchase Agreement in November 2023 and was issued 250 shares in consideration for the partial payment. As of September 30, 2025, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction and the investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

Pursuant to the October 2023 Purchase Agreement, the Company filed a certificate of designation (the “Series D Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock. The Series D Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Series D Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees, and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the investor, its permitted transferees, and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock. Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof.

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

Stock purchase warrants

The Company has historically issued common stock purchase warrants in connection with various equity or debt offerings or development agreements. These issuances include entering into inducement agreements with holders of existing warrants whereby terms are amended or additional warrants are issued in order to induce exercise of the existing warrants. The Company did not issue any common stock warrants nor were any warrants exercised in the year ended December 31, 2024 or year-to-date through September 30, 2025.

The Company has certain outstanding warrants that will only become exercisable upon stockholder approval; subsequent to receiving stockholder approval, the warrants will be exercisable for a period of five years.

At September 30, 2025 and December 31, 2024, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
Issuance	Exercise Price	Expiration	September 30, 2025	December 31, 2024
February 2015	$660,000.00	February 2025	-	3
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.785	(1)	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,092,569	1,092,572

(1)	Warrants will be exercisable beginning on the date of stockholder approval of the exercisability of the warrants under Nasdaq rules. Once exercisable, the warrants will expire on the five-year anniversary of the date of such stockholder approval.

Stock Compensation

2015 Equity Incentive Plan

In April 2015, the Company adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”); the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s initial public offering in May 2015. The 2015 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for the grant of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants. Effective April 1, 2025, which was the ten (10) year anniversary of the adoption of the 2015 Plan, no additional grants may be made under the 2015 Plan.

Share-Based Compensation

For the three and nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$-	$-	$-	$48,820
General and administrative	101,250	1,530	284,208	504,941
Sales and marketing	-	-	-	4,397
	$101,250	$1,530	$284,208	$558,158

No income tax benefit for share-based compensation arrangements was recognized in the unaudited condensed consolidated statements of operations and comprehensive income (loss) due to the Company’s anticipated net taxable loss position for the year ended December 31, 2025.

Stock Options

As of September 30, 2025, the Company does not have any unrecognized expense related to its stock options.

The Company did not grant any options during the nine months ended September 30, 2025 or 2024. During the nine months ended September 30, 2025, no options were forfeited or expired. During the nine months ended September 30, 2024, 892 options were forfeited and 8,594 options expired.

The Company had stock options to acquire 138 shares of common stock outstanding at September 30, 2025.

Restricted Stock Units

During the nine months ended September 30, 2025, 19,418 restricted stock units were granted, 507 restricted stock units vested and no restricted stock units were forfeited.

During the nine months ended September 30, 2024, 61,053 restricted stock units were granted and vested, and 4,163 restricted stock units were forfeited.

The Company has 209,148 restricted stock units outstanding as of September 30, 2025.

As of September 30, 2025, there was approximately $78,000 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.3 years.

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

Note 10 – Leases

Maturities of the lease liability for the Company’s lone operating lease as of September 30, 2025 by year are as follows:

Maturity of Lease Liabilities
2025 (October to December)	$92,870
2026	378,279
2027	388,682
2028	399,388
2029	410,397
Thereafter	927,902
Total lease payments	2,597,518
Less: interest	(703,724)
Present value of lease liabilities	$1,893,794

For the three and nine months ended September 30, 2025, lease costs of approximately $58,000 and $175,000 are classified as operating expenses in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, lease costs of approximately $58,000 and $175,000 are classified as operating expenses in the unaudited condensed consolidated statements of operations.

The remaining term of the lone operating lease as of September 30, 2025 is 6.4 years and reflects a discount rate of 10%. In each of the nine months ended September 30, 2025 and 2024, cash paid for amounts under the lone operating lease were $175,488 and are classified as cash used in operating activities.

Note 11 – Joint Venture

In April 2025, CapForce entered into a Joint Venture Agreement (the “JV Agreement”) with the European Credit Investment Bank (“ECIB”), a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross-border stock trading platform; (ii) a FinTech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of the outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce will be entitled to receive 80% of the profits of the Joint Venture if the Joint Venture’s revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce will retain contractual control over the Joint Venture, including for accounting consolidation purposes. As of September 30, 2025, there has not been any activity pursuant to this JV Agreement.

Note 12 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to November 19, 2025, the date that these unaudited condensed consolidated financial statements are issued.

There have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2024.

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

Results of operations for the three months ended September 30, 2025 and 2024

Revenues

We did not generate any revenues in the three months ended September 30, 2025 and 2024.

Operating expenses

	Three Months Ended September 30,
	2025	2024
Cost of products sold	$-	$-
Cost of services	-	-
Research and development	-	488
General and administrative	701,915	768,551
Sales and marketing	270	14,846
Total operating expenses	$702,185	$783,885

Our total operating expenses for the three months ended September 30, 2025 decreased approximately 10% when compared to the same period in 2024. Operating expenses changed as follows:

●	Cost of products sold and cost of services: we had no cost of products sold or cost of services for the three months ended September 30, 2025 and 2024 as we had no products sales or laboratory services in those periods due to the Company scaling down its legacy operations and repositioning its business; and

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 100%, 9%, and 98%, respectively, for the three months ended September 30, 2025 compared to the same period in 2024. The decreases are primarily attributable to the Company continuing to scale down its legacy operations and reposition its business.

Other income (expense)

	Three Months Ended September 30,
	2025	2024
Interest and other income	$97,371	$92,131
Interest expense	(3,916)	(3,238)
Gain on extinguishment of debt	-	9,738,487
Gain on settlement of compensation expenses	-	570,785
Change in fair value of EIB loan guaranty	-	(683,200)
Foreign currency transaction losses	-	(2)
Total other income (expense)	$93,455	$9,714,963

Our total other income for the three months ended September 30, 2025 consisted primarily of sublease income. Our total other expense for the three months ended September 30, 2024 consisted primarily of the recognition of a gain on extinguishment of debt following the Company’s settlement of the EIB loan guaranty in August 2024, the recognition of a gain on settlement of compensation expenses following the Company’s settlement of deferred and accrued compensation and severance expenses with the Company’s former CEO, David E. Lazar, and the change in fair value of our EIB loan guaranty.

Results of operations for the nine months ended September 30, 2025 and 2024

Revenues

	Nine Months Ended September 30,
	2025	2024
Product sales	$-	$169,373
Laboratory services	-	26,776
Listing sponsorship services	4,000,000	-
Total revenue	$4,000,000	$196,149

We recognized revenue in the nine months ended September 30, 2025 solely related to our single contract to provide listing sponsorship and consulting services, as CapForce completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity. We did not generate any product sales or laboratory services revenue in the nine months ended September 30, 2025, due to the winding down of our legacy precision medicine business and repositioning ourselves in the financial services and technology industry.

Operating expenses

	Nine Months Ended September 30,
	2025	2024
Cost of products sold	$-	$31,636
Cost of services	-	1,575
Research and development	-	49,308
General and administrative	1,810,097	4,021,321
Sales and marketing	12,159	168,819
Total operating expenses	$1,822,256	$4,272,659

Our total operating expenses for the nine months ended September 30, 2025 decreased approximately 57% when compared to the same period in 2024. Operating expenses changed as follows:

•	Cost of products sold and cost of services: cost of products sold and cost of services for the nine months ended September 30, 2025 decreased 100% when compared to the same period in 2024. The decrease in cost of products sold and cost of services aligns with the decrease in product sales and laboratory services during the nine months ended September 30, 2025, which is due to the Company scaling down its legacy operations and repositioning its business; and

•	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased approximately 100%, 55%, and 93%, respectively, for the nine months ended September 30, 2025 compared to the same period in 2024. The decreases are primarily attributable to the Company scaling down its legacy operations and repositioning its business.

Other income (expense)

	Nine Months Ended September 30,
	2025	2024
Interest and other income	$324,059	$242,799
Interest expense	(8,777)	(4,317)
Gain on impairment adjustment	-	2,079,575
Gain on extinguishment of debt	-	9,738,487
Gain on settlement of compensation expenses	-	570,785
Change in fair value of EIB loan guaranty	-	(908,586)
Foreign currency transaction gains	103	463
Total other income	$315,385	$11,719,206

Our total other income for the nine months ended September 30, 2025 consisted primarily of sublease income. Our total other income for the nine months ended September 30, 2024 consisted primarily of the recognition of a gain on extinguishment of debt following the Company’s settlement of the EIB loan guaranty in August 2024, the recording of a gain on impairment adjustment following the identification of a subtenant and the lease assignment, the recognition of a gain on settlement of compensation expenses following the Company’s settlement of deferred and accrued compensation and severance expenses with the Company’s former CEO, David E. Lazar, and the change in fair value of our EIB loan guaranty.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $0.4 million compared to $1.3 million at December 31, 2024. Historically, we have funded our operations primarily through external investor financing arrangements and strategic actions taken by us.

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

In the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., including the August 2024 Securities Purchase Agreement noted above, until our operating business is able to sustain our operations.

Sources and uses of cash

The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by
Operating activities	$(978,685)	$(4,637,508)
Investing activities	-	-
Financing activities	82,243	5,118,851
Net (decrease) increase in cash and cash equivalents	$(896,442)	$481,343

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 consists primarily of our net income of $2.5 million and non-cash share-based compensation expense of $0.3 million, reduced by changes in operating assets and liabilities of $3.9 million.

Net cash used in operating activities for the nine months ended September 30, 2024 consisted primarily of our net income of $7.6 million and non-cash share-based compensation expense of $0.6 million, reduced by certain non-cash items, including the change in the fair value of the EIB loan guaranty of $10.9 million, gain on impairment adjustment of $2.1 million, and gain on settlement of compensation expenses of $0.6 million.

Net cash used in investing activities

We used no cash in investing activities during the nine months ended September 30, 2025 or 2024.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 consists solely of proceeds and payments related to our short-term insurance financing.

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

Contractual Commitments

Other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024, the Company has no other material contractual commitments as of September 30, 2025.

Funding requirements

Going forward, our primary use of cash is to fund the Company’s revenue growth and operating expenses, including those costs for general administrative, digital investment banking platform development and maintenance, and corporate purposes. Our future funding requirements will depend on the costs associated with repositioning our business and complying with our obligations as a public company. We cannot provide any assurances that additional financing will not be required in the future to support our operations, but we intend to use financing opportunities strategically to continue strengthening our financial position and, in the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., our controlling shareholder, until our operating business is able to sustain our operations.

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

Off-balance sheet arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

For the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2025.

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

OPGEN, INC.

By:	/s/ John Tan Honjian
John Tan Honjian
Chief Executive Officer and Chairman (principal executive officer, principal financial officer, and principal accounting officer)

Date:	November 19, 2025