Form 10-K
period 2025-12-31
CapForce Inc.
filed 2026-05-26
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 001-37367

CAPFORCE INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23219 Stringtown Road, Suite 300 Clarksburg, MD	20871
(Address of principal executive offices)	(Zip Code)

(240) 813-1260

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	CFOR	OTC Markets Group, Inc.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, was $11.6 million (based upon the last reported sale price of $4.78 per share on June 30, 2025), on the OTC Market.

As of May 22, 2026, 12,178,278 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

CAPFORCE INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this Annual Report, we refer to CapForce Inc. as the “Company”, “CapForce”, “we”, “our” or “us”. All statements, other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “design”, “intend”, “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A “Risk Factors”. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;

●	our ability to execute upon and achieve the benefits of the Company’s new strategic direction;

●	our ability to identify and realize the benefits of potential strategic transactions, including our recent acquisition of iCapX Sdn. Bhd. (“iCapX”);

●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation;

●	the development of a market for our common stock, which is currently quoted on the OTC Expert Market and eligible only for unsolicited quotes, resulting in the absence of market makers for our common stock;

●	if, once we are current in our filings with the U.S. Securities and Exchange Commission, our common stock is traded on a market other than the OTC Expert Market and a market in our common stock develops, actions by third parties to either sell or purchase our common stock in quantities may have a significant effect on our stock price;

●	our use of proceeds from capital financing transactions;

●	compliance with U.S. and international regulations applicable to our business; and

●	our expectations regarding future revenue and expenses.

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

ii

PART I

Item 1. Business

Please refer to the Glossary at the end of this Business section for definitions or descriptions of industry, regulatory, and CapForce-specific terms used in this Annual Report.

Overview

CapForce Inc. (“CapForce” or the “Company”, formerly known as OpGen, Inc.) was incorporated in Delaware in 2001. From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis GmbH (“Curetis”) and Ares Genetics GmbH (“Ares Genetics”), developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life-threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs.

In November 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount and scaling down operations at the Company’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives. Subsequently, Curetis and Ares Genetics filed petitions for insolvency, and, as a result of such proceedings, the respective insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements and consequently, the subsidiaries were deconsolidated from the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). and all of Ares Genetics’ assets were sold to bioMerieux S.A.

In March 2024, as a result of the Company’s efforts to explore a strategic transaction, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned, a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman, and Mr. Lazar was appointed Chief Executive Officer.

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., a private limited company incorporated under the laws of the British Virgin Islands, which forms part of AEI Capital Group, with groupwide assets under management exceeding $3.0 billion. In conjunction with the transaction, Mr. Lazar resigned as Chief Executive Officer, Chairman and a director of the Company effective August 2024, and he resigned as President of the Company effective December 23, 2025. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024.

Following the sale of control to AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce International”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce is entering the financial technology industry supporting digital investment banking activities and capital table management.

As part of the Company’s strategic focus on capital markets advisory, in December 2025, the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited, a company incorporated under the laws of the British Virgin Islands (the “Holding Company”) from AEI Capital Ltd. The Holding Company is the owner of all the equity interests of iCapX Sdn. Bhd., a private company limited by shares incorporated under the laws of Malaysia (“iCapX”), which provides cap table management and related platform services to customers. The iCapX platform will provide customers with proprietary datasets of structured private company equity information in order to enhance due diligence capabilities, improve listing readiness assessments, and support pricing accuracy. The platform will also serve as a pipeline for business development by engaging private companies ahead of potential listing events. Ongoing development initiatives include AI-driven analytics for identifying listing-related and liquidity risks, optimizing exchange selection, and supporting predictive insights related to post-listing performance.

On February 23, 2026, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, among other proposals, an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from OpGen, Inc. to CapForce Inc. and, in connection therewith, the Company changed its ticker symbol to “CFOR.” The amendment was filed with the Secretary of State of the State of Delaware on February 27, 2026, and the Company also amended and restated its bylaws to reflect the name change.

On May 20, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock split.

Business Offerings

CapForce offers capital market listing sponsorship services to mid-sized growth-stage private companies around the world targeting public market listings with market capitalization values between $1 billion and $10 billion. CapForce, following the acquisition of iCapX, is also progressing toward the launch of a next-generation global digital investment banking platform. This platform is being designed to support cross-border securities trading, advanced computational model-enabled investment banking advisory and asset management services, and fintech-enabled cap table management solutions.

Capital Market Listing Sponsorship Services

As part of its strategic focus on capital markets advisory, CapForce offers specialized listing sponsorship and listing consultancy services to mid-sized, growth-stage private companies, with a particular emphasis on issuers based in Asia. These services are designed to support companies pursuing public listings on leading global exchanges, including the New York Stock Exchange (NYSE), NASDAQ, and major Asian securities markets. CapForce’s offerings are particularly tailored for private companies targeting initial public offerings (IPOs) or direct listings with anticipated market capitalizations between $1 billion and $10 billion. Throughout 2025 and into 2026, CapForce is actively providing listing sponsorship and listing consultancy services to a single client, with the intent to grow this business line.

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

In parallel, CapForce offers comprehensive listing consultancy services focused on enhancing a company’s internal readiness and strategic positioning for entry into public markets. This includes IPO- and listing-readiness assessments, optimization of capital and governance structures, evaluation of internal controls, development of investor relations strategies, and assistance in crafting a compelling equity story. By drawing on its deep understanding of regional market dynamics and global investor expectations, CapForce helps high-growth companies in Asia and beyond effectively prepare for the operational and reputational demands of being a publicly traded company.

Together, these listing sponsorships and listing consultancy services represent an integrated capital markets advisory solution for private companies seeking to achieve scale and liquidity through public listings. With a strong emphasis on cross-border market access, particularly for Asian issuers targeting listings on the NYSE, NASDAQ, and major Asian exchanges, CapForce is well-positioned to help clients manage listing complexity, mitigate execution risk, and unlock long-term shareholder value. Through its multidisciplinary expertise and global capital markets reach, CapForce aims to serve as a trusted partner to the next generation of publicly listed market leaders.

Next Generation Global Digital Investment Banking Platform: iCapX

Cross-Border Securities Trading

As part of its expanding suite of capital markets services, CapForce, following its acquisition of iCapX, is progressing toward the launch of its next-generation cross-border securities trading capabilities as part of its global digital investment banking platform. This service is designed to provide institutional and qualified investors with seamless access to a wide range of global markets including North America, Asia, and other major international financial centers via a unified, fully digital interface. The platform will support the trading of traditional securities such as equities, as well as select regulated digital assets, enabling a comprehensive and modernized approach to global investing.

The cross-border trading solution that will be offered by CapForce will be particularly tailored to meet the needs of market participants in Asia seeking exposure to public markets in the U.S. and other global jurisdictions. By leveraging advanced technology infrastructure, integrated regulatory compliance tools, and secure settlement systems, the platform will reduce friction commonly associated with international trading such as currency conversion, time zone disparities, and fragmented data access. In addition, the platform will support trading and custody of compliant digital asset securities, providing investors with diversified access to emerging blockchain-based financial instruments within a regulated framework. Through this next-generation solution, CapForce aims to democratize capital markets access, bridge traditional and digital asset ecosystems, and empower global investors with efficient, borderless trading capabilities backed by institutional-grade infrastructure.

Advanced Computational Model-Enabled Investment Banking Advisory and Asset Management Services

As a key component of its next-generation global digital investment banking platform, CapForce will offer advanced computational model-enabled investment banking advisory services for both investment banking and asset management. This innovative offering is designed to provide institutional, corporate, and high-net-worth clients with intelligent, algorithmically powered financial guidance spanning capital markets strategy, portfolio construction, risk management, and personalized asset allocation delivered through a fully digital and user-centric interface. By leveraging advanced machine learning models and real-time data analytics, this platform will deliver tailored insights and recommendations aligned with client-specific objectives, market conditions, and risk profiles.

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

Fintech-enabled Capital Table Management Solutions

As part of its integrated global digital investment banking platform, CapForce, following its acquisition of iCapX, will offer fintech-enabled capital table management solutions tailored specifically for private, growth-stage companies. This service is designed to provide founders, executives, and corporate finance teams with a secure, scalable, and intelligent platform to manage equity ownership, investor records, employee stock option and incentive plans, convertible securities, and other capitalization instruments. With an intuitive user experience and real-time data capabilities, the platform is expected to enhance transparency, accuracy, and governance across all stages of a company’s growth.

The capital table management solution serves as a key entry point into the broader CapForce ecosystem, offering strategic value beyond operational efficiency. By engaging with private companies early in their lifecycle, particularly across Asia and other high-growth regions, CapForce plans to build long-term relationships with future public market participants. As these companies scale and consider liquidity events such as IPOs or direct listings, they will benefit from seamless access to CapForce’s listing sponsorship and listing consultancy services. This integrated approach is designed to enable CapForce to support clients from early capitalization through to public market readiness, reinforcing its role as a long-term strategic partner in capital formation and market access.

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

For the full year ended December 31, 2025, the Asia-Pacific region accounted for approximately 43% of total proceeds and hosted seven of the world’s top 10 IPOs, according to EY Global IPO Trends 2025. This trend reflects strengthening investor confidence alongside a more resilient macroeconomic environment (Anani, 2025). Issuers from China, India, Southeast Asia, and South Korea are increasingly targeting major global exchanges, including the NYSE, NASDAQ, the Hong Kong Stock Exchange (HKEX), Singapore Exchange (SGX), and Tokyo Stock Exchange (TSE) to align capital needs with diverse investor bases seeking exposure to high-growth opportunities. The strategic rationale for companies pursuing listings on U.S. and leading Asian exchanges is multifaceted, supported by deep liquidity, broad investor participation, and tailored regulatory frameworks. U.S. markets (NYSE and NASDAQ) remain highly attractive due to the depth of capital pools and premium valuations afforded to high-growth sectors such as technology and life sciences.

Notably, non-U.S. issuers represented 39.3% of all IPOs on U.S. exchanges for the full year ended December 31, 2025, based on statistics published by the U.S. Securities and Exchange Commission. According to the U.S.-China Economic and Security Review Commission, from January 1, 2024 through March 31, 2025, 48 Chinese issuers listed on U.S. exchanges, raising $2.1 billion, and as of March 31, 2025, 286 Chinese companies listed in the United States collectively represented $1.1 trillion in market capitalization. Concurrently, Asian exchanges are enhancing competitiveness via proximity to domestic investor bases, acceptance of dual-class share structures, and regulatory reforms aimed at attracting technology-focused issuers. Dual and cross-border listings are increasingly used to mitigate geopolitical and regulatory risk while optimizing access to global capital, fostering a broader ecosystem of legal advisors, underwriters, fintech platforms, and governance consultants.

This momentum is reinforced by growing demand for institutional-grade infrastructure and advisory services that connect local private markets with global public exchanges amid rising complexity in cross-border compliance, investor relations, environmental, social, and governance (ESG) disclosures, and post-listing reporting obligations. According to Financial Advisory Services Market data as of December 2025, the global market for financial advisory services reached approximately $92.76 billion in 2025. It is now projected to grow at a compound annual rate (CAGR) of roughly 6.1% to 6.72% through 2033, reaching a projected value of approximately $453.45 billion when considering the broader financial consulting sector. In parallel, foundational tools such as cap table management, enhanced equity transparency, and efficient connectivity to international trading venues have become essential for private companies preparing for and executing listings. These structural shifts, combined with supportive macroeconomic conditions (including accommodative monetary policies) and the rapid digitalization of financial services, suggest sustained momentum in public listing activity among Asia-based growth companies, positioning the region as a key driver of global capital-market integration and long-term value creation for issuers and investors alike.

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

Sales and Marketing

CapForce’s sales and marketing strategy is designed to attract and engage mid-sized, growth-stage private companies across Asia, with a particular emphasis on those preparing for public listings on leading global exchanges such as the NYSE, NASDAQ, HKEX, SGX, TSE, and Euronext. Headquartered in Labuan, Malaysia, CapForce operates at a nexus of Southeast Asia’s dynamic financial and innovation hubs, granting it a competitive advantage in sourcing and engaging with high-growth private enterprises in markets such as Malaysia, Singapore, Indonesia, Thailand, Vietnam, and India.

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

The go-to-market approach will be anchored on three strategic pillars:

1.	Leveraging the Pre-Existing Network of AEI Capital Ltd.: CapForce plans to actively utilize the regional and global relationship networks of AEI Capital Ltd., the Company’s controlling stockholder, to identify high-quality prospective clients. This includes deal referrals from investment partners, corporate advisory firms, legal and accounting networks, and board-level executives. AEI Capital Ltd.’s footprint in Asia and its track record in facilitating cross-border financial transactions provide valuable entry points into private company ecosystems across Malaysia and beyond. By focusing on high-value introductions from established financial intermediaries, CapForce minimizes outreach risks and accelerates engagement with listing-ready enterprises.

2.	Strategic Partnerships Across Southeast and East Asia: CapForce will develop and strengthen partnerships with regional venture capital and private equity firms, corporate law firms, accounting and compliance specialists, accelerators, and startup platforms across ASEAN, India, and North Asia. These partnerships will act as trusted distribution and origination channels, particularly for capital table management and listing-readiness services. Such partnerships will enhance market intelligence, regulatory alignment, and geographic coverage-important factors in maintaining a competitive edge in fragmented emerging markets. Co-branded education initiatives, investor roundtables, and exclusive advisory engagements will reinforce CapForce’s credibility as a full-cycle capital markets partner.

3.	Localized Digital Marketing and Thought Leadership: CapForce is deploying a regionally localized digital marketing strategy. CapForce’s presence within the growing Asian fintech innovation region supports its visibility through its participation in capital markets events, fintech summits, and regulatory forums. CapForce also plans to publish white papers on IPO and listing trends, host webinars with exchange representatives and advisors, and perform targeted digital campaigns via LinkedIn, email, and professional platforms.

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

By combining its Kuala Lumpur-based operational hub, the strength of AEI Capital Ltd., and deep integration with regional capital markets ecosystems, we believe CapForce is well-positioned to attract and retain a robust client base of high-growth Asian private companies as they prepare to enter global public markets.

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

For its listing sponsorship and consultancy services, CapForce will identify and qualify prospective clients, typically companies with valuations between $1 billion and $10 billion through its network of venture capital firms, legal advisors, and financial intermediaries. The process begins with discovery sessions to assess listing readiness, followed by customized proposals outlining advisory support for exchange selection, regulatory compliance, and governance preparation. Engagements are formalized through defined scopes of work and executed in alignment with clients’ listing timelines. Clients will receive bespoke advisory scopes that integrate cross-border regulatory strategy, market positioning, and operational preparation for listing. This front-loaded, strategic approach helps differentiate CapForce from transactional advisors by fostering deeper alignment with long-term client outcomes and de-risking the public market transition.

In its cross-border securities trading services, CapForce will target institutional investors, qualified high-net-worth individuals, and listed issuers seeking seamless access to global public markets. Clients will be acquired through direct outreach, digital campaigns, and referrals from regional partners. Following onboarding and regulatory compliance (including KYC/AML protocols), clients will be provided access to a secure, multilingual trading platform offering real-time access to U.S. and Asian exchanges. Relationship management continues post-onboarding to support ongoing trading needs. By integrating compliance, execution, and custody into a single interface, CapForce expects to reduce operational friction and enhance client retention through superior user experience and trading efficiency. The global and digital nature of CapForce’s platform will support scalable customer acquisition with high operating leverage, contributing to margin expansion as user volume increases.

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

Intellectual Property

The development and ongoing operation of CapForce’s next-generation global digital investment banking platform and community-focused cross-border stock trading platform are fundamentally underpinned by a robust portfolio of proprietary intellectual property (IP). This IP includes internally developed software code, advanced computational model-enabled investment banking advisory tools, data processing algorithms, user interface frameworks, and integrated compliance and security protocols, all of which collectively support a secure, scalable, and regulatory-compliant digital infrastructure that will be deployed across Asia and other international markets, providing what the Company believes is a significant competitive advantage in the rapidly evolving fintech landscape.

CapForce’s platform ecosystem will comprise three distinct yet interconnected components:

1.	a community-focused cross-border stock trading platform;

2.	a fintech-enabled capital table management solution; and

3.	an advanced computational model-enabled investment banking advisory and wealth management platform, which will also support public listing sponsorship.

Each of these platforms involves distinct intellectual property elements. The cross-border trading platform will incorporate proprietary matching engines, sophisticated order-routing algorithms, robust multi-currency transaction processing modules, and advanced regulatory compliance engines that integrate with regional financial market infrastructures, ensuring high-speed execution, optimized liquidity, and strict adherence to varied international trading regulations. Our custom-developed APIs will enable secure connectivity with global broker-dealers, custodians, and clearing systems while maintaining full auditability and data sovereignty compliance.

The cap table management platform will rely on purpose-built software engineered to securely model and manage complex ownership structures, equity issuances, vesting schedules, shareholder permissions, and comprehensive investor dashboards. The inherently sensitive nature of financial ownership data necessitates rigorous IP protection around these systems, ensuring unwavering data integrity, confidentiality, and compliance. This component requires IP related to advanced role-based access control systems, dynamic scenario modeling (e.g., dilution, conversion events), and sophisticated localization frameworks to accommodate jurisdiction-specific legal and regulatory nuances across various Asian markets.

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

To effectively protect these innovations and maintain our competitive position, CapForce employs a comprehensive intellectual property strategy. This strategy leverages a combination of copyrights for our proprietary software code, user interface frameworks, and content; and trade secrets, including know-how, to safeguard our core algorithms, AI models, and confidential operational methodologies. In addition, the Company will evaluate strategic opportunities to pursue patent protection for its IP. Meanwhile, CapForce is in the process of establishing strong data governance, cybersecurity, and infrastructure control policies to safeguard intellectual property and ensure continuity across its multi-jurisdictional platform operations. Furthermore, the Company plans to implement stringent internal controls, including confidentiality and intellectual property assignment agreements with employees and third-party partners, and intends to actively monitor for unauthorized use or infringement of our valuable IP assets.

Government Regulation

As CapForce expands its digital investment banking and cross-border trading services across Asia and other global markets, it is subject to a broad range of regulatory frameworks. These regulations cover securities laws, financial advisory standards, data protection, anti-money laundering, technology governance, and tax reporting. CapForce has implemented compliance practices and internal controls to ensure adherence to all applicable laws in the jurisdictions in which it operates or serves clients.

Securities and Capital Markets Regulation

CapForce’s listing sponsorship, cross-border trading, and advisory activities are subject to securities regulations in key markets, including the United States (SEC and FINRA), Hong Kong (SFC), Singapore (MAS), and Malaysia (SC and Bursa Malaysia). Where licensing is required, CapForce will either partner with licensed entities or limits its activities to unregulated functions, such as underwriting or market-making. With regard to public listing advisory services, CapForce must comply with any exchange-specific requirements.

Investment Advisory and Model-Enabled Advisory Regulation

The advanced computational model-enabled investment banking advisory platform to be offered by CapForce may be subject to investment advisory regulations in markets such as the U.S., Singapore, and Hong Kong. Jurisdictions like the United States (under the Investment Advisers Act of 1940), Singapore (under the Securities and Futures Act), and Hong Kong (under Type 4/9 activities) define advisory services broadly, particularly when personalized or automated investment recommendations are involved. To remain compliant, CapForce will evaluate the legal treatment of its model-enabled advisory features within each jurisdiction. Where licensing is required, the Company plans to work with licensed partners or restrict its services to educational or general guidance functions that fall outside regulated advice. CapForce’s model-enabled advisory modules are being designed with transparency and explainability to support investor education, and appropriate disclosures will be provided to users to clarify the scope of any non-licensed activities.

Data Privacy and Cross-Border Data Transfers

CapForce will process user, investor, and issuer data across multiple jurisdictions and will therefore be subject to data privacy laws such as the EU’s General Data Protection Regulation (GDPR), Malaysia’s Personal Data Protection Act (PDPA), Singapore’s PDPA, India’s Digital Personal Data Protection Act, and China’s Personal Information Protection Law (PIPL). To comply with these requirements, CapForce will implement data protection measures including data encryption, role-based access controls, user consent protocols, and secure storage. Where data transfers cross jurisdictional borders, CapForce will rely on legal mechanisms such as Standard Contractual Clauses (SCCs) or ASEAN Model Contractual Clauses (MCCs) to ensure compliance with local data residency requirements, where applicable. CapForce’s data handling and governance policies are continuously reviewed and updated to remain compliant with evolving regional requirements.

Anti-Money Laundering (AML) and Know Your Customer (KYC)

AML and KYC obligations are central to CapForce’s trading platform and client onboarding processes, especially given its cross-border focus. CapForce will adhere to standards outlined by the Financial Action Task Force (FATF), and where applicable, the jurisdiction-specific AML/KYC requirements enforced in Malaysia by Bank Negara Malaysia, FinCEN in the U.S., MAS in Singapore, and HKMA in Hong Kong. To meet these obligations, CapForce will implement a combination of automated and manual due diligence procedures. These will include identity verification through KYC systems, ongoing monitoring of transactional behavior, sanctions screening, and risk profiling. CapForce’s compliance program is designed to detect and report suspicious activities and to support safe and transparent financial operations across jurisdictions.

Cybersecurity and Operational Resilience

CapForce’s platforms will be subject to regulatory expectations for cybersecurity and operational risk management, including guidelines from MAS (Technology Risk Management Guidelines), HKMA (Cybersecurity Fortification Initiative), and comparable frameworks in the U.S. and other Asian markets. In response, CapForce is outsourcing the development of a comprehensive cybersecurity and IT governance program. This cybersecurity and governance program will include multi-layered security architecture, encryption of sensitive data, multi-factor authentication, intrusion detection systems, disaster recovery protocols, and periodic penetration testing. CapForce maintains operational continuity and incident response plans, which are regularly tested to ensure resilience. These policies are aligned with industry best practices and are regularly reviewed to remain current with evolving regulatory expectations.

Intellectual Property and Software Licensing Compliance

CapForce’s platforms will rely on proprietary software code, AI models, and integration with select third-party tools, requiring adherence to intellectual property laws and software licensing terms. All software and algorithms developed in-house are protected through internal controls, and any use of third-party components, whether commercial or open-source, is subject to legal review. Intellectual property governance also includes version control, restricted access to source code, and IP ownership tracking across development cycles.

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

Human Capital Resources

As of December 31, 2025, we employed 3 full-time employees and 3 fractional consultants across the U.S. and Asia. One of our employees primarily supports the Company’s accounting, finance, and corporate administration functions, while the other employees support the business development and investment banking functions. Our fractional consultants support a broader range of core activities, including business development, technology and platform development, client engagement, legal, operations, and IT infrastructure.

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

Culture

We are committed to building and sustaining a high-performance, mission-driven culture characterized by accountability, agility, and innovation. We aim to operate in a collaborative and entrepreneurial environment, with shared values centered around client success, technological excellence, and market integrity. We seek to foster a workplace culture that supports diversity of thought, inclusivity, and international collaboration between our U.S. and Asia-based teams. We promote open communication, mutual respect, and continuous improvement across all areas of the business.

Compensation and Equity Incentives

To attract and retain top-tier talent, we offer market-competitive base salaries and a range of performance-linked incentives. These incentives include annual bonuses aligned with individual and company objectives, as well as long-term equity compensation in the form of restricted stock units (RSUs) and stock options. We believe equity ownership aligns the interests of our employees with those of our shareholders and reinforces a long-term ownership mindset.

Training, Development, and Career Growth

We aim to invest in our employees’ growth and development through a combination of formal training programs, mentorship initiatives, and on-the-job learning opportunities. Such programs include internal knowledge-sharing sessions, access to professional development resources, and cross-border collaboration between our offices. We also provide support for continuing education and professional certifications relevant to our sector, including finance, technology, and compliance domains.

Workplace Culture and Inclusion

We are proud of the diverse backgrounds and perspectives represented across our team. As a cross-border organization with employees in both the U.S. and Asia, we actively promote inclusion, equal opportunity, and multicultural engagement. Our hiring and development practices are designed to be merit-based, free from discrimination, and supportive of a diverse workforce reflective of the global markets we serve.

Health, Wellness, and Work-Life Balance

We recognize that employee wellbeing is essential to long-term organizational success. We support our team’s physical health, mental wellness, and work-life balance through flexible remote work arrangements, comprehensive paid time off policies, and regular well-being check-ins. In addition, we benchmark our healthcare offerings annually to ensure they remain competitive and responsive to employee needs. We continue to prioritize mental health awareness and wellness communication through internal channels.

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

Glossary

The following industry, regulatory and CapForce-specific terms are used throughout this Annual Report:

“AML” means anti-money laundering.

“Annual Report” means this Annual Report on Form 10-K.

“ECIB” means European Credit Investment Bank Ltd.

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

We recently repositioned our business and are still in the early stages of developing our operations in this sector. Our limited operating history can make it difficult for investors to assess our prospects. We may face unforeseen challenges in adapting to market dynamics, executing our business model, and establishing our presence, which could adversely affect our results of operations and financial condition.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

We have repositioned into a new industry and are working to grow our business. This repositioning and expansion increase the complexity of our business and has placed, and will continue to place, strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. Our ability to manage our transition and growth effectively, including navigating unfamiliar market dynamics and competitive pressures in the new industry and integrating new employees, technologies and acquisitions into our existing business, will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate and manage employees. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands will require the hiring of additional management and operational personnel. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train and retain highly skilled personnel and maintain user satisfaction. Additionally, if we do not effectively manage the transition or growth of our business and operations, the quality of our offerings could suffer, which could negatively affect our reputation and brand, business, financial condition and results of operations. Failure to successfully adapt to the demands of the new industry and effectively scale our operations could jeopardize our market position and long-term viability.

Our operations within the securities and capital markets ecosystem subject us to complex and evolving regulatory requirements that could materially adversely affect our business.

We provide technology, data, and advisory solutions that support securities offerings, listing readiness, and cross-border capital markets activities. While we are not registered as a broker-dealer or securities exchange in the United States or other jurisdictions, certain aspects of our services may be subject to regulation by securities authorities in the United States and in foreign jurisdictions.

Regulatory frameworks applicable to technology-enabled platforms in the securities industry are evolving and, in some cases, may be unclear or subject to differing interpretations. As a result, we may be required to obtain additional licenses or approvals, adjust our business practices, or limit certain activities in particular jurisdictions.

Our cross-border activities may also subject us to multiple and potentially conflicting regulatory regimes, including requirements relating to investor solicitation, data handling, and capital flows. Compliance with these regulations may increase our costs and operational complexity and could limit our ability to expand our platform. Any such developments could have a material adverse effect on our business, financial condition, and results of operations.

Our operations in Malaysia and our personnel in Singapore subject us to economic, political, and regulatory risks that could adversely affect our business.

We operate in Malaysia and maintain personnel in Singapore, and may further expand internationally. As a result, we are subject to risks associated with conducting business outside the United States, including changes in laws and regulations, currency controls, and differing governance and disclosure standards. Regulatory frameworks in these jurisdictions, particularly for capital markets and financial services activities, may continue to evolve and may limit or condition our operations. In addition, legal protections and enforcement mechanisms may be more limited or uncertain than in the United States. These factors may increase our compliance costs and operational complexity and could limit our ability to operate effectively or expand in these markets, which could have a material adverse effect on our business, financial condition, and results of operations.

Global economic and geopolitical conditions could adversely affect our business and the capital markets environment in which we operate.

Our business depends, in part, on the stability of global financial markets. Geopolitical developments, including conflicts, sanctions, or instability in regions such as the Middle East, may result in market volatility, reduced investor confidence, and disruptions to cross-border capital flows. Such conditions may also contribute to inflation, currency volatility, and tighter financial conditions, which could reduce demand for capital markets transactions, including public offerings and cross-border listings. In addition, sanctions or export controls could restrict our ability to engage with certain counterparties or jurisdictions. Any such developments could adversely affect our business, financial condition, and results of operations.

We may not realize the anticipated benefits of our acquisition of iCapX, and integration and development of the platform may present challenges.

The integration of iCapX into our platform and its continued development involve risks, including potential difficulties in combining systems, data, and product offerings, as well as maintaining data integrity and security. We may also face challenges in scaling the platform and supporting new functionalities. The anticipated benefits of the acquisition, including enhanced capabilities and business opportunities, may not be realized within expected timeframes or at all. In addition, we may incur ongoing costs related to development and maintenance. If integration of the platform into our other offerings is not successful or proves more costly than expected, it could adversely affect our business, financial condition, and results of operations.

Our reliance on data and advanced computational model-enabled analytics presents risks related to data quality, regulatory oversight, and performance.

Our platform will depend on the accuracy and completeness of underlying data, including data provided by third parties. If such data is inaccurate or incomplete, our outputs may be less reliable, which could affect customer confidence. Since we do not control third party providers of data, we may have limited ability to ensure or verify the accuracy and completeness of such data. The use of advanced computational model-enabled tools in financial and regulatory contexts may also be subject to evolving regulatory requirements, which could increase compliance obligations or limit certain applications. In addition, our models may not perform as expected in all circumstances.

We may pursue joint ventures or strategic partnerships in the future, which could involve risks that adversely affect our business.

We have established a framework for a joint venture with the European Credit Investment Bank (“ECIB”), and we may enter into such joint venture in the future. We may also pursue and enter into joint ventures or alternative strategic partnerships with other parties. These arrangements, if consummated, would involve risks that are not present in wholly owned operations, including shared control, reliance on third parties, and the potential for disagreements regarding strategy or execution. We may have limited ability to influence partners’ actions, and their performance may not align with our expectations. In addition, such arrangements may require management attention and resources and could involve operational or financial risks. If we enter into joint ventures or similar arrangements and they are not successful, they could adversely affect our business, financial condition, and results of operations.

We have a history of losses and uncertain future profitability due to business repositioning.

We have incurred significant net losses since our inception. Although we have generated revenue since the repositioning of our business and are presenting net income in the current reporting period, we cannot assure you that we will achieve or sustain profitability in the future. We underwent a strategic repositioning of our business, and our long-term success depends on our ability to effectively implement and adapt this evolving strategy in a dynamic and competitive market. This repositioning involves uncertainties related to operational changes, market adoption, and execution risks, and we may not realize the intended benefits or efficiencies. As a result, we may experience operating losses, and we cannot guarantee that our business model will succeed or that we will achieve positive financial results.

We depend on our key personnel and other highly skilled personnel, and if we fail to attract, retain, motivate or integrate our personnel, our business, financial condition and results of operations could be adversely affected.

Our success depends, in part, on the service of our senior management team, key technical employees, and other highly skilled personnel and service providers upon whom we rely, as well as on our ability to identify, hire, develop, motivate, retain and integrate highly qualified personnel for all areas of our organization. In order to effectively execute our strategy, we will need to hire employees for various roles in the development, operations, sales, and compliance parts of our business. We may not be successful in attracting and retaining qualified personnel to fulfill our current or future needs. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all. If we are unable to attract and retain the necessary personnel, particularly in critical areas of our business, we may not achieve our strategic goals.

We rely, in part, on consultants and personnel affiliated with our controlling stockholder, which may present operational and other risks.

We utilize fractional consultants and, in certain cases, personnel affiliated with our controlling stockholder to support aspects of our operations and service delivery. These individuals are not our full-time employees. We may therefore have limited control over their availability, performance, and continued engagement. Our reliance on such personnel may reduce our ability to ensure consistent service quality, maintain institutional knowledge, and scale our operations efficiently. In addition, personnel affiliated with our controlling stockholder may have competing responsibilities or potential conflicts of interest. If we are unable to retain these consultants or access such personnel on acceptable terms, or if their services are reduced or terminated, we may need to incur additional costs to replace them or transition functions internally.

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

As of December 31, 2025, AEI and its affiliates own approximately 76.1% of our outstanding common stock. AEI has appointed 5 directors to the board. Based on AEI’s representation on the board and ownership position, AEI is able to exert substantial influence over the Company’s business. Additionally, the interests of AEI may be different from or conflict with the interests of the other stockholders. This concentration of voting power with AEI could delay, defer, or prevent a change of control, entrench management and the board, or delay or prevent a merger, consolidation, takeover, or other business combination involving the Company on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between the Company, on the one hand, and AEI, on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters.

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

The successful operation of our business depends upon the performance and reliability of the Internet, mobile, and other infrastructures that are not under our control.

Our business depends on the performance and reliability of the Internet, mobile and other infrastructures that are not under our control. Disruptions in Internet infrastructure or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our services and offerings could interfere with the speed and availability of our platform. If our platform is unavailable when platform users attempt to access it, or if our platform does not load as quickly as platform users expect, platform users may not return to our platform as often in the future, or at all, and may use our competitors’ products or offerings more often. In addition, we have no control over the costs of the services provided by national telecommunications operators. If mobile Internet access fees or other charges to Internet users increase, consumer traffic may decrease, which may in turn cause our revenue to significantly decrease.

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

During 2025, the market price of our common stock fluctuated from a low of $0.00 per share to a high of $15.90 per share, and our stock price continues to fluctuate. The market price and trading volume of our common stock may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

There is limited trading activity for our Common Stock on the OTC market. An investment in our securities is risky, and stockholders could lose their investment in our securities or suffer significant losses and wide fluctuations in the market value of their investment. Even with the commencement of trading of our Common Stock on the OTC market, the market price of our Common Stock is likely to be highly volatile. Given the continued uncertainty surrounding many variables that may affect our business, and the industry in which we operate, our ability to foresee results for future periods is limited. This variability could affect our operating results and thereby adversely affect our stock price. Many factors that contribute to this volatility are beyond our control and may cause the market price of our Common Stock to change, regardless of our operating performance.

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

As of December 31, 2025, we had outstanding warrants to acquire a total of 1,092,569 shares of our common stock, and stock options to purchase 138 shares of our common stock. While many of these warrants were not in the money based on recent trading prices, they were in the money at certain points during the year, and holders may elect cashless exercise. To the extent these warrants and options are exercised, whether for cash or on a cashless basis, existing stockholders’ ownership percentages will be diluted.

We have never paid dividends on our capital stock. While we may consider the payment of dividends in the future, we do not currently have any declared dividend policy and any such determination will be made at the discretion of our Board of Directors.

We have never paid dividends on any of our capital stock. While we may, in the future, consider the payment of dividends as part of our asset allocation strategy, we have no current dividend policy or commitment to pay dividends. Any decision to pay dividends will depend on our financial condition, results of operations, capital requirements, contractual restrictions, and other factors deemed relevant by our Board of Directors.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, instability in inflation in U.S. and foreign markets, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between (i) Russia and Ukraine, (ii) Israel and Hamas, (iii) Iran and the United States and Israel, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including instability in inflation. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

During 2024 and 2025, the Company strategically repositioned itself, including by launching a new business offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce is in the process of entering the financial technology industry with a focus on developing and supporting advanced digital investment banking activities, cross-border securities trading, advanced computational model-enabled investment banking advisory, asset management services, and fintech-enabled capital table management. As part of this plan, risk management processes have been implemented to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. These processes include an assessment of vendors during the selection/onboarding process and a review of SOC 1 reports on an annual basis and other relevant security attestations, where applicable.

CapForce will be maintaining policies over other related areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. CapForce utilizes industry recognized IT providers, leveraging third-party technology and expertise. These third-party service providers are a key part of CapForce’s current cybersecurity risk management and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols and critical data backups. Our outsourced information technology consultants conduct proactive patching and monitoring of all our existing systems and have implemented systems and procedures to mitigate cybersecurity risks that we believe are appropriate for a company of our size, stage of growth and financial condition. In addition, we carry insurance with coverage for cyber events that we believe is suitable for a company of our size, stage of growth and financial condition.

Governance

Management is responsible for the day-to-day management of the risks we face, while our Board of Directors and Audit Committee have responsibility for the oversight of risk management, including risks from cybersecurity threats. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. The Board of Directors has delegated to the Audit Committee of the Board of Directors responsibility for the oversight of information technology, including cybersecurity risks. Members of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, emerging threat landscape and new cyber risks, and provide updates on our processes to prevent, detect, and mitigate cybersecurity incidents.

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

As of the date of this Annual Report, we are not aware of any cybersecurity threats and have not experienced any cybersecurity incidents that have materially affected us, including our business strategy, results of operations or financial condition.

For additional information concerning risks related to cybersecurity, see Item 1A. Risk Factors: Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

Item 2. Properties

As of December 31, 2025, upon assignment of the Company’s lease at 9717 Key West Avenue, Suite 100, in Rockville, Maryland in April 2024, CapForce operates virtually in the United States. The Company’s subsidiaries, CapForce International and iCapX, are located at Unit 26-3A, Tower A, Menara UOA Bangsar, No. 5, Jalan Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia; while CapForce International Singapore Pte Ltd. (“CapForce Singapore”), a personnel entity of the Company, operates virtually.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Markets since August 2024. Prior to such time, our common stock traded on The Nasdaq Capital Market under the symbol “OPGN” since May 5, 2015. Prior to May 5, 2015, there was no public market for our common stock.

On February 23, 2026, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, among other proposals, an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from OpGen, Inc. to CapForce Inc. and, in connection therewith, the Company changed its ticker symbol to “CFOR.” The amendment was filed with the Secretary of State of the State of Delaware on February 27, 2026, and the Company also amended and restated its bylaws to reflect the name change. Our common stock is quoted on the OTC Expert Market, where limited trading activity, lack of public quotations, and no market makers may make it difficult for investors to buy or sell shares and may result in higher volatility and wider bid-ask spreads.

Stockholder Information

As of May 22, 2026, there were approximately 37 stockholders of record of our common stock, which does not include stockholders that beneficially own shares held in a “nominee” or in “street” name.

Sales of Unregistered Securities

As previously disclosed in the Company’s Current Reports on Form 8-K filed on August 22, 2024 and December 23, 2025, the Company entered into a securities purchase agreement with AEI Capital Ltd., the controlling stockholder of the Company, pursuant to which the Company had the right, in its discretion to sell to AEI Capital Ltd., shares of common stock having an aggregate value of up to $9.0 million. During the 2025 calendar year, the Company sold an aggregate of 78,125 shares of common stock for gross proceeds of approximately $0.5 million pursuant to the securities purchase agreement. Additionally, as previously disclosed in the Company’s Current Report on Form 8-K filed on January 16, 2026, the Company entered into a share sale agreement with AEI Capital Ltd., the controlling stockholder of the Company, pursuant to which the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited (the “Holding Company”). The Holding Company is the owner of all the equity interests of iCapX Sdn. Bhd. (“iCapX”). The contractual purchase price was $12,278,703.08 and the Company paid the purchase price in January 2026 through the issuance of 2,028,867 shares of common stock at a price of $6.052 per share.

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

Overview

CapForce Inc. (“CapForce” or the “Company”, formerly known as OpGen, Inc.) was incorporated in Delaware in 2001. From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis GmbH (“Curetis”) and Ares Genetics GmbH (“Ares Genetics”), developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life-threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs.

In November 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount and scaling down operations at the Company’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives. Subsequently, Curetis and Ares Genetics filed petitions for insolvency, and, as a result of such proceedings, the respective insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements and consequently, the subsidiaries were deconsolidated from the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). and all of Ares Genetics’ assets were sold to bioMerieux S.A.

In March 2024, as a result of the Company’s efforts to explore a strategic transaction, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned, a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman, and Mr. Lazar was appointed Chief Executive Officer.

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., a private limited company incorporated under the laws of the British Virgin Islands, which forms part of AEI Capital Group, with groupwide assets under management exceeding $3.0 billion. In conjunction with the transaction, Mr. Lazar resigned as Chief Executive Officer, Chairman and a director of the Company effective August 2024, and he resigned as President of the Company effective December 23, 2025. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024.

Following the sale of control to AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company established a wholly-owned subsidiary, CapForce International Holdings Ltd., which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce is entering the financial technology industry supporting digital investment banking activities and capital table management.

As part of the Company’s strategic focus on capital markets advisory, in December 2025, the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited, a company incorporated under the laws of the British Virgin Islands (the “Holding Company”) from AEI Capital Ltd. The Holding Company is the owner of all the equity interests of iCapX Sdn. Bhd., a private company limited by shares incorporated under the laws of Malaysia (“iCapX”) providing cap table management fintech platform services to customers. The iCapX platform will provide customers with proprietary datasets of structured private company equity information, enhancing due diligence capabilities, improving listing readiness assessments, and supporting pricing accuracy. The platform will also function as a pipeline for business development by engaging private companies ahead of potential listing events. Ongoing development initiatives include AI-driven analytics for identifying structural risks, optimizing exchange selection, and supporting predictive insights related to post-listing performance.

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

The following financing transactions generating gross proceeds of $5.5 million took place during 2024 and 2025:

●	In March 2024, we entered into a securities purchase agreement with David E. Lazar, pursuant to which we agreed to sell 3,000,000 shares of Series E Convertible Preferred Stock to Mr. Lazar at a price of $1.00 per share for aggregate gross proceeds of $3.0 million. Pursuant to the agreement, Mr. Lazar paid a total of $550,000 in exchange for 550,000 shares of Series E Preferred Stock. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold the 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement.

●	In August 2024, we entered into a securities purchase agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., which was subsequently amended in October 2024, pursuant to which we have the right, in our sole discretion, to sell to AEI Capital Ltd., at any time prior to December 31, 2025, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $9.0 million. During the 2024 fiscal year, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses, and, during the 2025 fiscal year, the Company sold 78,125 shares of common stock to AEI Capital Ltd. for gross proceeds of $0.5 million before deducting offering expenses. In December 2025, the Company and AEI Capital Ltd. further amended the August 2024 Securities Purchase Agreement to provide that the Company may sell shares of common stock to AEI Capital Ltd. thereunder until December 31, 2026.

In the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., including the August 2024 Securities Purchase Agreement noted above, until our operating business is able to sustain our operations or until we are able to monetize our investments in equity securities.

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

Following the acquisition of a controlling interest in the Company by AEI Capital Ltd., we generate revenues from CapForce’s listing sponsorship and consulting services, and we anticipate generating revenues from CapForce’s other business ventures including cross-border securities trading, advanced computational model-enabled investment banking advisory and asset management services, and fintech-enabled capital table management solutions via iCapX, CapForce’s next generation global digital investment banking platform.

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

Following the acquisition of a controlling interest in the Company by AEI Capital Ltd., the Company’s cost of sales are primarily subcontractor and advisor fees and technology infrastructure costs associated with providing our services. Research and development expenses consist of fees to develop, expand and innovate CapForce’s digital investment banking platform, and selling, general, and administrative expenses continue to consist of public company costs, salaries, and related costs for administrative and business development purposes.

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

	Years ended December 31,
	2025	2024	$ Change	% Change
Revenue
Product sales	$-	$169,373	$(169,373)	-100%
Laboratory services	-	26,776	(26,776)	-100%
Listing sponsorship services	30,200,000	5,000,000	25,200,000	504%
Total revenue	$30,200,000	$5,196,149	$25,003,851	481%

The Company’s total revenue for the year ended December 31, 2025 increased $25.0 million. This increase is attributable to the recognition of additional listing sponsorship services revenues in 2025, partially offset by a decrease in product sales and laboratory services as the Company scaled down its legacy operations. The breakdown of total revenues is as follows:

●	Product Sales: the decrease during the year ended December 31, 2025 compared to the same period in 2024 is attributable to the scaling down of legacy operations at the Company in connection with the Company repositioning its business;

●	Laboratory Services: the decrease during the year ended December 31, 2025 compared to the same period in 2024 is attributable to the scaling down of legacy operations at the Company in connection with the Company repositioning its business; and

●	Listing Sponsorship Service: the increase during the year ended December 31, 2025 compared to the same period in 2024 is due to the Company’s continued performance and completion of the remaining performance obligations pursuant to its listing sponsorship and consulting services contract with the Company’s client.

Operating expenses

	Years Ended December 31,
	2025	2024	$ Change	% Change
Cost of products sold	$-	$31,636	$(31,636)	-100%
Cost of services	3,020,000	1,575	3,018,425	191646%
Research and development	6,585	48,820	(42,235)	-87%
General and administrative	3,132,917	4,542,025	(1,409,108)	-31%
Sales and marketing	12,420	172,238	(159,818)	-93%
Loss on deconsolidation of subsidiaries	-	75,138	(75,138)	-100%
Total operating expenses	$6,171,922	$4,871,432	$1,300,490	27%

The Company’s total operating expenses for the year ended December 31, 2025 increased from $4.9 million to $6.2 million, when compared to the same period in 2024. This increase is primarily attributable to:

●	Cost of products sold: cost of products sold for the year ended December 31, 2025 decreased when compared to the same period in 2024. The decrease in cost of products sold aligns with scaling down of legacy operations at the Company in connection with the Company repositioning its business;

●	Cost of services: cost of services for the year ended December 31, 2025 increased when compared to the same period in 2024. The increase in cost of services aligns with the repositioning of the Company’s business. In 2024, cost of services related to the Company’s laboratory services, while in 2025, cost of services relates to services performed for the Company’s listing sponsorship business;

●	Research and development, general and administrative, and sales and marketing: research and development, general and administrative, and sales and marketing expenses decreased for the year ended December 31, 2025 compared to the same period in 2024. The decreases are primarily attributable to the Company scaling down its legacy operations in connection with the Company repositioning its business; and

●	Loss on deconsolidation of subsidiaries is the result of the Company deconsolidating its Colombia and Denmark subsidiaries in 2024.

Other income (expense)

	Years Ended December 31,
	2025	2024
Interest and other income	$416,929	$371,444
Interest expense	(11,245)	(7,555)
Gain on extinguishment of debt	-	9,738,487
Gain on impairment adjustment	-	2,079,575
Gain on settlement of compensation expenses	-	570,785
Change in fair value of EIB loan guaranty	-	(908,586)
Foreign currency transaction gains	103	575
Total other income	$405,787	$11,844,725

The Company’s decrease in total other income for the year ended December 31, 2025 compared to the same period of 2024 is primarily due to several one-time income items in 2024 including the recognition of a gain on extinguishment of debt of $9.7 million following the Company’s settlement of its loan guaranty with its former lender, the European Investment Bank (“EIB”), in August 2024, the recording of a gain on impairment adjustment of $2.1 million in March 2024 following the Company’s identification of a subtenant for its Rockville, Maryland office, and the recognition of a gain on settlement of compensation expenses of $0.6 million following the Company’s settlement of deferred and accrued compensation and severance expenses with the Company’s former CEO. These were partially offset by a $0.9 million change in the fair value of the Company’s EIB loan guaranty.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $0.5 million compared to $1.3 million at December 31, 2024. Historically, we have funded our operations primarily through external investor financing arrangements and strategic actions taken by us, but going forward, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd. We generated $0.5 million and $5.0 million of gross proceeds from the sale of our securities in 2025 and 2024, respectively.

In the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., including the August 2024 Securities Purchase Agreement noted above, until our operating business is able to sustain our operations or until we are able to monetize our investments in equity securities. As of December 31, 2025, we have the right, in our sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2026, up to $6.5 million worth of additional shares of common stock under the August 2024 Securities Purchase Agreement.

Sources and uses of cash

The following table summarizes the net cash (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

	Years ended December 31,
	2025	2024
Net cash (used in) provided by
Operating activities	$(1,183,624)	$(4,869,744)
Investing activities	(49,481)	-
Financing activities	496,719	5,028,574
Net (decrease) increase in cash and cash equivalents	$(736,386)	$158,830

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 consisted primarily of our net income of $23.6 million, adjusted for certain non-cash items, including the net change in operating assets and liabilities of $25.3 million, stock compensation expense of $0.3 million, and depreciation and amortization of $0.2 million.

Net cash used in operating activities for the year ended December 31, 2024 consisted primarily of our net income of $12.0 million, adjusted for certain non-cash items, including the change in fair value of the EIB loan guaranty of $10.9 million, the gain on impairment adjustment of $2.1 million, and the net change in operating assets and liabilities of $4.1 million.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2025 consisted primarily of our purchase of intangible assets of approximately $50,000.

We used no cash in investing activities during the year ended December 31, 2024.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2025 of $0.5 million consisted primarily of proceeds from the issuance of common stock in connection with the August 2024 Securities Purchase Agreement with AEI Capital Ltd.

Net cash provided by financing activities for the year ended December 31, 2024 of $5.0 million consisted primarily of proceeds from the issuance of preferred stock and common stock.

Contractual Commitments

Other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024 but for which we still remain liable to the landlord, the Company has no other material contractual commitments as of December 31, 2025.

Funding requirements

Going forward, our primary use of cash is to fund the Company’s revenue growth and operating expenses, including those costs for general administrative, digital investment banking platform development and maintenance and corporate purposes. Our future funding requirements will depend on the costs associated with repositioning our business and complying with our obligations as a public company. We cannot provide any assurances that additional financing will not be required in the future to support our operations, but we intend to use financing opportunities strategically to continue strengthening our financial position and, in the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital Ltd., our controlling shareholder, until our operating business is able to sustain our operations.

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

A summary of our significant accounting policies is included in Note 3 of the accompanying audited consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. The accounting policies considered critical are discussed below.

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

Long-Lived Assets

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

Share-Based Compensation

Stock-based compensation expense is recognized at fair value. The fair value of stock-based compensation to employees and directors is estimated on the date of grant using the Black-Scholes model for stock options. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the award. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Company did not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

For the year ended December 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the Company assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its statement “Internal Control-Integrated Framework (2013).”

Based on this assessment, management has concluded that, as of December 31, 2025, internal control over financial reporting is effective based on these criteria.

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

The following table sets forth information regarding the Company’s directors and executive officers as of the date hereof.

Name	Age	Positions
John Tan Honjian	34	Chairman of the Board
Christian-Laurent Benoit Bonte	47	Chief Executive Officer
Mohd Azham Azudin	52	Chief Operating Officer
Ken Lim Zhao Qi	38	Director
Ethan Low Yu Jie	35	Director
Constance Wong Poh Yin	34	Director
Victor Chua Kok Hoe	36	Director

John Tan Honjian brings extensive expertise as a corporate strategist and private equity investor with significant legal experience in local and cross-border corporate mergers and acquisitions, corporate joint ventures and strategic alliances, foreign investment, private equity and venture capital deals, private fund establishment and structuring for private equity funds and venture capital funds, project financing, structuring of investment deals for high net-worth family offices, strategic structuring of business deals, and property transactions for both corporate and individual clients. Since January 2015, Mr. Tan has served as Chairman and CEO of AEI Capital Group headquartered in Kuala Lumpur, Malaysia with satellite offices in Singapore and Hong Kong, where he leads the Asia-Pacific-focused private equity investment group with AUM exceeding USD $3.0 billion with the support of a seasoned team backed by diverse experience in more than 100 M&A transactions, exceeding 50 private equity deals and above 20 IPO exercises in major financial centers such as New York, Hong Kong, Singapore, Sydney and Kuala Lumpur. AEI Capital Group specializes in late-stage, pre-IPO investments, merger and acquisition/joint venture transactions, private equity/venture capital deals, private investment in public equity (PIPE), hedge fund portfolio, private fund structuring, and buy-out of high growth small and medium-sized enterprises and tech ventures, with preferred exit via IPO on global stock exchanges such as HKEX, ASX and NASDAQ. AEI Capital Group received the award of Best Private Equity Firm (East Asia) in Fund Awards 2021 granted by Wealth & Finance International (WFI). Since January 2020, Mr. Tan has served as co-President, Investment Banking Services Group at European Credit Investment Bank Ltd. where he leads its offshore investment banking services group to serve small-mid cap listed companies across Asia Pacific whose capital market needs are still mostly underserved by onshore investment banks and global institutional investors. Mr. Tan has served on the board of directors of various high growth companies across Asia Pacific and acted as the board advisor to various public listed companies across Asia Pacific. Earlier in his career, Mr. Tan specialized in mergers and acquisitions, capital markets and private equity as a common law-qualified cross-border corporate lawyer at Rajah and Tann Singapore LLP, the largest law firm in the ASEAN region, headquartered in Singapore, with affiliate offices in Cambodia, China, Indonesia, Laos, Malaysia, Myanmar, Philippines, Thailand and Vietnam, and founded in 1976. Mr. Tan also served as the regional counsel for a Fortune 100 Company in charge of the ASEAN and South Asia regions. Mr. Tan has received the honor of Global Innovator Award 2018 in Finance and Investment Category by Global SME Alliance, United Nations due to his significant contribution on ASEAN-plus-China One-Belt-One-Road private equity investment thesis. Mr. Tan spoke as a Panel Speaker in the Global SME Summit alongside global leaders such as France’s ex-Prime Minister Mr. Jean-Pierre Raffarin and China’s ex-Vice Premier Mdm. Wu Gui Xian. Mr. Tan completed his Master of Business Administration (MBA) Essentials Programme at the London School of Economics and Political Science (LSE), with an Executive Program completed at the University of Oxford on Blockchain Strategy. He also completed his Postgraduate Executive Programme in Alternative Investments at Harvard University. Based on Mr. Tan’s extensive experience, our Board believes that Mr. Tan has the appropriate set of skills to serve as Chairman of the Board.

Christian-Laurent Benoit Bonte has served as our Chief Executive Officer since December 2025 and was a member of our board from August 2024 to July 2025. He is the owner of Far Cap Pte Ltd, a Singapore-based business founded by Mr. Bonte in December 2017, and which is engaged in corporate financing and investing transactions primarily focused on the technology industry. He served as Managing Director of Far Cap Pte Ltd from December 2021 to March 2024. Most recently, Mr. Bonte joined Meyzer Capital Management Pte Ltd, a management consulting and alternative investments platform, in March 2024 and, since July 2024, has served as Executive Director with responsibilities for fund management. From August 2017 to December 2021, Mr. Bonte served as Managing Director of ARC Capital Ltd, an investment bank focusing on middle market transactions with offices in Asia and the United States. Based on Mr. Bonte’s extensive experience, our Board believes that Mr. Bonte has the appropriate set of skills to serve as the Company’s Chief Executive Officer.

Mohd Azham Azudin has over 25 years of investment experience specifically in private equity, venture capital deals, and corporate advisory, including corporate structuring, finance, and mergers and acquisitions. Since March 2023, he has served as Vice President of Group Investments and Corporate Advisory at AEI Capital Ltd. Mr. Azudin will retain such role, however, in such capacity, he will also serve as the Chief Operating Officer of the Company. Prior to his current role, from September 2022 to January 2023, Mr. Azudin served as the Lead Executioner for the Security Token Offering (“STO”) Division at ATA Global Inc. US. From March 2021 to June 2021, Mr. Azudin was involved in the F&B Fund Framework and Conceptualization Paper at Articulate Fusion Sdn. Bhd. Mr. Azudin served as Vice President in Private Equity Investments at Malaysian Development Bank’s Private Equity Management Company from 2007 to 2010 and as the Executive Vice President in Corporate Affairs at Quest MasteryAsia Group from 2017 to 2021. Mr. Azudin holds a chartered accountant designation from the Malaysia Institute of Accountants. Based on Mr. Azudin’s extensive experience, our Board believes that Mr. Azudin has the appropriate set of skills to serve as the Company’s Chief Operating Officer.

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

The Board annually elects from its members the Audit and Compensation Committees. The Board may also, from time to time, appoint ad hoc committees. Currently, the Board has not appointed a Nominating and Corporate Governance Committee. The Board believes the nominating and corporate governance responsibilities are best handled at this time by the full Board given its size.

During its fiscal year ended December 31, 2025, the Board and its committees did not hold any formal meetings. The Board encourages all directors to attend the Company’s annual meeting of stockholders.

Each of the standing Committees of the Board operates pursuant to a written Committee Charter. Copies of these Charters can be obtained free of charge from the Corporate Governance portion of the Investors section of the Company’s website, www.opgen.com.

Director Independence

An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that, upon their appointments, Messrs. Chua and Lim will be “independent” directors as defined in the applicable Nasdaq listing standards and applicable SEC rules. Our independent directors will conduct regularly scheduled meetings at which only independent directors are present. Although the Company is not currently listed on Nasdaq, the Company intends to continue to apply Nasdaq corporate governance standards, including those relating to director independence.

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

Audit Committee

The current members of our audit committee are: Messrs. Lim Zhao Qi Ken (Chair) and Chua Kok Hoe Victor. Each member of the audit committee is expected to be financially literate, and Mr. Lim qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter that details the purposes and responsibilities of the committee, including:

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

Compensation Committee

The current members of our compensation committee are: Messrs. Chua Kok Hoe Victor (Chair) and Lim Zhao Qi Ken. We have adopted a compensation committee charter that details the purposes and responsibilities of the committee, including:

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

Procedures for Nominating a Director Candidate

The Board considers nominations by stockholders who recommend candidates for election to the Board. The Board evaluates nominees recommended by stockholders in the same manner as it evaluates other nominees. A stockholder seeking to recommend a prospective candidate for the Board’s consideration may do so by writing to the Corporate Secretary c/o CapForce Inc., 23219 Stringtown Road, Suite 300, Clarksburg, Maryland 20871.

Recommendations for director candidates submitted for consideration by the Board in preparation for the 2026 Annual Meeting of Stockholders must be received after the close of business on the 120th day prior to the first anniversary of the date on which notice of the 2025 Annual Meeting of Stockholders is first made available to our stockholders, and no later than the close of business on the 90th day prior to the first anniversary of the date on which such notice is first made available to our stockholders in connection with such meeting. However, if we change the date of the 2026 Annual Meeting by 30 days from the anniversary of the 2025 Annual Meeting of Stockholders, recommendations for director candidates must be received not later than the close of business on the tenth day following the earlier of the day on which notice of the date of the meeting was mailed and public disclosure was made.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and persons who own more than 10% of the Company’s outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and any other equity securities of the Company. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the Company’s records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the 2025 fiscal year, except the following: (i) Forms 4 for Constance Wong Poh Yin, Victor Chua Kok Hoe, Ethan Low Yu Jie, Ken Lim Zhao Qi, Mohd Azham Azudin and Gillian Tan Rou Yee for a transaction on December 3, 2025 were not filed as of the filing of these consolidated financial statements, and (ii) a Form 4 for AEI Capital, Ltd. for a transaction occurring on December 11, 2025 was not filed as of the filing of these consolidated financial statements.

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

Communications with the Board of Directors

Stockholders who want to communicate with members of the Board, including the independent directors, individually or as a group, should address their communications to the Board, the Board members or the Board committee, as the case may be, and send them to c/o Chair of the Audit Committee, CapForce Inc., 23219 Stringtown Road, Suite 300, Clarksburg, Maryland 20871. The Chair of the Audit Committee will forward all such communications directly to such Board members. Any such communications may be made on an anonymous and confidential basis.

Item 11. Executive Compensation

We are currently a “smaller reporting company” as defined by Item 10 of the Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to provide certain scaled disclosures permitted under the Exchange Act for smaller reporting companies.

Awards are generally granted at regularly scheduled Compensation Committee and Board meetings around November. As a general matter, the Compensation Committee does not take material nonpublic information into account when determining the timing and terms of such awards. This grant timing is used to provide for a routine and regular grant practice regarding all employees, and to make sure that the existence (or lack thereof) of material non-public information is not a factor in decisions about the timing or size of equity grants. Similarly, the Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The Company has no plan that provides for the payment of a named executive officer following or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the smaller reporting company or a change in the named executive officer’s responsibilities following a change in control.

Summary Compensation Table for 2025 and 2024

Our named executive officers for 2025 are Christian-Laurent Benoit Bonte, Mohd Azham Azudin, Syed Johan bin Syed Mohd and John Tan Honjian. The table below provides disclosure for the years ended December 31, 2025 and 2024 for our named executive officers. John Tan Honjian was appointed to CEO, Chairman and Director of the Company in August 2024 in connection with the July 2024 transaction whereby AEI Capital Ltd. purchased shares of Series E Preferred Stock and the rights to purchase additional shares of Series E Preferred Stock pursuant to the March 2024 Purchase Agreement from Mr. David E. Lazar, a private investor and the Company’s former chief executive officer. On December 1, 2025, John Tan Honjian resigned from his position of Chief Executive Officer of the Company, and Christian-Laurent Benoit Bonte was appointed Chief Executive Officer. John Tan Honjian continues in his position as Chairman of the Board of Directors of the Company.

Named Executive Officer and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)		Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2)(3) ($)	All Other Compensation ($)		Total ($)
John Tan Honjian	2025	$-		$-	$-		$-	$-	$25,000	(4)	$25,000
Chief Executive Officer	2024	$-		$-	$-		$-	$-	$-		$-

Christian-Laurent Benoit Bonte	2025	$52,167	(6)	$-	$-		$-	$-	$-		$52,167
Chief Executive Officer	2024	$-		$-	$49,999	(5)	$-	$-	$-		$49,999

Mohd Azham Azudin	2025	$-		$-	$-		$-	$-	$12,500	(4)	$12,500
Chief Operating Officer	2024	$-		$-	$50,000		$-	$-	$-		$50,000

Syed Johan Bin Syed Mohd	2025	$-		$-	$40,001		$-	$-	$-		$40,001
Chief Technology Officer	2024	$-		$-	$-		$-	$-	$-		$-

(1)	The “Stock Awards” column reflects the grant date fair value for all restricted stock units awarded under the Amended and Restated 2015 Incentive Plan (the “Plan”) during 2025 and 2024, respectively. The “Option Awards” column reflects the grant date fair value for all stock option awards granted under the 2015 and 2022 Incentive Plans during 2025 and 2024, respectively. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting. Assumptions used in the calculation of the amounts in these columns for 2025 and 2024 are included in a footnote to the Company’s consolidated audited financial statements for the years ended December 31, 2025 and 2024.
(2)	Represents annual incentive bonuses paid under an annual performance-based cash incentive plan. Corporate performance goals are established by the Compensation Committee for each year. The incentive bonuses are determined by the Compensation Committee based on the achievement of corporate performance goals. The Compensation Committee determined not to grant any such bonuses to the named executed officers for the fiscal years ended December 31, 2025 and 2024.
(3)	The named executive officers were eligible to receive performance-based cash bonuses for the fiscal years ended December 31, 2025 and 2024. The Compensation Committee determined not to grant any such bonuses to the named executed officers for the fiscal year ended December 31, 2025 and 2024.
(4)	Mr. Honjian’s and Mr. Azudin’s “All Other Compensation” for 2025 represent amounts paid for consulting services by each consultant.
(5)	Mr. Bonte’s “Stock Awards” for 2024 represents amounts paid in his capacity as a Board member.
(6)	Mr. Bonte’s “Salary” for 2025 consists of $39,167 earned in his capacity as Head of the Digital Investment Banking Arm of CapForce from July to November 2025 and $13,000 earned in his capacity as Chief Executive Officer of CapForce following his appointment in December 2025.

Agreements with Our Named Executive Officers

Mr. Bonte is party to an employment agreement with the Company. Pursuant to his employment agreement, Mr. Bonte’s initial base salary is $156,000. He is entitled to a guaranteed minimum annual bonus equal to one month of base salary payable upon the completion of his first year of service and a performance bonus ranging from $26,000 to $312,000, subject to performance. He is also eligible for an annual stock grant worth $200,000, subject to performance. Bonte’s employment may be terminated by the Company at any time by one (1) month written notice by the Company.

Mr. Azudin is party to a consulting agreement with the Company relating to his service as Chief Operating Officer. The consulting agreement provides that Mr. Azudin will receive a base salary of $50,000 per year. Under the consulting agreement, the Company may elect to pay such base salary, or a portion thereof, by granting Mr. Azudin equity securities of the Company. Separately, Mr. Azudin receives $2,500 per month for his consulting services to the Company.

Mr. Mohd is party to a consulting agreement with the Company relating to his service as Chief Technology Officer. The consulting agreement provides that Mr. Mohd will receive, on an annual basis, a grant of restricted stock units representing a number of shares of common stock having a value equivalent to $40,000 as of the date of grant. Separately, Mr. Mohd receives $1,500 per month for his consulting services to the Company.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the outstanding equity awards held by the named executive officers as of December 31, 2025.

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested	Market Value of Shares of Stock that have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)(1)
Mohd Azham Azudin(2)	-	-	-	-	-	31,250	$496,875	-	-
Christian-Laurent Benoit Bonte(3)	-	-	-	-	-	28,571	$454,279	-	-
Syed Johan Bin Syed Mohd(4)	-	-	-	-	-	9,709	$154,373	-	-
John Tan Honjian	-	-	-	-	-	-	-	-	-

(1)	Calculated based on the closing price of the common stock on the OTC Market on December 31, 2025 (the last trading day of 2025) of $15.90 per share.
(2)	Mr. Azudin Mohd Azham was granted restricted stock units on December 4, 2024 (31,250) which vest over one year, but the awards will not be issued until the Company’s stockholders approve the Company’s new equity incentive plan, which occurred at the Company’s Annual Meeting of stockholders on February 23, 2026.
(3)	Mr. Christian-Laurent Benoit Bonte was granted restricted stock units on November 6, 2024 (28,571) which vest over one year, but the awards will not be issued until the Company’s stockholders approve the Company’s new equity incentive plan, which occurred at the Company’s Annual Meeting of stockholders on February 23, 2026.
(4)	Mr. Syed Johan Bin Syed Mohd was granted restricted stock units on April 1, 2025 (9,709) which vest over one year, but the awards will not be issued until the Company’s stockholders approve the Company’s new equity incentive plan, which occurred at the Company’s Annual Meeting of stockholders on February 23, 2026.

Director Compensation

Prior to the initial closing of the March 2024 Private Placement, our Board of Directors adopted a non-employee director compensation plan providing for certain cash and equity compensation to be provided to the Company’s non-employee directors for their service on the Board and its committees. Pursuant to such plan, each non-employee director received an annual cash retainer of $25,000, or, with respect to the Chairman of the Board, $75,000, plus additional annual cash compensation for the Board and committee chairs ($15,000 for Audit Committee and $12,000 for Compensation Committee) and for committee members ($7,000 for Audit Committee and $6,000 for Compensation Committee). In addition, new non-employee directors received an initial equity grant and each non-employee director received an annual equity grant. Under such program, each non-employee director received an initial grant of between 1,500 and 3,000 restricted stock units and an annual grant to non-employee directors of 1,500 restricted stock units. All such awards were made under the Company’s 2015 Equity Incentive Plan. Consistent with the Company’s cash management efforts, the Company reduced its director compensation plan by forty percent (40%). Oliver Schacht, our Chief Executive Officer and member of the Board in 2024, did not receive additional compensation for his service on the Board.

Following the initial closing of the March 2024 Private Placement, the Company entered into director agreements with each of Messrs. Ben-Tzvi, Lazar, McMurdo and Natan. Pursuant to the director agreements, each director was entitled to receive from the Company a cash fee of $12,500 per quarter (pro-rated for any partial quarter) plus a one-time fee of $50,000 upon signing their director agreements. Such cash fees accrued until such time as the Company raised sufficient capital to pay the accrued but unpaid cash fees or the director elected to convert such unpaid fees into shares of common stock of the Company. The cash director fee would convert at a rate of $4.00 per share for each $1.00 of accrued and unpaid fee that is converted. In addition to the quarterly cash fee, under the director agreements, each director was granted 10,000 shares of restricted common stock.

In conjunction with Mr. Lazar’s resignation as CEO, Chairman and Director of the Company, effective August 2, 2024, on August 2, 2024, the Board appointed John Tan Honjian as Chief Executive Officer, Chairman and Director of the Company.

On August 9, 2024, following the transaction pursuant to which Mr. Lazar sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., the Company’s Board of Directors (the “Board”) voted to appoint Christian-Laurent Bonte, Victor Chua Kok Hoe, Ken Lim Zhao Qi, Ethan Low Yu Jie and Constance Wong Poh Yin as directors of the Company. Pursuant to the director agreements, each director was entitled to receive from the Company restricted stock units having a value of $50,000, but the awards will not be issued or vest until the Company’s stockholders approve the Company’s new equity incentive plan, which occurred at the Company’s Annual Meeting of stockholders on February 23, 2026. All such awards were made under the Company’s 2015 Equity Incentive Plan. Mr. John Tan Honjian did not receive compensation for his service on the Board. See “Summary Compensation Table” for his 2024 compensation. On July 17, 2025, Mr. Christian-Laurent Benoit Bonte stepped down as a director in connection with his appointment as the Head of the Digital Investment Banking Arm of CapForce.

Compensation for the non-employee directors for the year ended December 31, 2025 was:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Ken Lim Zhao Qi	$-	$-	$-	$-
Ethan Low Yu Jie	$17,500	$-	$-	$17,500
Constance Wong Poh Yin	$15,060	$-	$-	$15,060
Victor Chua Kok Hoe	$-	$-	$-	$-

(1)	The “Stock Awards” column reflects the grant date fair value for all restricted stock awards granted under the 2015 Stock Options Plan during 2025. These amounts are determined in accordance with FASB Accounting Standards Codification 718 (ASC 718), without regard to any estimate of forfeiture for service vesting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The number of shares of the Company’s Common Stock outstanding at the close of business on April 30, 2026 was 12,178,278 shares. In addition, as of April 30, 2026, there were 250 shares of Series D Preferred Stock outstanding. Each share of Series D Preferred Stock is convertible into 244.40 shares of Common Stock, subject to applicable ownership limitations that restrict a holder’s ability to convert in excess of designated percentages. The following table sets forth the beneficial ownership of the Company’s common stock, as of April 30, 2026, by each Company director and executive officer, and by all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options and warrants currently exercisable or exercisable within 60 days after April 30, 2026 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the knowledge of the directors and executive officers of the Company, as of April 30, 2026, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares representing more than 5% of the voting rights attached to all outstanding shares of the Company, other than as set forth below. Unless otherwise indicated, the address of each beneficial owner listed below is c/o CapForce Inc., 23219 Stringtown Road, Suite 300, Clarksburg, Maryland, 20871.

Name and Address of Beneficial Owner	Number of Shares of common stock	Percentage Beneficially Owned
5% Stockholders
AEI Capital Ltd.(1)(2)	9,753,595	80.09%
TG Investments Ltd.(1)(3)	632,506	5.19%
Directors and Officers
John Tan Honjian	-	-%
Christian-Laurent Benoit Bonte(4)	28,571	*	%
Mohd Azham Azudin(4)	31,250	*	%
Ken Lim Zhao Qi(4)	28,571	*	%
Ethan Low Yu Jie(4)	28,571	*	%
Constance Wong Poh Yin(4)	28,571	*	%
Victor Chua Kok Hoe(4)	28,571	*	%
All directors and officers as a group (7 persons)	174,105	1.43%

*	Constitutes less than 1% of our outstanding common stock.

(1)	Consists entirely of shares of common stock.
(2)	Beneficial ownership information presented herein is based on information provided by the Company’s transfer agent, publicly available filings, and representations furnished by the applicable stockholder. Although the shares of common stock are held by AEI Capital Ltd., Mr. Tan is a director, chief executive officer, and the ultimate beneficial owner of AEI Capital Ltd. As a result, Mr. Tan shares beneficial ownership of the securities held by AEI Capital Ltd.
(3)	Beneficial ownership information presented herein is based on information provided by the Company’s transfer agent, publicly available filings, and representations furnished by the applicable stockholder.
(4)	Consists entirely of restricted stock units that have vested as of April 30, 2026 or will vest within 60 days of such date.

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

Equity Compensation Plan Information

The following table shows, as of December 31, 2025, the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance(3)
Equity compensation plans approved by security holders	1,301,855	$9.01	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,301,855	$9.01	-

(1)	Includes 209,148 outstanding restricted stock units for which there is no exercise price.
(2)	Includes the weighted-average exercise price of stock options and warrants only.
(3)	Does not include 1,000,000 shares of common stock that became available under the 2026 Stock Incentive Plan following approval by the Company’s stockholders at the Company’s 2025 Annual Meeting on February 23, 2026.

2015 Plan

The 2015 Equity Incentive Plan, or 2015 Plan, provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provides for grants of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants. The 2015 Plan was amended by the Compensation Committee in February 2017 to revise the provisions with respect to net settlement of awards in response to change in regulations, and to establish standard periods for exercise of vested stock options following termination of service events.

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

Authorized shares. Under our 2015 Plan, the aggregate number of shares of our common stock authorized for issuance may not exceed (1) 271 plus (2) the sum of the number of shares subject to outstanding awards under the Company’s previous 2008 plan as of the 2015 Plan’s effective date that are subsequently forfeited or terminated for any reason before being exercised or settled, plus the number of shares subject to vesting restrictions under the 2008 plan on the 2015 Plan’s effective date that are subsequently forfeited. In addition, the number of shares that have been authorized for issuance under the 2015 Plan are automatically increased on the first day of each fiscal year beginning on January 1, 2016 and ending on (and including) January 1, 2025, in an amount equal to the lesser of (i) 4% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, and (ii) another lesser amount determined by our Board. As of April 1, 2025, the 2015 Plan expired and no additional awards were available for issuance under such 2015 Plan.

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

Restricted stock. Restricted stock is a share award that may be subject to vesting conditioned upon continued service, the achievement of performance objectives or the satisfaction of any other condition as specified in a restricted stock agreement. Participants who are granted restricted stock awards generally have all the rights of a stockholder with respect to such stock, other than the right to transfer such stock prior to vesting.

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

Under the A&R Plan, in the event of a “change in control”, as defined in the A&R Plan, all the outstanding options will vest fully at the date of the change in control. However, in the event of a change in control due to a sale, merger, sale of substantially all of the assets or consolidation of the Company, all the outstanding options will be addressed in the applicable acquisition agreement. Such agreement may, at the sole discretion of the Compensation Committee and without the approval or the advice of the optionees being required, provide the following: (1) the continuation of the outstanding options by the Company (if the Company is the company that continues to exist); (2) the take-over of the A&R Plan and the outstanding options by the acquiring company or the company that continues to exist, or its parent company; (3) the replacement of the outstanding options by new option rights with conditions that are equivalent to the conditions of the outstanding options by the acquiring company or the company that continues to exist, or its parent company; or (4) the cancellation of each outstanding option in return for payment to the optionee of an amount per option equal to the difference between the fair market value of the common stock of the Company at the time of the closing under the purchase, merger, or consolidation agreement less the option price.

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

Authorized shares. The aggregate number of shares of our common stock authorized for issuance under the 2020 Stock Options Plan is 6,500 shares of common stock. Shares subject to awards granted under the 2020 Stock Options Plan that are forfeited or terminated before being exercised will not be available for re-issuance under the 2020 Stock Options Plan. No more than 2,500 shares may be delivered per person upon the exercise of incentive stock options granted under the 2020 Stock Options Plan.

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

2022 Inducement Plan

In connection with the appointment of the Company’s former CFO, Albert Weber, the Company granted him an inducement grant of stock options to purchase an aggregate of 1,050 shares of the Company’s common stock with a grant date of January 3, 2022. The equity award was granted pursuant to Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a component of Mr. Weber’s employment compensation and was granted as an inducement material to his acceptance of employment with the Company. The options had an exercise price of $216.00. The option award vests over a four-year period with 25% vesting on the first anniversary of the date of grant, January 3, 2023, and in equal quarterly installments on each quarterly anniversary thereafter. The award is subject to Mr. Weber’s continued service with the Company through the applicable vesting dates.

2026 Stock Incentive Plan

The 2026 Stock Incentive Plan (the “2026 Plan”) was approved by stockholders at the 2025 Annual Meeting of Stockholders on February 23, 2026. The following sets forth the principal terms of the 2026 Plan.

Shares Available and Evergreen Provision. Under the 2026 Plan, 1,000,000 shares of our Common Stock were made available for issuance. In the event of any stock dividend, stock split, reverse stock split, share combination, recapitalization, merger, consolidation, spin-off, split-up, reorganization, rights offering, liquidation, or any similar change event of or by our company, appropriate adjustments will be made to the shares subject to the 2026 Plan and to any outstanding awards. Shares available for awards under the 2026 Plan may be either newly-issued shares or treasury shares.

The 2026 Plan includes an evergreen provision providing for an automatic annual increase in the shares of common stock available for issuance under the 2026 Plan over the next 10 years in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Pursuant to the evergreen provision, the number of shares available for issuance under the 2026 Plan shall automatically increase on January 1st of each year for a period of 9 years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, provided that our board of directors may decide, prior to the first day of any calendar year, that there shall be no increase in the shares available for issuance under the 2026 Plan for such calendar year or that the increase shall be a lesser number of shares than otherwise provided under the evergreen provision.

In certain circumstances, shares subject to an outstanding award may again become available for issuance pursuant to other awards available under the 2026 Plan. For example, shares subject to awards that are forfeited, terminated, canceled or expired will again become available for future grants under the 2026 Plan.

Administration. The 2026 Plan will be administered by the Compensation Committee of the Board. The Committee will consist of at least two members who are non-employee directors within the meaning of Rule 16b-3 under the Exchange Act. With respect to the participation of individuals who are subject to Section 16 of the Exchange Act, the 2026 Plan is administered in compliance with the requirements of Rule 16b-3 under the Exchange Act. Subject to the provisions of the 2026 Plan, the Committee or, with the Committee’s approval, Company management determines the persons to whom grants of options, including but not limited to Stock Appreciation Rights, shares of restricted stock and other stock-based awards are to be made, the number of shares of common stock to be covered by each grant and all other terms and conditions of the grant. If an option is granted, the Committee or, with the Committee’s approval, Company management determines whether the option is an incentive stock option or a non-qualified stock option, the option’s term, vesting and exercisability, the amount and type of consideration to be paid to our company upon the option’s exercise and the other terms and conditions of the grant. The terms and conditions of restricted stock and SAR Awards are also determined by the Committee. The Committee has the responsibility to interpret the 2026 Plan and to make determinations with respect to all awards granted under the 2026 Plan. All determinations of the Committee are final and binding on all persons having an interest in the 2026 Plan or in any award made under the 2026 Plan. The costs and expenses of administering the 2026 Plan are borne by the Company.

Eligibility. Eligible individuals include our and our subsidiaries’ employees (including our and our subsidiaries’ officers and directors who are also employees), independent directors, advisors or consultants whose efforts, in the judgment of the Committee, are deemed worthy of encouragement to promote our growth and success. Non-employee directors of our Board are also eligible to participate in the 2026 Plan. All eligible individuals may receive one or more awards under the 2026 Plan, upon the terms and conditions set forth in the 2026 Plan.

Stock Options and SARs. Under the 2026 Plan, the Committee is authorized to grant both stock options and SARs. Stock options may be either designated as non-qualified stock options or incentive stock options. Incentive stock options, which are intended to meet the requirements of Section 422 of the Internal Revenue Code such that a participant can receive potentially favorable tax treatment, may only be granted to employees. Therefore, any stock option granted to consultants and non-employee directors are non-qualified stock options. The tax treatment of incentive and non-qualified stock options is generally described later in this summary. SARs may be granted either alone or in tandem with stock options. A SAR entitles the participant to receive the excess, if any, of the fair market value of a share on the exercise date over the strike price of the SAR. This amount is payable in cash, except that the Committee may provide in an award agreement that benefits may be paid in shares of our common stock. In general, if a SAR is granted in tandem with an option, the exercise of the option will cancel the SAR, and the exercise of the SAR will cancel the option. Any shares that are canceled will be made available for future awards. The Committee, in its sole discretion, determines the terms and conditions of each stock option and SAR granted under the 2026 Plan, including the grant date, option or strike price (which, in no event, will be less than the par value of a share), whether a SAR is paid in cash or shares, the term of each option or SAR, exercise conditions and restrictions, conditions of forfeitures, and any other terms, conditions and restrictions consistent with the terms of the 2026 Plan, all of which will be evidenced in an individual Award agreement between us and the participant.

Certain limitations apply to incentive stock options and SARs granted in tandem with incentive stock options. The per share exercise price of an incentive stock option may not be less than 100% of the fair market value of a share of the Company’s common stock on the date of the option’s grant and the term of any such option shall expire not later than the tenth anniversary of the date of the option’s grant. In addition, the per share exercise price of any option granted to a person who, at the time of the grant, owns stock possessing more than 10% of the total combined voting power or value of all classes of the Company’s common stock must be at least 110% of the fair market value of a share of our common stock on the date of grant and such option shall expire not later than the fifth anniversary of the date of the option’s grant.

Options and SARs granted under the 2026 Plan become exercisable at such times as may be specified by the Committee. In general, options and SARs granted to participants become exercisable in three equal annual installments, subject to the optionee’s continued employment or service with the Company. However, the aggregate value (determined as of the grant date) of the shares subject to incentive stock options that may become exercisable by a participant in any year may not exceed $100,000. If a SAR is granted in tandem with an option, the SAR will become exercisable at the same time or times as the option becomes exercisable.

Except as otherwise set forth in the award agreement, options shall expire after a term of five years. However, the maximum term of options and SARs granted under the 2026 Plan is ten years. If any participant terminates employment due to death or disability or retirement, the portion of his or her option or SAR Awards that were exercisable at the time of such termination may be exercised for one year from the date of termination. In the case of any other termination, the portion of his or her option or SAR Awards that were exercisable at the time of such termination may be exercised for three months from the date of termination. However, if the remainder of the option or SAR term is shorter than the applicable post-termination exercise period, the participant’s rights to exercise the option or SAR will expire at the end of the term. In addition, if a participant’s service terminates due to cause, all rights under an option or SAR will immediately expire, including rights to the exercisable portion of the option or SAR. Shares attributable to an option or SAR that expire without being exercised will be forfeited by the participant and will again be available for award under the 2026 Plan.

Unless limited by the Committee in an Award agreement, payment for shares purchased pursuant to an option exercise may be made (i) in cash, check or wire transfer, (ii) subject to the Committee’s approval, in shares already owned by the participant (including restricted shares held by the participant at least six months prior to the exercise of the option) valued at their fair market value on the date of exercise, or (iii) through broker-assisted cashless exercise procedures.

Restricted Stock. Under the 2026 Plan, the Committee is also authorized to make awards of restricted stock. A restricted stock award entitles the participant to all the rights of a stockholder of our company, including the right to vote the shares and the right to receive any dividends. However, the Committee may require the payment of cash dividends to be deferred and if the Committee so determines, re-invested in additional shares of restricted stock. Before the end of a restricted period and/or lapse of other restrictions established by the Committee, shares received as restricted stock shall contain a legend restricting their transfer, and may be forfeited (i) in the event of termination of employment, (ii) if our company or the participant does not achieve specified performance goals after the grant date and before the participant’s termination of employment or (iii) upon the failure to achieve other conditions set forth in the award agreement.

An award of restricted stock will be evidenced by a written agreement between us and the participant. The award agreement will specify the number of shares of our common stock subject to the Award, the nature and/or length of the restrictions, the conditions that will result in the automatic and complete forfeiture of the shares and the time and manner in which the restrictions will lapse, subject to the award holder’s continued employment by us, and any other terms and conditions the Committee shall impose consistent with the provisions of the 2026 Plan. The Committee also determines the amount, if any, that the participant shall pay for the shares of restricted stock. However, the participant must be required to pay at least the par value for each share of restricted stock. Upon the lapse of the restrictions, any legends on the shares of our common stock subject to the Award will be re-issued to the participant without such legend.

Unless the Committee determines otherwise in the award or other agreement, if a participant terminates employment for any reason, all rights to restricted stock that are then forfeitable will be forfeited. Restricted stock that is forfeited by the participant will again be available for Award under the 2026 Plan.

Other Stock-Based Awards. Under the 2026 Plan, the Committee is also authorized to grant other stock-based awards valued in whole or in part by reference to or otherwise based on stock (“Other Stock-Based Awards”), which include performance shares, convertible preferred stock (to the extent a series of preferred stock is authorized), convertible debentures, warrants, exchangeable securities and awards of stock or options based on fair market value, book value, or performance by the Company or any subsidiary, affiliate or division. Other Stock-Based Awards may be granted in tandem with other awards under the 2026 Plan.

Other Stock-Based Awards may not be sold, assigned, transferred, pledged or otherwise encumbered prior to the date to which the stock is issued or, if later, the date on which any applicable restriction, performance or deferral period lapses. The recipient of an Other Stock-Based Award, subject to the terms of the grant agreement, is entitled to interest or dividends with respect to the number of shares covered by their Other Stock-Based Award.

Change in Control Provisions. In the event of a change in control of the Company, and except as otherwise set forth in the applicable grant agreement, all unvested portions of awards shall vest immediately. Awards, whether or not then vested, shall be continued, assumed, or have new rights as determined by the Committee in its sole discretion, and restrictions to which any shares of Restricted Stock or any other Award granted prior to the change in control are subject shall not lapse. Awards shall, where appropriate at the Committee’s discretion, receive the same distribution of the Company’s common stock on such terms as determined by the Committee. Upon a change in control, the Committee may also provide for the purchase of any awards for an amount of cash per share of common stock issuable under the Award equal to the excess of the highest price per share of the Company’s common stock paid in any transaction related to a change in control of the Company over the exercise price of such award.

Fair Market Value. Under the 2026 Plan, fair market value means the fair market value of the shares based upon (i) the closing selling price of a share of our common stock as quoted on the principal national securities exchange on which the stock is traded, if the stock is then traded on a national securities exchange, or (ii) the closing bid price per share last quoted on that date by an established quotation service for over-the-counter securities, if the common stock is not then traded on a national securities exchange.

Transferability Restrictions. Generally, and unless otherwise provided in an Award agreement, shares or rights subject to an award cannot be assigned or transferred other than by will or by the laws of descent and distribution and Awards may be exercised during the participant’s lifetime only by the participant or his or her guardian or legal representative. However, a participant may, if permitted by the Committee, in its sole discretion, transfer an award, or any portion thereof, to one or more of the participant’s spouse, children or grandchildren, or may designate in writing a beneficiary to exercise an award after his or her death.

Clawback Policy. All awards granted under the 2026 Plan are subject to the terms of any Company potential forfeiture, incentive compensation recoupment, clawback, or similar actions. The Awards are also subject to policies established by the Company, such as anti-hedging or pledging policies. These policies shall include, without limitation, (i) any Company policy established to comply with applicable laws (including, without limitation, Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act), and/or (ii) the rules and regulations of the applicable securities exchange or inter-dealer quotation system on which the shares of Stock or other securities are listed or quoted, and these requirements shall be deemed incorporated by reference into all outstanding Award Agreements.

Termination or Amendment of the 2026 Plan. Unless sooner terminated, no Awards may be granted under the 2026 Plan after 10 years of the effective date of the 2026 Plan. Our Board may amend or terminate the 2026 Plan at any time, but our Board may not, without stockholder approval, amend the 2026 Plan to increase the total number of shares of our common stock reserved for issuance of awards. In addition, any amendment or modification of the 2026 Plan shall be subject to stockholder approval as required by any securities exchange on which our common stock is listed. No amendment or termination may deprive any participant of any rights under Awards previously made under the 2026 Plan.

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

In March 2024, the Company entered into a securities purchase agreement with David E. Lazar, a private investor, pursuant to which he agreed to purchase 3,000,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of the Company at a price of $1.00 per share for aggregate gross proceeds of $3,000,000 (the “March 2024 Private Placement”). Upon the initial closing of the transaction, Mr. Lazar was appointed as our Chief Executive Officer, Chairman, and member of our Board. In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. In conjunction with the transaction, Mr. Lazar resigned as CEO, Chairman and Director of the Company, effective August 2, 2024, and he resigned as President of the Company effective December 23, 2025.

On January 2, 2024, AEI Capital Ltd., the Company’s controlling stockholder (“AEI Capital”), entered into a Letter of Engagement with a privately held company (the “Client”), pursuant to which AEI Capital agreed to provide certain listing advisory services relating to the preparation and facilitation of an initial public offering for the Client (the “Engagement Agreement”). In consideration for such services, AEI Capital is entitled to receive a fee consisting of: (i) 3.5% of the outstanding equity interests of the Client (the “Equity Consideration”) and (ii) $200,000 (the “Cash Consideration,” and collectively, with the Equity Consideration, the “Consideration”). On October 2, 2024, CapForce International Holdings Ltd. (“CapForce International”), which was organized by the Company for purposes of repositioning itself as a new business in the digital investment banking industry powered by financial technology, entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within a portion of the Engagement Agreement for the advisory fee equivalent to 2.1% of the outstanding equity interests of the Client and $120,000 to CapForce International. As a result, pursuant to the Assignment Agreement, CapForce International completed the first performance obligation within the Engagement Agreement in the fourth quarter of 2024, earning proceeds of $5.0 million in the Client’s equity. During the second quarter of 2025, CapForce International completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity. During the fourth quarter of 2025, following the Company’s acquisition of iCapX and the subsequent iCapX and CapForce International Assignment Agreement (defined below) between iCapX and CapForce International in respect of Direct Listing Sponsorship Advisory Services for the other 1.4% of Equity Consideration, CapForce International completed the remaining performance obligations within the Engagement Agreement, earning proceeds of $26.0 million in the Client’s equity ($12.0 million from the Assignment Agreement and $14.0 million from the iCapX and CapForce International Assignment Agreement) and $0.2 million in cash consideration. Mr. Tan Honjian, the CEO of AEI Capital Ltd. and the chairman and former chief executive officer of the Company, serves as a member of the Board of Directors of the Client, making the Client a related party. The Engagement Agreement and Assignment Agreement were conducted in the ordinary course of business and on terms comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationship and concluded that appropriate governance and conflict of interest procedures were followed.

In August 2024, the Company entered into a securities purchase agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., which was subsequently amended in October 2024, pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd., at any time prior to December 31, 2025, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $9.0 million. During the 2024 fiscal year, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses, and, during the 2025 fiscal year, the Company sold 78,125 shares of common stock to AEI Capital Ltd. for gross proceeds of $0.5 million before deducting offering expenses. In December 2025, the Company and AEI Capital Ltd. further amended the August 2024 Securities Purchase Agreement to provide that the Company may sell shares of common stock to AEI Capital Ltd. thereunder until December 31, 2026.

On December 1, 2025, the Company entered into a Share Sale Agreement (the “Purchase Agreement”) with AEI Capital Ltd., a company incorporated under the laws of the British Virgin Islands and controlling stockholder of the Company (the “Seller”), pursuant to which the Seller agreed to sell all of the issued and outstanding ordinary shares (the “Shares”) of Sun Investment Enterprises Limited, a company incorporated under the laws of the British Virgin Islands (the “Holding Company”). The Holding Company is the owner of all the equity interests of iCapX Sdn. Bhd., a private company limited by shares incorporated under the laws of Malaysia providing cap table management fintech platform services to companies (“iCapX”). The contractual purchase price for the Shares was $12,278,703.08. The Company paid the purchase price in January 2026 through the issuance of 2,028,867 shares of common stock at a price of $6.052 per share. As a result of the Company’s acquisition of the Shares of the Holding Company, iCapX became an indirect, wholly-owned subsidiary of the Company. iCapX operates a cap table management fintech platform and provides related corporate advisory services to its clientele. Such corporate advisory services include iCapX’s agreement with a privately held company, pursuant to which iCapX is entitled to receive an advisory fee equal to 1.4% of the common stock of the Client and $80,000 cash, upon the satisfaction of certain conditions. The Seller is the Company’s controlling shareholder as well as the owner of 100% of the issued and outstanding capital stock of the Holding Company. In determining the purchase price for the Shares, the parties performed a peer group comparison and supplemented the analysis with value-add considerations to incorporate company-specific attributes and differentiation factors.

On December 30, 2025, iCapX and CapForce International entered into an Agreement of Assignment of Mandate in Respect of Direct Listing Sponsorship Advisory Services (the “iCapX and CapForce International Assignment Agreement”), pursuant to which iCapX assigned its rights and obligations within a portion of the Engagement Agreement, which was previously assigned to it by AEI Capital, for the advisory fee equivalent to 1.4% of the outstanding equity interests of the Client and $80,000 to CapForce International. As a result, pursuant to the iCapX and CapForce International Assignment Agreement, CapForce International completed all performance obligations within the Engagement Agreement in the fourth quarter of 2025, earning proceeds of $14.0 million in the Client’s equity.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Beckles & Co., Inc. (“Beckles”) has served as the independent registered public accounting firm of the Company since April 2024. The following table presents the aggregate fees billed to the Company by Beckles for its audits of the Company’s consolidated annual financial statements and other services for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
Audit Fees(1)	$102,000	$109,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$102,000	$109,000

(1)	Audit Fees consist of fees for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. These fees also include services normally provided in connection with statutory and regulatory filings or engagements, such as services related to Registration Statements on Forms S-1, S-3, and S-8 and associated Consent Letters.

Policy on Audit Committee Pre-Approval

Our Audit Committee has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. The services requiring pre-approval by the audit committee may include audit services, audit-related services, tax services and other services. All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2025. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements.

The consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended, the related notes to the consolidated financial statements and the reports of Beckles & Co., Inc., independent registered public accounting firm, are filed herewith following the signature page.

(a)(2)	Financial Statement Schedules.

Not applicable.

(a)(3)	Exhibits: See below

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1	Share Sale Agreement, dated December 1, 2025, by and between CapForce Inc. and AEI Capital, Ltd. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015).

3.1.2	Certificate of Correction to Amended and Restated Certificate of Incorporation of the Registrant, dated June 6, 2016 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K, filed on June 6, 2016).

3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant dated and filed with the Delaware Secretary of State on January 17, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018).

3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CapForce Inc., filed with the Secretary of the State of Delaware on August 28, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2019).

3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CapForce Inc., filed with the Secretary of the State of Delaware on December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on October 29, 2021).

3.1.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CapForce Inc., filed with the Secretary of the State of Delaware on December 9, 2021 (incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed on October 29, 2021).

3.1.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CapForce Inc., filed with the Secretary of the State of Delaware on January 4, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2023).

3.1.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 27, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2026).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1, File No. 333-202478, filed on March 3, 2015).

3.3	Amendment to the Amended and Restated Bylaws of CapForce Inc., dated August 5, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2020).

3.4	Amendment to the Amended and Restated Bylaws of CapForce Inc., dated October 15, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021).

Exhibit Number	Description
3.5	Amended and Restated Bylaws of CapForce Inc., as effective February 27, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 27, 2026).

3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2021).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Mirroring Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2023).

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

3.10	Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock filed with the Secretary of State of the State of Delaware on May 9, 2024 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on May 14, 2024).

3.11	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of CapForce, Inc., filed with the Secretary of State of the State of Delaware on May 17, 2024 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on May 22, 2024).

4.1	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed on March 24, 2020).

4.2	Form of 2015 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.6 of Form S-1/A, File No. 333-202478, filed on March 20, 2015).

4.3	Form of Underwriters’ Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K, File No. 001-37367, filed on May 13, 2015).

4.4	Form of Warrant to Purchase Common Stock (issued to jVen Capital, LLC and Merck Global Health Innovation Fund) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K Amendment No. 2, filed on July 10, 2017).

4.5	Form of Offered Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.8 of Form S-1/A, File No. 333-202478, filed on April 23, 2015).

4.6	Form of 2016 Warrant to Purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K, filed on May 17, 2016).

Exhibit Number	Description
4.7	Form of Common Stock Purchase Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-1, Amendment No. 2, File No. 333-218392, filed on July 11, 2017).

4.8	Form of Placement Agent Warrant for July 2017 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1, File No. 333-218392, filed on July 11, 2017).

4.9	Form of Common Stock Purchase Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-1/A, File No. 333-222140, filed on January 31, 2018).

4.10	Form of Placement Agent Warrant for February 2018 Public Offering (incorporated by reference to Exhibit 4.5 to the Registrant’s Form S-1/A, File No. 333-222140, filed on January 31, 2018).

4.11	Form of Underwriter’s Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.10 to the Registrant’s Form S-1/A, File No. 333-233775, filed on October 11, 2019).

4.12	Form of Common Stock Purchase Warrant for October 2019 Public Offering (incorporated by reference to Exhibit 4.11 to the Registrant’s Form S-1/A, File No. 333-233775, filed on October 15, 2019).

4.13	Form of Common Stock Purchase Warrant for 2020 PIPE (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2020).

4.14	Form of Pre-Funded Common Stock Purchase Warrant for 2020 PIPE (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on November 24, 2020).

4.15	Form of Common Stock Purchase Warrant for 2021 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021).

4.16	Form of Pre-Funded Common Stock Purchase Warrant for 2021 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021).

4.17	Form of New Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

4.18	Form of Common Stock Purchase Warrant for October 2021 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on October 15, 2021).

4.19	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

4.20	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2023).

Exhibit Number	Description
4.22	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.23 on the Company’s Annual Report on Form 10-K filed on March 30, 2023).

4.23	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A (File No. 333-268648) filed on January 5, 2023).

4.24	Form of Series A-1 and Series A-2 Warrants (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-1/A (File No. 333-268648) filed on January 5, 2023).

4.25	Form of Pre-funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

4.26	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

4.27	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2023).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.2 of Form S-1, File No. 333-202478, filed on March 3, 2015).

10.2 !	2015 Equity Incentive Plan, as amended and restated on March 29, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018).

10.3 !	Amended and Restated Stock Option Plan, as assumed and adopted April 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2020).

10.4 !	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.3 on the Company’s Annual Report on Form 10-K filed on March 30, 2023).

10.5	Warrant Agreement, dated as of May 8, 2015, between the Registrant and Philadelphia Stock Transfer, Inc., as warrant agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2015).

10.6 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for employees and consultants (incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017).

10.7 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (initial grant) (incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017).

10.8 !	Form of Stock Option Agreement under the 2015 Equity Incentive Plan for non-employee directors (annual grant) (incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 24, 2017).

Exhibit Number	Description
10.9 !	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 24, 2017).

10.10 !	2020 Stock Options Plan, dated September 30, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020).

10.11 !	Form of Director Grant to the 2020 Stock Options Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020).

10.12	Form of Employee Grant to the 2020 Stock Options Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2020).

10.13	Form of Securities Purchase Agreement, dated February 9, 2021, by and between CapForce Inc. and the purchaser party thereto for 2021 Offering (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021).

10.14

Placement Agent Agreement, dated February 9, 2021, by and between CapForce Inc. and A.G.P./Alliance Global Partners for 2021 Offering (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2021).

10.15	Form of Warrant Exercise Agreement, dated as of March 9, 2021, by and between CapForce Inc. and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.16	Letter Agreement, dated as of March 9, 2021, by and between A.G.P./Alliance Global Partners and CapForce Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on March 9, 2021).

10.17	Form of Securities Purchase Agreement, dated September 30, 2022, by and between CapForce Inc. and the Investor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

10.18	Form of Warrant Amendment Agreement, dated September 30, 2022, by and between CapForce Inc. and the Investor (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 3, 2022).

10.19	Waiver and Amendment Letter, dated May 23, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2022).

10.20	At the Market Offering Agreement, dated June 24, 2022, by and between CapForce Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2022).

10.21	Amendment and Restatement Agreement, dated as of July 9, 2020, by and among Curetis GmbH, as borrower, the Company, as guarantor, Ares Genetics GmbH, as guarantor, and European Investment Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

Exhibit Number	Description
10.22	Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between European Investment Bank and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 13, 2020).

10.23	Standstill Agreement, dated July 4, 2023, by and among Curetis GmbH, as borrower, CapForce Inc. and Ares Genetics GmbH, as guarantors, and the European Investment Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2023).

10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1/A (File No. 333-268648) filed on January 5, 2023).

10.25	Form of Securities Purchase Agreement, dated May 1, 2023, between CapForce Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.26	Form of Warrant Amendment Agreement, dated May 1, 2023, between CapForce Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2023).

10.27	Lease Agreement, dated as of November 11, 2020, between the Registrant and Key West MD Owner, LLC (the “Landlord”) (incorporated by reference to Exhibit 10.6 to the Registrants Quarterly Report on Form 10-Q filed on November 16, 2020).

10.28	Form of Securities Purchase Agreement, dated October 11, 2023, between CapForce Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2023).

10.29	Form of Warrant Inducement Agreement, dated October 12, 2023, between CapForce Inc. and the warrant holder thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2023).

10.30	Form of Amendment Agreement to Warrant Inducement Agreement, dated October 26, 2023, between CapForce Inc. and the warrant holder thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2023).

10.31 !	Executive Employment Agreement by and between the Company and Oliver Schacht, dated as of October 29, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).

10.32	Consulting Agreement, dated January 8, 2024, by and between CapForce Inc. and Albert Weber (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.33	Consulting Agreement, dated January 8, 2024, by and between CapForce Inc. and Johannes Bacher (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 9, 2024).

10.34	Form of Second Amendment Agreement to Warrant Inducement Agreement, by and between the Company and the Holder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 8, 2024).

Exhibit Number	Description
10.35	Form of Securities Purchase Agreement, dated as of March 25, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.36	Settlement Agreement, dated March 25, 2024, by and between the European Investment Bank and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.37	Agreement, dated March 25, 2024, by and between Insolvency Administrator for Curetis GmbH and the Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.38	Form of Director Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.39	Form of Inducement Offer to Amend Common Stock Purchase Warrants, dated March 26, 2024 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 29, 2024).

10.40	Employment Agreement, dated April 11, 2024, by and between the Company and David Lazar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17, 2024).

10.41	Letter Agreement, dated April 23, 2024, between CapForce Inc. and Camtech Pte Ltd (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2024).

10.42	Amendment Agreement, dated May 16, 2024, by and between CapForce Inc. and the European Investment Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2024).

10.43	Securities Purchase Agreement, dated August 22, 2024, by and between the Company and AEI Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2024).

10.44	First Amendment to Securities Purchase Agreement, dated October 3, 2024, by and between the Company and AEI Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 9, 2024).

10.45	Consulting Agreement, dated December 4, 2024, by and between the Company and Mohd Azham Azudin (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 6, 2024).

10.46	Consulting Agreement, dated December 4, 2024, by and between the Company and Gillian Tan Rou Yee (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 6, 2024).

10.47 #	Letter of Engagement, dated January 2, 2024, between AEI Capital Ltd. and Client (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.48 #	Agreement of Assignment of Mandate in respect of Direct Listing Sponsorship Advisory Services, dated October 2, 2024, between CapForce International Holdings Ltd. and AEI Capital Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

Exhibit Number	Description
10.49 #	Joint Venture Agreement, dated April 3, 2025, between the European Credit Investment Bank and CapForce International Holdings Ltd. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on May 29, 2025).

10.50 !	Letter of Offer, dated June 25, 2025, by and between CapForce International Holdings Ltd. and Christian-Laurent Benoit Bonte (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 5, 2025).

10.51 !	Letter of Promotion, dated December 1, 2025, by and between CapForce International Holdings Ltd. and Christian-Laurent Benoit Bonte (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 5, 2025).

10.52	Supplement Letter, dated December 17, 2025, by and between AEI Capital Ltd. and CapForce Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 23, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 of the Registrant’s Annual Report on Form 10-K filed on June 3, 2024).

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Beckles & Co., Inc.

24.1	Power of Attorney (included on signature page hereto)

31.1 *	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed on June 3, 2024).

101 *	Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Income, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) Statements of Cash Flows and (v) the Notes to the Financial Statements.

*	Filed herewith
!	Denotes management compensation plan or contract
#	Subject to confidential treatment request for certain portions of the agreement

(c) Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPFORCE INC.

By:	/s/ Christian-Laurent Benoit Bonte
Christian-Laurent Benoit Bonte
Chief Executive Officer

Date: May 26, 2026

POWER OF ATTORNEY

We, the undersigned officers and directors of CapForce Inc., hereby severally constitute and appoint John Tan Honjian and Christian-Laurent Benoit Bonte, our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in her or him for her or him and in her or his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or her or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Tan Honjian	Chairman	May 26, 2026
John Tan Honjian

/s/ Christian-Laurent Benoit Bonte	Chief Executive Officer	May 26, 2026
Christian-Laurent Benoit Bonte	(principal executive officer, principal financial officer, and principal accounting officer)

/s/ Mohd Azham Azudin	Chief Operating Officer	May 26, 2026
Mohd Azham Azudin

/s/ Ken Lim Zhao Qi	Director	May 26, 2026
Ken Lim Zhao Qi

/s/ Ethan Low Yu Jie	Director	May 26, 2026
Ethan Low Yu Jie

/s/ Constance Wong Poh Yin	Director	May 26, 2026
Constance Wong Poh Yin

/s/ Victor Chua Kok Hoe	Director	May 26, 2026
Victor Chua Kok Hoe

CAPFORCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CapForce Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CapForce Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Acquisition of iCapX Sdn. Bhd. as a Common-Control Transaction

As described in Notes 5 and 14 to the financial statements, during December 2025, the Company acquired Sun Investment Enterprises Limited, the holding company that owns iCapX Sdn. Bhd., from AEI Capital Ltd. The consideration for the transaction was paid through the issuance of shares of the Company’s common stock. AEI Capital Ltd. is the Company’s controlling stockholder and it also controlled Sun Investment Enterprises Limited and iCapX Sdn. Bhd. prior to the transaction. Management concluded that the transaction represented a transfer between entities under common control and accounted for the transaction in accordance with ASC 805-50. As a result, the Company recorded the assets and liabilities received at their historical carrying amounts and recorded the difference between the consideration transferred and the carrying amounts received as an adjustment to additional paid-in capital, rather than recognizing goodwill under the acquisition method.

We identified the accounting for the acquisition of iCapX Sdn. Bhd. as a critical audit matter. The principal considerations for our determination were the significance of the transaction to the financial statements, the related-party nature of the transaction, the judgment required to evaluate whether AEI Capital Ltd. controlled both the Company and the acquired entities before the transaction, and the effect of that conclusion on the accounting treatment, including whether goodwill should be recognized or whether any difference between the consideration transferred and the carrying amounts received should be recorded to additional paid-in capital.

Our audit procedures related to this matter included, among others, the following. We obtained and inspected the executed Share Sale Agreement and related transaction documents. We evaluated management’s analysis of whether the transaction was between entities under common control, including management’s assessment of AEI Capital Ltd.’s ownership, voting rights, board control, and other governance rights. We held discussions with management, including the Company’s Controller, regarding the facts and circumstances supporting management’s conclusion that AEI Capital Ltd. had the power to direct the relevant entities. We evaluated the application of ASC 805-50 to the transaction, including whether the assets and liabilities transferred were recorded at historical carrying amounts and whether the difference between the consideration transferred and the carrying amounts received was appropriately recorded to additional paid-in capital. We also tested the related journal entries and evaluated the adequacy of the Company’s related-party and common-control transaction disclosures.

Revenue Recognition

As described in Note 3 to the consolidated financial statements, during the years ended December 31, 2025 and 2024, the Company derived revenues from (i) listing sponsorship and consultancy services, (ii) the sale of Unyvero Application cartridges, Unyvero Systems, Acuitas AMR Gene Panel test products, and SARS CoV-2 tests, (iii) and providing laboratory services.

We identified the assessment of revenue recognition on listing sponsorship and consultancy services as a critical audit matter due to significant judgment made by management in estimating the performance and achievement of the performance obligations which represent a milestone. These management judgments, in turn, led to a high degree of auditor judgment, subjectivity, and effort in planning and performing procedures and evaluating audit evidence relating to management’s estimate of variable consideration and the allocation of revenue amongst the performance obligations.

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

Stock-based compensation

As discussed in Note 9 to the financial statements, the Company entered into certain transactions which included the issuance of stock options or restricted stock units to employees which were valued using a pricing model.

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

West Palm Beach, Florida

May 26, 2026

CapForce Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$531,277	$1,310,653
Accounts receivable, net	248,771	29,258
Prepaid expenses and other current assets	208,178	1,309,316
Total current assets	988,226	2,649,227
Property and equipment, net	928,550	1,079,275
Operating lease right-of-use assets	786,135	825,665
Investment in equity securities	35,000,000	5,000,000
Deferred offering costs	-	6,269
Intangible assets, net	50,000	-
Other non-current assets	302,262	302,262
Total assets	$38,055,173	$9,862,698

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,081,936	$245,196
Accrued compensation and benefits	30,208	62,907
Accrued liabilities	3,151,485	62,074
Short-term insurance financing	86,997	90,278
Current portion of operating lease liabilities	202,490	173,726
Total current liabilities	4,553,116	634,181
Operating lease liabilities, net of current portion	1,645,399	1,847,889
Total liabilities	6,198,515	2,482,070

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Series D Preferred stock, $0.01 par value; 10,000,000 shares authorized; 250 shares issued and outstanding at December 31, 2025 and 2024	2	2
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,149,411 and 10,070,779 shares issued and outstanding at December 31, 2025 and 2024, respectively	101,494	100,708
Additional paid-in capital	301,621,893	300,780,440
Common stock issuable	11,420	-
Accumulated deficit	(269,880,466)	(293,500,522)
Accumulated other comprehensive income	2,315	-
Total stockholders’ equity	31,856,658	7,380,628
Total liabilities and stockholders’ equity	$38,055,173	$9,862,698

See accompanying notes to consolidated financial statements.

CapForce Inc.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2025	2024
Revenue
Product sales	$-	$169,373
Laboratory services	-	26,776
Listing sponsorship services	30,200,000	5,000,000
Total revenue	30,200,000	5,196,149
Operating expenses
Cost of products sold	-	31,636
Cost of services	3,020,000	1,575
Research and development, net	6,585	48,820
General and administrative	3,132,917	4,542,025
Sales and marketing	12,420	172,238
Loss on deconsolidation of subsidiaries	-	75,138
Total operating expenses	6,171,922	4,871,432
Operating income	24,028,078	324,717
Other income (expense)
Interest and other income, net	416,929	371,444
Interest expense	(11,245)	(7,555)
Gain on extinguishment of debt	-	9,738,487
Gain on impairment adjustment	-	2,079,575
Gain on settlement of compensation expenses	-	570,785
Change in fair value of EIB loan guaranty	-	(908,586)
Foreign currency transaction gains	103	575
Total other income	405,787	11,844,725
Income before income taxes	24,433,865	12,169,442
Provision for income taxes	(813,809)	(176,662)
Net income	$23,620,056	$11,992,780

Net income allocated to preferred stockholders - basic	(141,343)	(636,742)
Net income available to common stockholders - basic	$23,478,713	$11,356,038

Net income	$23,620,056	$11,992,780

Net income allocated to preferred stockholders - diluted	(140,617)	-
Net income available to common stockholders - diluted	$23,479,439	$11,992,780

Earnings per share attributable to common stockholders
Basic	$2.33	$2.44
Diluted	$2.32	$2.30

Weighted average shares outstanding
Basic	10,075,730	4,655,225
Diluted	10,128,447	5,219,902

Net income	$23,620,056	$11,992,780
Other comprehensive income - foreign currency translation	2,315	-
Comprehensive income	$23,622,371	$11,992,780

See accompanying notes to consolidated financial statements.

CapForce Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Preferred Stock		Additional	Common	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 2023	1,282,686	$12,827	250	$2,500	$293,991,529	$-	$(75,138)	$(305,493,302)	$(11,561,584)
Offering of preferred stock, net of issuance costs	-	-	3,000,000	30,000	2,920,217	-	-	-	2,950,217
Conversion of preferred stock into common stock	7,200,000	72,000	(3,000,000)	(30,000)	(42,000)	-	-	-	-
Issuance of common stock pursuant to equity line of credit, net of issuance costs	1,079,109	10,791	-	-	1,977,568	-	-	-	1,988,359
Issuance of RSUs	63,721	637	-	-	(637)	-	-	-	-
Stock compensation expense	-	-	-	-	602,433	-	-	-	602,433
Settlement of deferred compensation and severance in the form of an equity issuance	440,028	4,400	-	-	1,328,885	-	-	-	1,333,285
Share cancellation	(3)	-	-	-	-	-	-	-	-
Share issuance	5,238	53	-	-	(53)	-	-	-	-
Reclassification of preferred stock par value to additional paid-in capital (out of period adjustment; see Note 3)	-	-	-	(2,498)	2,498	-	-	-	-
Elimination of translation adjustments of previously dissolved subsidiaries (out of period adjustment; see Note 3)	-	-	-	-	-	-	75,138	-	75,138
Net income	-	-	-	-	-	-	-	11,992,780	11,992,780
Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$-	$(293,500,522)	$7,380,628
Issuance of common stock pursuant to equity line of credit, net of issuance costs	78,125	781	-	-	499,219	-	-	-	500,000
Issuance of RSUs	507	5	-	-	(5)	-	-	-	-
Stock compensation expense	-	-	-	-	342,239	-	-	-	342,239
Common stock issuable for acquisition	-	-	-	-	-	11,420	-	-	11,420
Foreign currency translation	-	-	-	-	-	-	2,315	-	2,315
Net income	-	-	-	-	-	-	-	23,620,056	23,620,056
Balances at December 31, 2025	10,149,411	$101,494	250	$2	$301,621,893	$11,420	$2,315	$(269,880,466)	$31,856,658

See accompanying notes to consolidated financial statements.

CapForce Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$23,620,056	$11,992,780
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	191,490	174,773
Change in inventory reserve	-	(54,830)
Stock compensation expense	342,239	602,433
Loss on deconsolidation of subsidiaries	-	75,138
Change in fair value of EIB loan guaranty	-	(10,873,867)
Gain on impairment adjustment	-	(2,079,575)
Gain on settlement of compensation expense	-	(570,785)
Changes in operating assets and liabilities:
Accounts receivable	(219,513)	74,058
Inventory	-	54,830
Prepaid expenses and other current assets	1,157,195	348,704
Deferred offering costs	6,269	(6,269)
Investments	(30,000,000)	(5,000,000)
Accounts payable	835,654	134,047
Accrued compensation and benefits	(32,699)	(64,694)
Accrued liabilities	3,089,411	497,382
Operating lease liabilities	(173,726)	(147,943)
Deferred revenue	-	(25,926)
Net cash used in operating activities	(1,183,624)	(4,869,744)

Cash flows from investing activities:
Net cash acquired in business combination	519	-
Purchase of intangible asset	(50,000)	-
Net cash used in investing activities	(49,481)	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	500,000	1,988,359
Proceeds from issuance of preferred stock, net of issuance costs	-	2,950,217
Proceeds from short-term insurance financing	284,304	300,926
Payments on short-term insurance financing	(287,585)	(210,648)
Payments on finance lease obligations	-	(280)
Net cash provided by financing activities	496,719	5,028,574

Effects of exchange rates on cash	(42,990)	-
Net (decrease) increase in cash, cash equivalents and restricted cash	(779,376)	158,830
Cash and cash equivalents and restricted cash at beginning of year	1,612,915	1,454,085
Cash and cash equivalents and restricted cash at end of year	$833,539	$1,612,915

Supplemental disclosure of cash flow information
Cash paid for interest	$11,245	$7,555

Supplemental disclosures of non-cash investing and financing activities
Settlement of deferred compensation and severance	$-	$1,333,285
Issuance of common stock upon conversion of preferred stock	$-	$2,950,217
Common stock issuable pursuant to acquisition	$11,420	$-

See accompanying notes to consolidated financial statements.

CapForce Inc.

Notes to Consolidated Financial Statements

Note 1 – Organization

CapForce Inc. (“CapForce” or the “Company”, formerly known as OpGen, Inc.) was incorporated in Delaware in 2001. From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. The Company, along with its subsidiaries, Curetis GmbH (“Curetis”) and Ares Genetics GmbH (“Ares Genetics”), developed and commercialized molecular microbiology solutions helping to guide clinicians with more rapid and actionable information about life-threatening infections to improve patient outcomes and decrease the spread of infections caused by multidrug-resistant microorganisms, or MDROs.

In November 2023, the Company implemented certain cash management initiatives, including restructuring its U.S. operations by reducing headcount and scaling down operations at the Company’s U.S. headquarters to the core functions of a U.S. Nasdaq listed company, allowing the Company to conserve cash and focus on the functions needed to pursue potential strategic alternatives. Subsequently, Curetis and Ares Genetics filed petitions for insolvency, and, as a result of such proceedings, the respective insolvency administrators assumed control over the assets and liabilities of Curetis and Ares Genetics, which eliminated the authority and power of the Company and its officers to act on behalf of the subsidiaries. The loss of control required that the Company no longer include Curetis and Ares Genetics in its consolidated financial statements and consequently, the subsidiaries were deconsolidated from the Company’s consolidated financial statements. As part of the insolvency proceedings, in April 2024, all of Curetis’ assets were sold to Camtech Pte Ltd., a Singaporean family office (“Camtech”). and all of Ares Genetics’ assets were sold to bioMerieux S.A.

In March 2024, as a result of the Company’s efforts to explore a strategic transaction, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with David E. Lazar. In connection with the transactions contemplated by the March 2024 Purchase Agreement, the members of the Board of Directors, prior to the closing of such transactions, resigned, a new Board of Directors was appointed, of which Mr. Lazar was appointed Chairman, and Mr. Lazar was appointed Chief Executive Officer.

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd., a private limited company incorporated under the laws of the British Virgin Islands, which forms part of AEI Capital Group, with groupwide assets under management exceeding $3.0 billion. In conjunction with the transaction, Mr. Lazar resigned as Chief Executive Officer, Chairman and a director of the Company effective August 2024, and he resigned as President of the Company effective December 23, 2025. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024.

Following the sale of control to AEI Capital Ltd., the Company further scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce International”), which launched a new business line offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges. Additionally, CapForce is entering the financial technology industry supporting digital investment banking activities and capital table management.

As part of the Company’s strategic focus on capital markets advisory, in December 2025, the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited, a company incorporated under the laws of the British Virgin Islands (the “Holding Company”) from AEI Capital Ltd. The Holding Company is the owner of all the equity interests of iCapX Sdn. Bhd., a private company limited by shares incorporated under the laws of Malaysia (“iCapX”) providing cap table management fintech platform services to customers. The iCapX platform will provide customers with proprietary datasets of structured private company equity information, enhancing due diligence capabilities, improving listing readiness assessments, and supporting pricing accuracy. The platform will also function as a pipeline for business development by engaging private companies ahead of potential listing events. Ongoing development initiatives include AI-driven analytics for identifying structural risks, optimizing exchange selection, and supporting predictive insights related to post-listing performance.

On February 23, 2026, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, among other proposals, an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from OpGen, Inc. to CapForce Inc. and, in connection therewith, the Company changed its ticker symbol to “CFOR.” The amendment was filed with the Secretary of State of the State of Delaware on February 27, 2026, and the Company also amended and restated its bylaws to reflect the name change.

On May 20, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock split.

As of December 31, 2025, upon assignment of the Company’s lease at 9717 Key West Avenue, Suite 100, in Rockville, Maryland in April 2024, CapForce operates virtually in the United States. The Company’s subsidiaries, CapForce International and iCapX, are located at Unit 26-3A, Tower A, Menara UOA Bangsar, No. 5, Jalan Bangsar Utama 1, 59000 Kuala Lumpur, Malaysia; while CapForce International Singapore Pte Ltd. (“CapForce Singapore”), a personnel entity of the Company, operates virtually.

The Company operates in one business segment.

Note 2 – Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but, in the near term, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital Ltd. until the Company’s operating business is able to sustain its operations. Through the Company’s financing efforts, which include securities purchase agreements, the Company has received gross proceeds of approximately $0.5 million and $5.0 million in 2025 and 2024, respectively.

The Company has cash and cash equivalents of $0.5 million as of December 31, 2025.

In March 2024, the Company entered into a securities purchase agreement with David E. Lazar, a private investor, pursuant to which he agreed to purchase 3,000,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”) of the Company at a price of $1.00 per share for aggregate gross proceeds of $3,000,000 (the “March 2024 Private Placement”). In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold his shares of Series E Preferred Stock together with his rights to purchase the additional shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd.

In August 2024, the Company and AEI Capital Ltd. entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”), which was subsequently amended in October 2024, pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital Ltd., at any time prior to December 31, 2025, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $9.0 million. During the 2024 fiscal year, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses, and, during the 2025 fiscal year, the Company sold 78,125 shares of common stock to AEI Capital Ltd. for gross proceeds of $0.5 million before deducting offering expenses. In December 2025, the Company and AEI Capital Ltd. further amended the August 2024 Securities Purchase Agreement to provide that the Company may sell shares of common stock to AEI Capital Ltd. thereunder until December 31, 2026. Accordingly, the Company has the right, in its sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2026, up to $6.5 million worth of additional shares of common stock. As a result, the Company believes that its current cash and its access to additional cash under the August 2024 Securities Purchase Agreement will allow the Company to fund operations in excess of 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company does not currently meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq ultimately filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2025 that removed the Company’s securities from listing on Nasdaq. The Company’s shares of common stock are currently quoted on the OTC Markets Group Expert Market under the symbol “CFOR”. The Company is appealing Nasdaq’s delisting determination to the SEC. The parties have completed their submissions, and the matter is currently under review by the SEC, but no timetable for a final decision has been indicated. If the Company is unsuccessful with its appeal to the SEC, the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated. The consolidated financial statements for the years ended December 31, 2025 and 2024 include the balance sheet and income statement activity for CapForce International, the Company’s wholly-owned subsidiary. The consolidated financial statements for the year ended December 31, 2025 also include the activity of iCapX, which was acquired in December 2025, and CapForce Singapore, which was established in December 2025, both of which are wholly-owned subsidiaries of the Company.

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

During the three months ended March 31, 2024, the Company identified an immaterial error related to the inclusion of balances of accumulated other comprehensive loss representing historic translation adjustments of previously dissolved subsidiaries that impacted the Company’s previously issued 2023 and 2022 consolidated financial statements. Management evaluated the effect of the error on the 2024, 2023, and 2022 consolidated financial statements and concluded the error was not material. As a result, in the three months ended March 31, 2024, the Company recorded an out-of-period adjustment to increase the loss on deconsolidation of subsidiaries and decrease accumulated other comprehensive loss, each by approximately $75.1 thousand.

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

The Company views its operations and manages its business as one operating segment. Following the Company’s repositioning, the Company offers listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges and the Company is developing a digital investment banking platform to support cross-border securities trading, advanced computational model-enabled investment banking advisory, asset management services, and fintech-enabled capital table management. Segment profit or loss is measured as the Company’s net income as reported on the Company’s Statement of Operations. The Company monitors its cash and cash equivalents, as reported on the Company’s Balance Sheets, to determine funding for its activities.

The CODM assesses the Company’s performance through revenue goals and the achievement of integration objectives and cost optimization initiatives. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

Foreign Currency

iCapX and CapForce Singapore are located in Malaysia and Singapore, respectively, and each use a currency other than the United States dollar as its functional currency. As a result, all assets and liabilities of these entities are translated into United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Foreign currency transaction gains and losses, excluding gains and losses on intercompany balances where there is no current intent to settle such amounts in the foreseeable future, are included in the determination of net income. Unless otherwise noted, all references to “$” or “dollar” refer to the United States dollar.

Fair Value of Financial Instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, receivables, and accounts payable) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At December 31, 2025 and 2024, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting a landlord and information technology vendor. These funds are reflected in other noncurrent assets on the accompanying consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$531,277	$1,310,653
Restricted cash	302,262	302,262
Total cash and cash equivalents and restricted cash in the consolidated statements of cash flows	$833,539	$1,612,915

Accounts Receivable and Credit Concentration

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for credit losses was $0 as of December 31, 2025 and 2024.

At December 31, 2025, the Company had accounts receivable from two customers which individually represented 80% and 19% of total accounts receivable, respectively. At December 31, 2024, the Company had accounts receivable from one customer which individually represented 93% of total accounts receivable. For the year ended December 31, 2025 revenue earned from the one customer represented 100% of total revenues. For the year ended December 31, 2024, revenue earned from one customer represented 96% of total revenues.

At December 31, 2023, the Company had accounts receivable totaling $103,316.

Investment in Equity Securities

The Company currently has a single investment in equity securities issued by a privately held entity. In the fourth quarter of 2024, CapForce International performed part of its listing sponsorship and consulting services and completed the first performance obligation pursuant to the agreement with its client, generating proceeds of $5.0 million in the client’s equity. During the second quarter of 2025, CapForce International completed the second performance obligation within the engagement agreement, earning proceeds of $4.0 million in the client’s equity, and during the fourth quarter of 2025, CapForce International completed the remaining performance obligations within the engagement agreement, earning proceeds of $26.0 million in the client’s equity and $0.2 million in cash consideration (see Note 5). The Company has elected to account for this investment using the measurement alternative as the investment does not have a readily determinable fair value. Pursuant to this alternative, the investment is carried at its estimated fair value calculated as its cost minus any impairment. The Company will adjust the investment to fair value only when it identifies observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will evaluate the investment at each reporting period to determine whether the investment is impaired.

Inventory

Inventory is entirely comprised of the remaining Unyvero system instruments and components and is valued using the first in, first out cost method and stated at the lower of cost or net realizable value. The inventory of approximately $1.2 million at both December 31, 2025 and 2024 is fully reserved given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-Lived Assets

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. The estimated service lives range from three to ten years. Depreciation expense for property and equipment was $150,725 and $151,057 for the years ended December 31, 2025 and 2024, respectively. Property and equipment consisted of the following at December 31, 2025 and 2024:

	Decemeber 31,
	2025	2024
Laboratory and manufacturing equipment	$614,036	$614,036
Office furniture and equipment	207,164	207,164
Computers and network equipment	245,983	245,983
Leasehold improvements	1,627,998	1,627,998
	2,695,181	2,695,181
Less accumulated depreciation	(1,766,631)	(1,615,906)
Property and equipment, net	$928,550	$1,079,275

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In the first quarter of 2024, the Company identified and subsequently entered into an agreement with an assignee for its office space. As a result, the Company had a change in estimate related to the impairment of its leasehold improvements and recognized a gain of $1.2 million in the six months ended June 30, 2024. No impairment was identified during the year ended December 31, 2025.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. As a result of the identification of an assignee for its office space discussed above, the Company had a change in estimate related to the impairment of its right-of-use asset and recognized a gain of $0.8 million in the six months ended June 30, 2024. No impairment was identified during the year ended December 31, 2025.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of fees to develop, expand and innovate the Company’s digital investment banking platform, salaries and related expenses for personnel, and fees paid to consultants and outside service providers. Prior to the Company’s repositioning, research and development costs also included laboratory supplies and development materials.

Stock-Based Compensation

Stock-based compensation expense is recognized at fair value. For stock options, the fair value of stock-based compensation to employees and directors is estimated on the date of grant using the Black-Scholes model. The resulting fair value is recognized ratably over the requisite service period, which is generally the vesting period of the award. For all time-vesting awards granted, expense is amortized using the straight-line attribution method. The Company accounts for forfeitures as they occur.

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

Expected volatility

The Company uses the volatility of its common stock as its expected volatility.

Expected dividend yield

The Company has not historically paid dividends on its common stock. The expected dividend yield assumption reflects the Company’s current expectations regarding future dividend payments over the expected term of the awards.

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

The Company had federal net operating loss (“NOL”) carryforwards of approximately $288.1 million at December 31, 2025. NOL’s created prior to 2018 began expiring in 2022 while those created 2018 and after do not expire. Despite the existence of federal NOL’s, the Company may have state tax requirements. Also, use of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

Net Income Per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series D and E convertible preferred stock contain non-forfeitable rights to dividends, and are therefore considered to be participating securities in the periods in which each are outstanding; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the preferred stock and excludes the impact of those shares from the denominator.

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

The Company has calculated basic and diluted earnings per share for the years ended December 31, 2025 and 2024 as follows:

	Basic		Diluted
	Year ended December 31,		Year ended December 31,
	2025	2024	2025	2024
Net income	$23,620,056	$11,992,780	$23,620,056	$11,992,780
Net income allocated to preferred stockholders	(141,343)	(636,742)	(140,617)	-
Net income available to common stockholders	$23,478,713	$11,356,038	$23,479,439	$11,992,780

Basic weighted average shares outstanding	10,075,730	4,655,225	10,075,730	4,655,225

Dilutive effect of restricted stock units			42,730	-
Dilutive effect of stock purchase warrants			9,987	-
Dilutive effect of preferred stock			-	564,677
Dilutive weighted average shares outstanding			10,128,447	5,219,902

Earnings per share	$2.33	$2.44	$2.32	$2.30

The number of anti-dilutive shares consisting of shares of common stock underlying (i) common stock options, (ii) restricted stock units, (iii) preferred stock, and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share was $1.4 million and 1.3 million as of December 31, 2025 and 2024, respectively.

Recently Adopted Accounting Pronouncements

In 2025, the Company adopted ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The adoption of ASU No. 2023-09 did not affect recognition or measurement in the Company’s consolidated financial statements.

In 2024, the Company adopted ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280). The new standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. See the Segment Reporting section within Note 3.

Recently Issued Accounting Pronouncements

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

In September 2025, the FASB issued ASU No. 2025-06, which amends the guidance on ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Specifically, the ASU modernized the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The guidance is effective for the Company’s fiscal year ending December 31, 2028 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, which, among other things, provides scope clarification for share-based non-cash consideration from a customer in a revenue contract. Specifically, the ASU clarifies that share-based payments from customers in exchange for the transfer of goods or services should be accounted for as non-cash consideration within the scope of ASC 606 as opposed to as a derivative pursuant to ASC 815 or as an equity security pursuant to ASC 321. This guidance is effective for the Company’s fiscal year ending December 31, 2027 and can be adopted early. The Company is in the process of evaluating the effects of this guidance on its consolidated financial statements.

The Company has evaluated all other issued and unadopted ASUs and believes the adoption of these standards will not have a material impact on its results of operations, financial position or cash flows.

Note 4 – Revenue from Contracts with Customers

Disaggregated Revenue

The Company provides listing sponsorship and consulting services to growth-stage private companies, and, prior to its repositioning, the Company provided diagnostic test products and laboratory services to hospitals, clinical laboratories and other healthcare providing customers. The revenues by type of service consist of the following:

	Years Ended December 31,
	2025	2024
Product sales	$-	$169,373
Laboratory services	-	26,776
Listing sponsorship services	30,200,000	5,000,000
Total revenue	$30,200,000	$5,196,149

Revenues by geography are as follows:

	Years Ended December 31,
	2025	2024
Domestic	$-	$196,149
International	30,200,000	5,000,000
Total revenue	$30,200,000	$5,196,149

Deferred Revenue

Changes in deferred revenue for the period were as follows:

Balance at December 31, 2023	$25,926
Recognized in the current period	(21,096)
Refunded to customers in the current period	(4,830)
Balance at December 31, 2024	-
Recognized in the current period	-
Balance at December 31, 2025	$-

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

On October 2, 2024, CapForce International, the Company’s subsidiary which was organized for purposes of repositioning the Company as a new business in the digital investment banking industry powered by financial technology, entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within Clause 3.1 of the Engagement Agreement for an advisory fee equivalent to 2.1% of the outstanding equity interests of the Client and $120,000 to CapForce International. As a result, pursuant to the Assignment Agreement, CapForce International completed the first performance obligation within the Engagement Agreement in the fourth quarter of 2024, earning proceeds of $5.0 million in the Client’s equity. During the second quarter of 2025, CapForce International completed the second performance obligation within the Engagement Agreement, earning proceeds of $4.0 million in the Client’s equity.

On December 1, 2025, the Company entered into a Share Sale Agreement with AEI Capital Ltd., pursuant to which the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited (the “Holding Company”), a British Virgin Islands company. The Holding Company owns all equity interests of iCapX Sdn. Bhd. (“iCapX”), a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. On April 2, 2024, iCapX entered into an Agreement of Assignment of Mandate with AEI Capital in respect of Direct Listing Sponsorship Advisory Services (the “iCapX Assignment Agreement”), pursuant to which AEI Capital assigned its rights and obligations within Clause 3.2 of the Engagement Agreement for an advisory fee equivalent to 1.4% of the outstanding equity interests of the Client and $80,000 to iCapX. On December 30, 2025, iCapX and CapForce International entered into an Agreement of Assignment of Mandate in Respect of Direct Listing Sponsorship Advisory Services (the “iCapX and CapForce International Assignment Agreement”), pursuant to which iCapX assigned its rights and obligations within a portion of the Engagement Agreement, which was previously assigned to it by AEI Capital, for the advisory fee equivalent to 1.4% of the outstanding equity interests of the Client and $80,000 to CapForce International. During the fourth quarter of 2025, following the Company’s acquisition of iCapX and the subsequent iCapX and CapForce International Assignment Agreement, CapForce International completed the remaining performance obligations within the Engagement Agreement, earning proceeds of $26.0 million in the Client’s equity ($12.0 million from the Assignment Agreement and $14.0 million from the iCapX and CapForce International Assignment Agreement) and $0.2 in cash consideration (see Note 14).

John Tan Honjian, the CEO of AEI Capital Ltd. and former CEO of CapForce Inc., serves as a member of the Board of Directors of the Client, making the Client a related party. The Engagement Agreement, Assignment Agreement, and iCapX and CapForce International Assignment Agreement were conducted in the ordinary course of business and on terms comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationship and concluded that appropriate governance and conflict of interest procedures were followed.

As of December 31, 2025 and 2024, the Company held an investment in the equity securities of the Client valued at $35.0 million and $5.0 million, respectively, which is classified as a non-current asset on the accompanying consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity.

The Company estimated the fair value of the investment based on an anticipated initial public offering by the Client expected to occur within the next twelve months. The estimated valuation is derived from pricing and valuation metrics provided by the issuer and underwriters in connection with the planned initial public offering. This estimate is subject to significant judgment and market risk and is not based on observable inputs. In the event the final initial public offering valuation results in proceeds to the Company of less than $35.0 million for these shares of equity securities, the Client has contractually agreed to issue additional shares to the Company to ensure that the total value of the equity consideration received equals $35.0 million. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of December 31, 2025, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

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

During the years ended December 31, 2025 and 2024, the Company has not transferred any assets between fair value measurement levels.

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

The following table presents changes in the fair value of our Level 3 liability for the year ended December 31, 2024:

EIB Loan Guaranty
Balance at December 31, 2023	$10,873,867
Change in fair value	(908,586)
Extinguishment	(9,965,281)
Balance at September 30, 2024	$-

Financial assets and liabilities carried at fair value on a non-recurring basis

As mentioned in Note 5, as of December 31, 2025, the Company held an investment in the equity securities of the Client valued at $35.0 million, which is classified as a non-current asset on the accompanying consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. No fair value adjustments have been recognized, nor have there been any impairment charges for the years ended December 31, 2025 or 2024.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets and liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and lease assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. In the three months ended March 31, 2024, the Company recorded a change in accounting estimate on the Company’s leasehold improvement property and equipment and operating lease right-of-use asset, adjusting the balances as of the beginning of the period to approximately $1.2 million and $0.8 million, respectively, following the Company’s identification of an assignee (see Note 3). During the year ended December 31, 2025, the Company did not record any such impairment expenses.

Note 7 – Debt

EIB Loan Facility

In 2016, the Company’s previously consolidated subsidiary, Curetis, entered into a contract for an up to €25.0 million senior, unsecured loan financing facility from the European Investment Bank (“EIB”). The debt was amended several times through 2020 and was guaranteed by CapForce Inc.

In December 2023, the Company received a notice from the EIB stating that Curetis was in default and pursuant to that certain Guarantee and Indemnity Agreement between the EIB and the Company, the EIB demanded that the Company, as guarantor, immediately repay the EIB all amounts owed to the EIB. In March 2024, the Company entered into settlement agreements with each of the EIB and Curetis and Curetis’ trustee in insolvency, pursuant to which the Company agreed to pay a total of $2.0 million to settle all outstanding debt and liabilities of the Company to EIB and Curetis. In August 2024, the Company paid and settled its outstanding indebtedness with the EIB and Curetis, which terminated the Guarantee and Indemnity Agreement. Accordingly, upon termination of such Guarantee and Indemnity Agreement, the Company recorded a gain on extinguishment of debt in excess of $9.7 million.

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

Total interest expense (including amortization of debt discounts and financing fees) on all debt instruments was $11,245 and $7,555 for the years ended December 31, 2025 and 2024, respectively.

Note 8 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2025 and 2024:

	Decemeber 31,
	2025	2024
Accrued service fees	$3,020,000	$-
Accrued franchise taxes	53,090	8,357
Accrued legal fees	35,677	31,049
Accrued other	42,718	22,668
Total accrued liabilities	$3,151,485	$62,074

Note 9 – Stockholders’ Equity

Common Stock

As of December 31, 2025, the Company had 100,000,000 shares of authorized common stock, of which 10,149,411 shares were issued and outstanding, and 10,000,000 shares of authorized preferred stock, of which 250 shares were issued and outstanding.

The Company effected a one-for-ten reverse stock split on May 20, 2024. All share amounts and per share prices in this Annual Report have been adjusted to reflect the reverse stock split.

Preferred Stock

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 worth of the October 2023 Purchase Agreement in November 2023 and was issued 250 shares in consideration for the partial payment. As of December 31, 2025, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction and the investor will continue to be in breach of the Purchase Agreement until the remaining amount is paid in full.

Pursuant to the October 2023 Purchase Agreement, the Company filed a certificate of designation (the “Series D Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock. The Series D Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time, and from time to time, into a maximum of 61,100 shares of common stock at the option of the holder. Notwithstanding the foregoing, the Series D Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees, and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the investor, its permitted transferees, and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock. Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof.

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

In July 2024, Mr. Lazar consummated a transaction pursuant to which he sold 550,000 shares of Series E Preferred Stock together with his rights to purchase the additional 2,450,000 shares of Series E Preferred Stock under the March 2024 Purchase Agreement to AEI Capital Ltd. Subsequently, AEI Capital Ltd. paid the Company $2.45 million in August 2024 in exchange for the remaining 2,450,000 shares of Series E Preferred Stock under the terms of the March 2024 Purchase Agreement. All 3,000,000 shares of Series E Preferred Stock were subsequently converted into 7,200,000 shares of the Company’s common stock in August 2024, and thereafter, no shares of Series E Preferred Stock remained outstanding. Upon conversion, such shares of Series E Preferred Stock resumed the status of authorized but unissued shares of undesignated preferred stock of the Company. Upon receipt of the funding from AEI Capital Ltd. and pursuant to the Settlement Agreements with the EIB and Curetis and the March 2024 Purchase Agreement, the Company paid and settled its outstanding indebtedness with the EIB and Curetis. Settlement with EIB also terminated that certain Guarantee and Indemnity Agreement, dated as of July 9, 2020, by and between the EIB and the Company, pursuant to which the Company had guaranteed all of Curetis’ debt to EIB.

In August 2024, the Company entered into a Securities Purchase Agreement (the “August 2024 Securities Purchase Agreement”) with AEI Capital Ltd., pursuant to which the Company had the right, in its discretion, to sell to AEI Capital Ltd., at any time prior to September 30, 2024, shares of common stock, par value $0.01 per share (the “Shares”), of the Company having an aggregate value of up to $3.0 million (the “Financing”). The Company will control the timing and amount of any sales of Shares pursuant to the August 2024 Securities Purchase Agreement. In October 2024, the Company and AEI Capital Ltd. entered into a First Amendment to the August 2024 Securities Purchase Agreement (the “First Amendment”). The First Amendment amended the August 2024 Securities Purchase Agreement by: (1) granting the Company the right to sell two additional tranches of common stock to AEI Capital Ltd. of $3.0 million each, for an aggregate amount of $9.0 million under the August 2024 Securities Purchase Agreement; and (2) extending the Company’s ability to sell shares of common stock to AEI Capital Ltd. under the August 2024 Securities Purchase Agreement until December 31, 2025. During the 2024 fiscal year, the Company sold 1,079,109 shares of common stock to AEI Capital Ltd. for gross proceeds of $2.0 million before deducting offering expenses, and, during the 2025 fiscal year, the Company sold 78,125 shares of common stock to AEI Capital Ltd. for gross proceeds of $0.5 million before deducting offering expenses. In December 2025, the Company and AEI Capital Ltd. further amended the August 2024 Securities Purchase Agreement to provide that the Company may sell shares of common stock to AEI Capital Ltd. thereunder until December 31, 2026. As of December 31, 2025, the Company has the right, in its sole discretion, to sell to AEI Capital Ltd., at any time and from time to time prior to December 31, 2026, up to $6.5 million worth of additional shares of common stock under the August 2024 Securities Purchase Agreement.

In December 2025, the Company entered into a Share Sale Agreement (the “Purchase Agreement”) with AEI Capital Ltd., the controlling stockholder of the Company, pursuant to which the Company acquired all of the issued and outstanding ordinary shares of Sun Investment Enterprises Limited (the “Holding Company”), a British Virgin Islands company (see Note 14). The Holding Company owns all equity interests of iCapX Sdn. Bhd. (“iCapX”), a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. The contractual purchase price for the acquisition was approximately $12.3 million. The aggregate purchase consideration was satisfied through the issuance of 2,028,867 shares of the Company’s common stock in January 2026. The number of shares issued was determined using the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d), which was based on the average closing price of the Company’s common stock for the five trading days preceding execution of the Purchase Agreement, resulting in a reference price of $6.052 per share. As the shares of the Company’s common stock used as purchase consideration for iCapX were not issued as of December 31, 2025, the fair value of the shares of common stock as of the acquisition date is recorded as common stock issuable in the accompanying consolidated financial statements.

Stock Purchase Warrants

The Company has historically issued common stock purchase warrants in connection with various equity or debt offerings or development agreements. These issuances include entering into inducement agreements with holders of existing warrants whereby terms are amended or additional warrants are issued in order to induce exercise of the existing warrants. The Company did not issue any common stock warrants nor were any warrants exercised in the years ended December 31, 2025 or 2024.

At December 31, 2025 and 2024, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at December 31,
Issuance	Exercise Price	Expiration	2025	2024
February 2015	$660,000.00	February 2025	-	3
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.79	February 2031	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,092,569	1,092,572

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

2026 Stock Incentive Plan

In February 2026, the Company adopted, and the Company’s stockholders approved, the 2026 Stock Incentive Plan (the “2026 Plan”). Under the 2026 Plan, 1,000,000 shares of the Company’s common stock were made available for issuance and an evergreen provision was included providing for an automatic annual increase in the shares of common stock available for issuance under the 2026 Plan over the next 10 years in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Pursuant to the evergreen provision, the number of shares available for issuance under the 2026 Plan shall automatically increase on January 1st of each year for a period of 9 years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, provided that our board of directors may decide, prior to the first day of any calendar year, that there shall be no increase in the shares available for issuance under the 2026 Plan for such calendar year or that the increase shall be a lesser number of shares than otherwise provided under the evergreen provision. In the event of any stock dividend, stock split, reverse stock split, share combination, recapitalization, merger, consolidation, spin-off, split-up, reorganization, rights offering, liquidation, or any similar change event of or by our company, appropriate adjustments will be made to the shares subject to the 2026 Plan and to any outstanding awards. Shares available for awards under the 2026 Plan may be either newly-issued shares or treasury shares.

Share-Based Compensation

For the years ended December 31, 2025 and 2024, the Company recognized share-based compensation expense as follows:

	Years Ended December 31,
	2025	2024
Research and development	$-	$48,820
General and administrative	342,239	549,216
Sales and marketing	-	4,397
	$342,239	$602,433

No income tax benefit for share-based compensation arrangements was recognized in the consolidated statements of operations and comprehensive income due to the Company’s net taxable loss position for the year ended December 31, 2025.

Stock Options

As of December 31, 2025, the Company does not have any unrecognized expense related to its stock options.

A summary of the status of options granted is presented below as of and for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	9,624	$1,065	6.8	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(892)	$315
Expired	(8,594)	$1,158
Outstanding at December 31, 2024	138	$110	7.5	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding at December 31, 2025	138	$110	6.5	$-
Vested and expected to vest	138	$110	6.5	$-
Exercisable at December 31, 2025	138	$110	6.5	$-

The total fair value of options vested in the years ended December 31, 2025 and 2024 was $0 and $180,100, respectively.

Restricted Stock Units

A summary of the status of restricted stock units granted is presented below as of and for the years ended December 31, 2025 and 2024:

	Number of units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	8,326	$20.55
Granted	250,783	$2.83
Vested	(63,721)	$7.12
Forfeited	(5,151)	$27.28
Unvested at December 31, 2024	190,237	$1.74
Granted	19,418	$4.12
Vested	(190,237)	$1.74
Forfeited	-	$-
Unvested at December 31, 2025	19,418	$4.12

As of December 31, 2025, there was approximately $20,000 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.3 years.

During the fourth quarter of 2025, the Company entered into restricted stock unit agreements with certain officers and directors covering an aggregate of 30,553 awards; however, such grants were contingent upon stockholder approval of the Company’s 2026 equity plan. Since the 2026 equity plan was not approved until the Company’s 2025 Annual Meeting of Stockholders in February 2026, the Company did not record the awards as outstanding or recognize any related stock-based compensation expense as of December 31, 2025. Upon stockholder approval in February 2026, the awards were recognized as outstanding and the related cumulative stock-based compensation expense was recognized in the subsequent fiscal period.

Note 10 – Income Taxes

The Company’s provision for income taxes consists of the following for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Current income tax provision
Federal	$-	$-
State	-	26,768
Foreign	813,809	149,894
Total	813,809	176,662
Deferred income tax provision
Federal	-	-
State	-	-
Foreign	-	-
Total	-	-
Total provision for income taxes	$813,809	$176,662

The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
NOL carryforward	$98,979,757	$85,790,968
R&D credit carryforward	2,559,479	2,559,479
Share-based compensation	775,115	893,280
Interest expense	-	-
ROU liabilities	392,436	545,917
Deconsolidation of subsidiary	-	18,171,409
Accruals and other	449,347	4,148,610
Total deferred tax assets	103,156,134	112,109,663
Valuation allowance	(102,791,983)	(111,592,614)
Deferred tax liabilities:
Intangible assets	-	-
ROU assets	(166,951)	(222,963)
Depreciation	(197,200)	(294,086)
Net	$-	$-

The difference between the Company’s expected income tax provision (benefit) from applying federal statutory tax rates to the pre-tax loss and actual income tax provision (benefit) relates to the effect of the following:

	December 31, 2025		December 31, 2024
	Amount	Rate	Amount	Rate
U.S. Federal statutory tax rate	$5,132,635	21.0%	$2,555,583	21.0%
State and local income taxes, net of federal income tax effect	(6,350)	0.0%	435,178	3.6%

Foreign tax effects
Malaysia
Statutory tax rate difference	813,809	3.3%	149,894	1.2%

U.S.
Change in valuation allowance	(8,800,631)	-36.0%	1,234,193	10.1%
Nondeductible expenses	5,586,729	22.9%	1,374,084	11.3%
Return to provision true-ups	(2,740,381)	-11.2%	119,458	1.0%
Foreign rate differential	(5,695,283)	-23.3%	(1,033,475)	-8.5%
State tax rate changes	4,912,482	20.1%	(1,305,012)	-10.7%
Loss of expired net operating losses	1,361,228	5.6%	656,428	5.4%
Adjustment on deferred foreign intangible	-	0.0%	(3,745,067)	-30.8%
Other adjustments	249,571	1.0%	(264,602)	-2.1%
	$813,809	3.3%	$176,662	1.5%

Management followed the guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome” and concluded that the Company’s net deferred tax assets were not realizable as of December 31, 2025 and 2024. Accordingly, a valuation allowance has been recorded to offset the net deferred tax assets in their entirety.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance:

	December 31, 2025	December 31, 2024
Beginning balance	$111,592,614	$110,358,421
Change charged to income tax expense	(8,800,631)	1,234,193
Ending balance	$102,791,983	$111,592,614

The Company has federal NOL carryforwards of $288.1 million and $236.9 million at December 31, 2025 and 2024, respectively. The NOL carryforwards incurred prior to 2018 began expiring in 2022. In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), most of the provisions of which took effect starting in 2018. Under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. In addition, the Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. Utilization of the NOL carryforwards may be subject to an annual limitation as provided by Section 382 of the Code, defined earlier. There can be no assurance that the NOL carryforwards will ever be fully utilized. To date, the Company has not performed a formal study to determine if any of its remaining NOL and credit attributes might be further limited due to the ownership change rules of Section 382 or Section 383 of the Code, as amended. The Company will continue to monitor this matter going forward. There can be no assurance that the NOL carryforwards will ever be fully utilized.

The Company has state NOL carryforwards of $51.4 million and $48.1 million at December 31, 2025 and 2024, respectively, which will begin to expire in 2029. The Company had foreign NOL carryforwards of $0 and $119.2 million at December 31, 2025 and 2024, respectively.

Management has evaluated all significant tax positions at December 31, 2025 and 2024 and concluded that there are no material uncertain tax positions. The Company would recognize both interest and penalties related to unrecognized benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.

Tax years 2022 through 2024 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in Malaysia and the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Inland Revenue Board of Malaysia, the Internal Revenue Service (“IRS”) or state tax authorities. The Company is currently not under examination by the IRS or any other jurisdictions for any tax years.

The Tax Act amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $2.1 million of R&D expenses incurred as of December 31, 2025.

Note 11 – Commitments and Contingencies

Registration and other stockholder rights

In connection with various of its investment transactions, the Company entered into registration rights agreements with stockholders, pursuant to which the investors were granted certain demand registration rights and/or piggyback and/or resale registration rights in connection with subsequent registered offerings of the Company’s common stock.

Note 12 – Leases

The following table presents the Company’s ROU assets and lease liabilities as of December 31, 2025 and 2024:

	December 31,
Lease Classification	2025	2024
ROU assets:
Operating	$786,135	$825,665
Total ROU assets	$786,135	$825,665
Liabilities
Current:
Operating	$202,490	$173,726
Noncurrent:
Operating	1,645,399	1,847,889
Total lease liabilities	$1,847,889	$2,021,615

Maturities of lease liabilities for the Company’s lone operating lease as of December 31, 2025 by year are as follows:

Maturity of Lease Liabilities	Total
2026	$378,279
2027	388,682
2028	399,388
2029	410,397
2030	421,709
Thereafter	506,193
Total lease payments	2,504,648
Less: interest	(656,759)
Present value of lease liabilities	$1,847,889

Consolidated statements of operations classification of lease costs as of the years ended December 31, 2025 and 2024 are as follows:

		Years ended December 31,
Lease Cost	Classification	2025	2024
Operating	Operating expenses	$233,984	$233,984
Finance:
Amortization	Operating expenses	-	280
Interest expense	Other expenses	-	-
Total lease costs		$233,984	$234,264

Other lease information as of December 31, 2025 is as follows:

Other Information	Total
Weighted average remaining lease term (in years):
Operating leases	6.2
Weighted average discount rate:
Operating leases	10.0%

Supplemental cash flow information as of the years ended December 31, 2025 and 2024 is as follows:

Supplemental Cash Flow Information	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Cash used in operating activities:
Operating leases	$233,984	$233,984
Cash used in financing activities:
Finance leases	$-	$280
ROU assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Note 13 – Joint Venture

In April 2025, CapForce International entered into a Joint Venture Agreement (the “JV Agreement”) with the European Credit Investment Bank (“ECIB”), a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross-border stock trading platform; (ii) a fintech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce International will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of the outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce International will be entitled to receive 80% of the profits of the Joint Venture if the Joint Venture’s revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce International will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce International an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce International will retain contractual control over the Joint Venture, including for accounting consolidation purposes. As of December 31, 2025, there has not been any activity pursuant to this JV Agreement.

Note 14 – iCapX Acquisition

On December 1, 2025, the Company entered into a Share Sale Agreement (the “Purchase Agreement”) with AEI Capital Ltd. (“AEI Capital” or the “Seller”), the controlling stockholder of the Company, pursuant to which the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited (the “Holding Company”), a British Virgin Islands company. The Holding Company owns all equity interests of iCapX Sdn. Bhd. (“iCapX”), a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. The acquisition was undertaken to expand the Company’s service offerings and strategic capabilities and to support the Company’s long-term growth strategy.

The contractual purchase price for the acquisition was approximately $12.3 million. The aggregate purchase consideration was satisfied through the issuance of 2,028,867 shares of the Company’s common stock in January 2026. The number of shares issued was determined using the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d), which was based on the average closing price of the Company’s common stock for the five trading days preceding execution of the Purchase Agreement, resulting in a reference price of $6.052 per share. As the shares of the Company’s common stock used as purchase consideration for iCapX were not issued as of December 31, 2025, the fair value of the shares of common stock as of the acquisition date is recorded as common stock issuable in the accompanying consolidated financial statements.

The acquisition is deemed to be a reorganization of entities under common control. Consequently, the transaction is accounted for using the existing carrying value of the assets and liabilities iCapX as follows:

Assets Acquired and Liabilities Assumed	Fair Value
Assets and liabilities
Cash	$519
Other current and non-current assets	56,209
Accounts payable	(1,059)
Other current liabilities	(44,249)
Total assets and liabilities	$11,420

Equity
Share capital	$(22,497)
Retained earnings	11,077
Total equity	$(11,420)

Due to the limited historical operations of iCapX prior to the acquisition and the continued development of its platform, the acquired business did not contribute materially to the Company’s consolidated results of operations for the year ended December 31, 2025.

Note 15 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to May 26, 2026, the date that the consolidated financial statements are issued.

Other than as disclosed in this Note 15 and elsewhere in the consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying consolidated financial statements.

On February 23, 2026, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, among other proposals, the Company’s 2026 Incentive Compensation Plan and an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from OpGen, Inc. to CapForce Inc. and, in connection therewith, the Company changed its ticker symbol to “CFOR.” The amendment was filed with the Secretary of State of the State of Delaware on February 27, 2026, and the Company also amended and restated its bylaws to reflect the name change.