Form 10-Q
period 2026-03-31
CapForce Inc.
filed 2026-06-12
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

12,384,142 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of June 10, 2026.

CAPFORCE INC.

TABLE OF CONTENTS FOR FORM 10-Q

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In this quarterly report, we refer to CapForce Inc. as the “Company”, “CapForce”, “we”, “our” or “us”. All statements, other than statements of historical facts contained herein, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “design”, “intend”, “expect” or the negative version of these words and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

ii

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CapForce Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$78,586	$531,277
Accounts receivable, net	253,694	248,771
Prepaid expenses and other current assets	104,442	208,178
Total current assets	436,722	988,226
Property and equipment, net	890,868	928,550
Operating lease right-of-use assets	773,446	786,135
Investment in equity securities	35,000,000	35,000,000
Intangible assets, net	50,000	50,000
Other non-current assets	302,262	302,262
Total assets	$37,453,298	$38,055,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,192,677	$1,081,936
Accrued compensation and benefits	41,154	30,208
Accrued liabilities	3,162,757	3,151,485
Short-term insurance financing	-	86,997
Current portion of operating lease liabilities	210,166	202,490
Total current liabilities	4,606,754	4,553,116
Operating lease liabilities, net of current portion	1,590,661	1,645,399
Total liabilities	6,197,415	6,198,515

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Series D Preferred Stock, $0.01 par value; 10,000,000 shares authorized; 1,000 designated; 250 shares issued and outstanding at March 31, 2026 and December 31, 2025	2	2
Common stock, $0.01 par value; 100,000,000 shares authorized; 12,368,008 and 10,149,411 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	123,680	101,494
Additional paid-in capital	301,722,787	301,621,893
Common stock issuable	-	11,420
Accumulated deficit	(270,591,037)	(269,880,466)
Accumulated other comprehensive income	451	2,315
Total stockholders’ equity	31,255,883	31,856,658
Total liabilities and stockholders’ equity	$37,453,298	$38,055,173

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Listing sponsorship services	$-	$-
Total revenue	-	-

Operating expenses
Cost of services	-	-
Research and development, net	2,451	-
General and administrative	797,597	513,344
Sales and marketing	4,756	9,502
Total operating expenses	804,804	522,846

Operating loss	(804,804)	(522,846)

Other income (expense)
Interest and other income, net	92,869	117,845
Interest expense	(995)	(3,238)
Foreign currency transaction gains	2,359	106
Total other income (expense)	94,233	114,713
Loss before income taxes	(710,571)	(408,133)
Provision for income taxes	-	-
Net loss	$(710,571)	$(408,133)

Net loss allocated to preferred stockholders	-	-
Net loss available to common stockholders	$(710,571)	$(408,133)

Loss per share attributable to common stockholders
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

Weighted average shares outstanding
Basic	11,827,962	10,071,079
Diluted	11,827,962	10,071,079

Net loss	$(710,571)	$(408,133)
Other comprehensive loss - foreign currency translation	(1,864)	-
Comprehensive loss	$(712,435)	$(408,133)

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Common	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$-	$(293,500,522)	$7,380,628
Stock compensation expense	-	-	-	-	81,708	-	-	-	81,708
Issuance of common stock upon vesting of RSUs	507	5	-	-	(5)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(408,133)	(408,133)
Balances at March 31, 2025	10,071,286	$100,713	250	$2	$300,862,143	$-	$-	$(293,908,655)	$7,054,203

Balances at December 31, 2025	10,149,411	$101,494	250	$2	$301,621,893	$11,420	$2,315	$(269,880,466)	$31,856,658
Stock compensation expense	-	-	-	-	111,660	-	-	-	111,660
Issuance of common stock upon vesting of RSUs	189,730	1,897	-	-	(1,897)	-	-	-	-
Common stock issuable for acquisition	2,028,867	20,289	-	-	(8,869)	(11,420)	-	-	-
Foreign currency translation	-	-	-	-	-	-	(1,864)	-	(1,864)
Net loss	-	-	-	-	-	-	-	(710,571)	(710,571)
Balances at March 31, 2026	12,368,008	$123,680	250	$2	$301,722,787	$-	$451	$(270,591,037)	$31,255,883

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(710,571)	$(408,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,371	45,970
Stock compensation expense	111,660	81,708
Changes in operating assets and liabilities:
Accounts receivable	(4,923)	(4,838)
Prepaid expenses and other current assets	103,736	217,677
Intangible assets	-	(12,500)
Accounts payable	110,741	66,441
Accrued compensation and benefits	10,946	(43,197)
Accrued liabilities	11,272	(10,535)
Operating lease liabilities	(47,062)	(40,187)
Net cash used in operating activities	(363,830)	(107,594)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on short term insurance financing	(86,997)	(90,278)
Net cash used in financing activities	(86,997)	(90,278)

Effects of exchange rates on cash	(1,864)	-

Net decrease in cash, cash equivalents and restricted cash	(452,691)	(197,872)
Cash and cash equivalents and restricted cash at beginning of period	833,539	1,612,915
Cash and cash equivalents and restricted cash at end of period	$380,848	$1,415,043

Supplemental disclosure of cash flow information
Cash paid for interest	$995	$3,238

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2026

Note 1 – Organization

CapForce Inc. (“CapForce” or the “Company”, formerly known as OpGen, Inc.) was incorporated in Delaware in 2001. From inception through November 2023, the Company operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. In 2024, following the sale of control of the Company to AEI Capital Ltd. (“AEI Capital”), the Company scaled down legacy operations while repositioning itself to operate in the financial services and technology industry. In furtherance of such shift, the Company established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce International”), which launched a new business line in 2024 offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges.

As part of the Company’s strategic focus on capital markets advisory, in December 2025, the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited (“SIE”), a company incorporated under the laws of the British Virgin Islands from AEI Capital. SIE is a holding company that owns all the equity interests of iCapX Sdn. Bhd. (“iCapX”), a private company limited by shares incorporated under the laws of Malaysia, which provides cap table management and related platform services to customers. The iCapX platform will provide customers with proprietary datasets of structured private company equity information in order to enhance due diligence capabilities, improve listing readiness assessments, and support pricing accuracy. The platform will also serve as a pipeline for business development by engaging private companies ahead of potential listing events. Ongoing development initiatives include AI-driven analytics for identifying listing-related and liquidity risks, optimizing exchange selection, and supporting predictive insights related to post-listing performance.

In February 2026, at the Company’s 2025 Annual Meeting of Stockholders, the Company’s stockholders voted to approve, among other proposals, an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from OpGen, Inc. to CapForce Inc. and, in connection therewith, the Company changed its ticker symbol to “CFOR.” The amendment was filed with the Secretary of State of the State of Delaware in February 2026, and the Company also amended and restated its bylaws to reflect the name change.

As of March 31, 2026, the Company operates virtually in the United States and Singapore. The Company’s subsidiaries, CapForce International, SIE, and iCapX, occupy office space located in Kuala Lumpur, Malaysia, pursuant to an access and shared services agreement with AEI Capital, the Company’s controlling shareholder. The subsidiaries pay a nominal fee under this arrangement.

The Company operates in one business segment.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but, in the near term, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital until the Company’s operating business is able to sustain its operations. Through the Company’s financing efforts, which consisted of sales of Company common stock in private placements pursuant to securities purchase agreements, the Company received gross proceeds of approximately $0.5 million in 2025.

The Company has cash and cash equivalents of approximately $0.1 million as of March 31, 2026.

The Company is party to a securities purchase agreement, entered into in August 2024, with AEI Capital, pursuant to which the Company may sell, in its sole discretion, shares of common stock to AEI Capital. Through December 31, 2025, the Company received aggregate gross proceeds of $2.5 million under the agreement. The agreement remains available through December 31, 2026, and, as of March 31, 2026, $6.5 million of capacity remains available (see Note 9). The Company believes that its current cash resources, together with its access to additional capital under this agreement, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company did not meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq ultimately filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2025 that removed the Company’s securities from listing on Nasdaq. The Company’s shares of common stock are currently quoted on the OTC Markets Group Expert Market under the symbol “CFOR”. The Company is appealing Nasdaq’s delisting determination to the Commission. The parties have completed their submissions, and the matter is currently under review by the Commission, but no timetable for a final decision has been indicated. If the Company is unsuccessful with its appeal to the Commission, the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Commission and the standards of accounting measurement set forth in the Interim Reporting Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company recommends that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K. In the opinion of management, all adjustments that are necessary for a fair presentation of the Company’s financial position for the periods presented have been reflected. All adjustments are of a normal, recurring nature, unless otherwise stated. The interim condensed consolidated results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The December 31, 2025 consolidated balance sheet included herein was derived from the audited consolidated financial statements but does not include all disclosures including notes required by GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated. The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 include the balance sheet and income statement activity for CapForce International, the Company’s wholly-owned subsidiary. The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 also include the activity of iCapX, the wholly-owned subsidiary of SIE which was acquired in December 2025, and CapForce Singapore, which was established in December 2025, both of which are wholly-owned subsidiaries of the Company.

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

The CODM assesses Company performance through the achievement of revenue goals, integration objectives and cost optimization initiatives. In addition to the Company’s Statement of Operations, the CODM is regularly provided with budgeted and forecasted expense information which is used to determine the Company’s liquidity needs and cash allocation.

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

Fair Value of Financial Instruments

Financial instruments classified as current assets and liabilities (including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value, because of the short-term maturities of those instruments.

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

At March 31, 2026 and December 31, 2025, the Company had funds totaling $302,262 which are required as collateral for letters of credit benefiting a landlord and information technology vendor. These funds are reflected in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$78,586	$1,112,781
Restricted cash	302,262	302,262
Total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$380,848	$1,415,043

Accounts Receivable and Credit Concentration

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for credit losses was $0 as of March 31, 2026 and December 31, 2025.

At March 31, 2026, the Company had accounts receivable from two customers that individually represented 79% and 20% of total accounts receivable, respectively. At December 31, 2025, the Company had accounts receivable from two customers that individually represented 80% and 19% of total accounts receivable, respectively. The Company did not earn revenues during the three months ended March 31, 2026 or 2025.

Investments in Equity Securities

The Company currently has a single investment in equity securities issued by a privately held entity. In the fourth quarter of 2024, CapForce International performed part of its listing sponsorship and consulting services and completed the first performance obligation, pursuant to the agreement with its client, generating proceeds of $5.0 million in the client’s equity. During the second quarter of 2025, CapForce International completed the second performance obligation within the engagement agreement, earning proceeds of $4.0 million in the client’s equity. During the fourth quarter of 2025, CapForce International completed the remaining performance obligations within the engagement agreement, earning proceeds of $26.0 million in the client’s equity and $0.2 million in cash consideration. The $26.0 million in the client’s equity consists of $12.0 million attributable to the original 2.1% interest previously assigned to CapForce International by AEI Capital and $14.0 million attributable to the separate 1.4% interest assigned to CapForce International by iCapX. The $200,000 of aggregate cash consideration consists of $120,000 attributable to the original assignment by AEI Capital and $80,000 attributable to the assignment by iCapX (see Note 5). The Company has elected to account for this investment using the measurement alternative as the investment does not have a readily determinable fair value. Pursuant to this alternative, the investment is carried at its estimated fair value calculated as its cost minus any impairment. The Company will adjust the investment to fair value only when it identifies observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will evaluate the investment at each reporting period to determine whether the investment is impaired.

Inventory

Inventory is entirely comprised of the remaining Unyvero system instruments and components and is valued using the first in, first out cost method and stated at the lower of cost or net realizable value. The inventory of approximately $1.2 million at both March 31, 2026 and December 31, 2025 is fully reserved given the uncertainty surrounding the net realizable value and future demand for the Company’s products.

Long-Lived Assets

Property and Equipment

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was identified in any of the periods presented.

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

ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimation of undiscounted cash flows is performed at the lowest possible level for which the Company can identify assets. If such assets are considered to be impaired, impairment is recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was identified in any of the periods presented.

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

The number of anti-dilutive shares consisting of common shares underlying (i) common stock options, (ii) restricted stock units, (iii) preferred stock and (iv) stock purchase warrants, which have been excluded from the computation of diluted income (loss) per share because their effect was anti-dilutive, was 1.2 million and 1.3 million shares, respectively, as of March 31, 2026 and 2025. None of the potentially dilutive securities had a dilutive impact during the three months ended March 31, 2026 and 2025 due to the Company’s net loss.

Recently Adopted Accounting Pronouncements

In 2025, the Company adopted ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The adoption of ASU No. 2023-09 did not affect recognition or measurement in the Company’s unaudited condensed consolidated financial statements.

In 2026, the Company adopted ASU No. 2025-05: Financial Instruments-Credit Losses which amends topic 326. Specifically, the ASU provides a practical expedient whereby an entity can assume that current conditions as of the balance sheet date will not change for the remaining life of the asset (e.g., the account receivable). The adoption of ASU No. 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Note 4 – Revenue from Contracts with Customers

The Company provides listing sponsorship and consulting services to growth-stage private companies. The Company did not recognize any revenue during the three months ended March 31, 2026 and 2025.

Note 5 – Investment in Equity Securities

In January 2024, AEI Capital, the Company’s controlling stockholder, entered into an advisory engagement with a client, a privately held company, pursuant to which AEI Capital became entitled to advisory fees consisting of equity interests representing 3.5% of the client’s outstanding equity and cash consideration of $200,000. In October 2024, CapForce International entered into an assignment agreement with AEI Capital pursuant to which AEI Capital assigned to CapForce International a portion of AEI Capital’s rights and obligations under the engagement, including advisory fees consisting of equity interests representing 2.1% of the client’s outstanding equity and cash consideration of $120,000. Following the assignment, CapForce International satisfied the first performance obligation under the engagement during the fourth quarter of 2024 and earned equity consideration with a fair value of $5.0 million. During the second quarter of 2025, CapForce International satisfied another performance obligation under the engagement and earned additional equity consideration with a fair value of $4.0 million.

On December 1, 2025, the Company acquired all the issued and outstanding shares of Sun Investment Enterprises Limited, or SIE, a holding company that owns iCapX Sdn. Bhd. (“iCapX”), a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. Prior to the acquisition, iCapX had been assigned a portion of the advisory engagement described above, consisting of advisory fees equivalent to 1.4% of the client’s outstanding equity interests and cash consideration of $80,000. On December 30, 2025, iCapX assigned its rights and obligations under that portion of the engagement to CapForce International. During the fourth quarter of 2025, CapForce International satisfied the remaining performance obligations under the engagement and earned aggregate equity consideration with a fair value of $26.0 million, consisting of $12.0 million attributable to the original 2.1% interest previously assigned to CapForce International by AEI Capital and $14.0 million attributable to the separate 1.4% interest assigned by iCapX. CapForce International also earned aggregate cash consideration of $200,000, consisting of $120,000 attributable to the original assignment by AEI Capital and $80,000 attributable to the separate assignment by iCapX (see Note 12).

In connection with the Company’s advisory services for the client, pursuant to a services agreement between CapForce International and the European Credit Investment Bank (“ECIB”), CapForce International owes ECIB $3,020,000 in shares of the client’s equity for its investment banking services. Such amount remains accrued and unpaid as of March 31, 2026.

The CEO of AEI Capital and former CEO and current Chairman of the Board of Directors of CapForce Inc., serves as a member of the Board of Directors of the advisory engagement client, making the client a related party. The agreements between the client, AEI Capital, iCapX, and CapForce International were conducted in the ordinary course of business and on terms the Company believes are comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationship and concluded that appropriate governance and conflict of interest procedures were followed.

As of March 31, 2026 and 2025, the Company held an investment in the equity securities of the client valued at $35.0 million and $5.0 million, respectively, which is classified as a non-current asset on the accompanying unaudited condensed consolidated balance sheet. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity.

The Company estimated the fair value of the investment based on an anticipated initial public offering by the client expected to occur within the next twelve months. The estimated valuation is derived from pricing and valuation metrics provided by the issuer and underwriters in connection with the planned initial public offering. This estimate is subject to significant judgment and market risk and is not based on observable inputs. In the event the final initial public offering valuation results in proceeds to the Company of less than $35.0 million for these shares of equity securities, the client has contractually agreed to issue additional shares to the Company to ensure that the total value of the equity consideration received equals $35.0 million. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of March 31, 2026, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

Note 6 – Fair Value Measurements

The carrying value of short-term instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments. The Company has elected to account for its single investment using the measurement alternative and it is considered a financial instrument accounted for at fair value on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

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

For the three months ended March 31, 2026 and 2025, the Company has not transferred any assets between fair value measurement levels.

Financial assets and liabilities measured at fair value on a recurring basis

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis.

Financial assets and liabilities carried at fair value on a non-recurring basis

As disclosed in Note 5, as of March 31, 2026 and 2025, the Company held an investment in the equity securities valued at $35.0 million and $5.0 million, respectively, which is classified as a non-current asset on the accompanying unaudited condensed consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. No fair value adjustments have been recognized, nor have there been any impairment charges for the periods presented.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets or liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and lease assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. During the three months ended March 31, 2026 and 2025, the Company did not record any impairment charges.

Note 7 – Short-Term Insurance Financing

In May 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of May 2025 through May 2026. The agreement provides for financing of approximately $284,000 of the premium, which financing will be repaid in 10 equal monthly installments of approximately $29,000 each through March 2026 and accrued interest at 6.85%. The loan was paid in full as of March 31, 2026.

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

Interest expense on short term insurance financing was $995 and $3,238 for the three months ended March 31, 2026 and 2025, respectively.

Note 8 – Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Accrued service fees	$3,020,000	$3,020,000
Accrued other	142,757	131,485
Total accrued liabilities	$3,162,757	$3,151,485

Note 9 – Stockholders’ Equity

Common Stock

As of March 31, 2026, the Company had 100,000,000 shares of authorized common stock, of which 12,368,008 shares were issued and outstanding.

Preferred Stock

As of March 31, 2026, the Company had 10,000,000 shares of authorized preferred stock, of which 1,000 shares were designated as Series D Preferred Stock, of which 250 shares were issued and outstanding.

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 of the purchase price under the October 2023 Purchase Agreement in November 2023 and was issued 250 shares in consideration for the partial payment. As of March 31, 2026, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction, and the Company continues to consider the investor in breach of the Purchase Agreement until the remaining amount is paid in full.

Pursuant to the October 2023 Purchase Agreement, the Company filed a certificate of designation (the “Series D Certificate of Designation”) with the Secretary of State of the State of Delaware designating the rights, preferences and limitations of the shares of preferred stock. The Series D Certificate of Designation provides that the shares of preferred stock have a stated value of $1,000 per share and are convertible into shares of common stock, par value $0.01 per share, of the Company at a price of $4.09 per share, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications, or similar events affecting the common stock. The preferred stock may be converted at any time at the option of the holder. Notwithstanding the foregoing, the Series D Certificate of Designation provides that in no event will the preferred stock be convertible into common stock in a manner that would result in the holder, its permitted transferees and affiliates holding more than 19.99% (together with any shares of common stock otherwise held by the investor, its permitted transferees and their affiliates) of the then issued and outstanding common stock (the “Ownership Limitation”), prior to the date that the Company’s stockholders approve the issuance of shares of common stock to the holder upon conversion of the preferred stock. Upon receipt of stockholder approval, the shares of preferred stock will automatically be converted into shares of common stock without further action of the holder thereof.

AEI Capital Transactions

In 2024, the Company entered into a Securities Purchase Agreement, as amended (the “2024 Securities Purchase Agreement”) with AEI Capital, pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $9.0 million through December 31, 2026. The Company controls the timing and amount of any sales of shares pursuant to the 2024 Securities Purchase Agreement. During 2024, the Company sold 1,079,109 shares of common stock to AEI Capital for gross proceeds of $2.0 million before deducting offering expenses, and, during 2025, the Company sold 78,125 shares of common stock to AEI Capital for gross proceeds of $0.5 million before deducting offering expenses. Accordingly, as of March 31, 2026, the Company has the right, in its sole discretion, to sell to AEI Capital, at any time and from time to time prior to December 31, 2026, up to $6.5 million worth of additional shares of common stock under the 2024 Securities Purchase Agreement.

In December 2025, the Company entered into a Share Sale Agreement (the “Purchase Agreement”) with AEI Capital, the controlling stockholder of the Company, pursuant to which the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited, a British Virgin Islands company (see Note 12). SIE is a holding company that owns all the equity interests of iCapX Sdn. Bhd., a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. The contractual purchase price for the acquisition was approximately $12.3 million. The aggregate purchase consideration was satisfied through the issuance of 2,028,867 shares of the Company’s common stock in January 2026. The number of shares was determined using the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d), which was based on the average closing price of the Company’s common stock for the five trading days preceding execution of the Purchase Agreement, resulting in a reference price of $6.052 per share. As the shares had not yet been issued as of December 31, 2025, the fair value of the equity consideration was recorded as common stock issuable as of the acquisition date. The shares were subsequently issued in January 2026.

Stock Purchase Warrants

The Company has historically issued common stock purchase warrants in connection with various equity or debt offerings or development agreements. These issuances include entering into inducement agreements with holders of existing warrants whereby terms are amended or additional warrants are issued in order to induce exercise of the existing warrants. The Company did not issue any common stock warrants nor were any warrants exercised in the three months ended March 31, 2026 or the year ended December 31, 2025.

At March 31, 2026 and December 31, 2025, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
	Exercise		March 31,	December 31,
Issuance	Price	Expiration	2026	2025
November 2020	$504.40	May 2026	1,211	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.79	February 2031	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,092,569	1,092,569

Stock Compensation

2015 Equity Incentive Plan

In April 2015, the Company adopted, and the Company’s stockholders approved, the 2015 Equity Incentive Plan (the “2015 Plan”); the 2015 Plan became effective upon the execution and delivery of the underwriting agreement for the Company’s initial public offering in May 2015. The 2015 Plan provided for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of non-qualified stock options to employees, non-employee directors and consultants. The 2015 Plan also provided for the grant of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and stock payments to employees, non-employee directors and consultants. Effective April 1, 2025, which was the ten (10) year anniversary of the adoption of the 2015 Plan, no additional grants may be made under the 2015 Plan.

2026 Stock Incentive Plan

In February 2026, the Company adopted, and the Company’s stockholders approved, the 2026 Stock Incentive Plan (the “2026 Plan”). Under the 2026 Plan, 1,000,000 shares of the Company’s common stock were made available for issuance, subject to adjustments for stock dividends, stock splits, reverse stock splits, share combinations, recapitalizations, mergers, consolidations, spin-offs, split-ups, reorganizations, rights offerings, liquidations, or any similar change event by the Company. Under the 2026 Plan, the Company is authorized to grant stock options, stock appreciation rights, restricted stock and other stock-based awards. The 2026 Plan includes an evergreen provision providing for an automatic annual increase in the shares of common stock available for issuance under the 2026 Plan over the next 10 years in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Pursuant to the evergreen provision, the number of shares available for issuance under the 2026 Plan shall automatically increase on January 1st of each year for a period of 9 years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, provided that our board of directors may decide, prior to the first day of any calendar year, that there shall be no increase in the shares available for issuance under the 2026 Plan for such calendar year or that the increase shall be a lesser number of shares than otherwise provided under the evergreen provision. In the event of any stock dividend, stock split, reverse stock split, share combination, recapitalization, merger, consolidation, spin-off, split-up, reorganization, rights offering, liquidation, or any similar change event of or by the Company, appropriate adjustments will be made to any outstanding awards under the 2026 Plan. Shares available for awards under the 2026 Plan may be either newly-issued shares or treasury shares.

Share-Based Compensation

The Company recognized share-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
Cost of services	$-	$-
Research and development	-	-
General and administrative	111,660	81,708
Sales and marketing	-	-
	$111,660	$81,708

Stock Options

As of March 31, 2026, the Company does not have any unrecognized expense related to its stock options.

The Company did not grant any options during the three months ended March 31, 2026 or 2025. During the three months ended March 31, 2026 and 2025, no options were forfeited or expired.

The Company had stock options to acquire 138 shares of common stock outstanding at March 31, 2026.

Restricted Stock Units

During the fourth quarter of 2025, the Company entered into restricted stock unit agreements with certain officers and directors granting the recipients the right to receive an aggregate of 30,553 shares of common stock upon vesting. Such grants were contingent upon stockholder approval of the Company’s 2026 equity plan. Since the 2026 equity plan was not approved until the Company’s 2025 Annual Meeting of Stockholders in February 2026, the Company did not record the awards as outstanding or recognize any related stock-based compensation expense as of December 31, 2025. Upon stockholder approval in February 2026, the awards were recognized as outstanding and the related cumulative stock-based compensation expense was recognized during the three months ended March 31, 2026.

During the three months ended March 31, 2026, no restricted stock units were granted, no restricted stock units vested and no restricted stock units were forfeited. During the three months ended March 31, 2025, no restricted stock units were granted, 507 restricted stock units vested, and no restricted stock units were forfeited. The Company had 49,971 restricted stock units outstanding as of March 31, 2026.

As of March 31, 2026, there was approximately $183,000 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.7 years.

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

Leases

The Company has a continuing liability under its former headquarters’ office lease, which lease was assigned to a third party in April 2024 but for which it remains liable to the landlord. Maturities under this lease as of March 31, 2026 by year are as follows:

Maturity of Lease Liabilities	Total
2026 (April to December)	$285,409
2027	388,682
2028	399,388
2029	410,397
2030	421,709
Thereafter	506,194
Total lease payments	2,411,779
Less: interest	(610,952)
Present value of lease liabilities	$1,800,827

For the three months ended March 31, 2026 and 2025, lease costs of $58,496 are classified as operating expenses in the unaudited condensed consolidated statements of operations.

The remaining term of the lone operating lease as of March 31, 2026 is 5.9 years and reflects a discount rate of 10%. In the three months ended March 31, 2026 and 2025, cash paid for amounts under the lone operating lease were $58,496 and are classified as cash used in operating activities.

Note 11 – Joint Venture

In April 2025, CapForce International entered into a Joint Venture Agreement (the “JV Agreement”) with the European Credit Investment Bank (“ECIB”), a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross-border stock trading platform; (ii) a fintech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce International will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of the outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce International will be entitled to receive 80% of the profits of the Joint Venture if the Joint Venture’s revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce International will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce International an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce International will retain contractual control over the Joint Venture, including for accounting consolidation purposes. As of March 31, 2026, there has not been any activity pursuant to this JV Agreement.

Note 12 – iCapX Acquisition

On December 1, 2025, the Company entered into a Share Sale Agreement (the “Purchase Agreement”) with AEI Capital (the “Seller”), the controlling stockholder of the Company, pursuant to which the Company acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited, a British Virgin Islands company. SIE is a holding company that owns all the equity interests of iCapX Sdn. Bhd., a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. The acquisition was undertaken to expand the Company’s service offerings and strategic capabilities and to support the Company’s long-term growth strategy.

The contractual purchase price for the acquisition was approximately $12.3 million. The aggregate purchase consideration was satisfied through the issuance of 2,028,867 shares of the Company’s common stock in January 2026. The number of shares was determined using the “Minimum Price” as defined under Nasdaq Listing Rule 5635(d), which was based on the average closing price of the Company’s common stock for the five trading days preceding execution of the Purchase Agreement, resulting in a reference price of $6.052 per share. As the shares had not yet been issued as of December 31, 2025, the fair value of the equity consideration was recorded as common stock issuable as of the acquisition date. The shares were subsequently issued in January 2026.

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

Note 13 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to June 12, 2026, the date that the unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note 13 and as may be disclosed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

In April 2026, pursuant to the 2024 Securities Purchase Agreement with AEI Capital that permits the Company, in its sole discretion, to sell shares of common stock to AEI Capital, the Company sold 6,425 shares of common stock to AEI Capital for gross proceeds of approximately $160,000 before deducting offering expenses. The agreement remains available through December 31, 2026, and, with this sale, approximately $6.3 million of capacity remains available.

In May 2026, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of May 2026 through May 2027. The agreement provides for financing of approximately $230,000 of the premium, which financing will be repaid in 10 equal monthly installments of approximately $24,000 each through March 2027 and accrued interest at 10.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q. This discussion contains forward-looking statements, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many important factors, including those set forth under Part II. Item 1A. “Risk Factors” of this quarterly report on Form 10-Q and Part 1. Item 1A of our annual report on Form 10-K for the year ended December 31, 2025.

Overview

CapForce Inc. (“CapForce”, “we” or the “Company,” formerly known as OpGen, Inc.) was incorporated in Delaware in 2001. From inception through November 2023, we operated as a precision medicine company harnessing the power of molecular diagnostics and informatics to help combat infectious disease. In 2024, following the sale of control of the Company to AEI Capital Ltd. (“AEI Capital”), we scaled down legacy operations while repositioning the Company to operate in the financial services and technology industry. In furtherance of such shift, we established a wholly-owned subsidiary, CapForce International Holdings Ltd. (“CapForce International”), which launched a new business line in 2024 offering listing sponsorship and consultancy services to international companies seeking to list their securities on securities exchanges.

As part of our strategic focus on capital markets advisory, in December 2025, we acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited, a company incorporated under the laws of the British Virgin Islands (“SIE”) from AEI Capital. SIE is a holding company that owns all the equity interests of iCapX Sdn. Bhd. (“iCapX”), a private company limited by shares incorporated under the laws of Malaysia providing cap table management fintech platform services to customers. The iCapX platform will provide customers with proprietary datasets of structured private company equity information in order to enhance due diligence capabilities, improve listing readiness assessments, and support pricing accuracy. The platform will also serve as a pipeline for business development by engaging private companies ahead of potential listing events. Ongoing development initiatives include AI-driven analytics for identifying listing-related and liquidity risks, optimizing exchange selection, and supporting predictive insights related to post-listing performance.

In February 2026, at our 2025 Annual Meeting of Stockholders, our stockholders voted to approve, among other proposals, an amendment to our Amended and Restated Certificate of Incorporation to change our name from OpGen, Inc. to CapForce Inc. In connection with the change of our name, we also changed our ticker symbol to “CFOR.” The amendment was filed with the Secretary of State of the State of Delaware in February 2026, and we also amended and restated our bylaws to reflect the name change.

Financial Overview

Revenue

We generate revenues from CapForce International’s listing sponsorship and consulting services, and we anticipate generating revenues from our other business ventures including cross-border securities trading, advanced computational model-enabled investment banking advisory and asset management services, and fintech-enabled capital table management solutions.

Cost of Sales and Operating Expenses

Our cost of sales are primarily subcontractor, advisor, and service provider fees and technology infrastructure costs associated with providing our services. Research and development expenses consist of fees to develop, expand and innovate our digital investment banking platform, and selling, general, and administrative expenses consist of public company costs, salaries, and related costs for administrative and business development purposes.

Results of operations for the three months ended March 31, 2026 and 2025

Revenues

The Company did not generate any revenue during the three months ended March 31, 2026 or March 31, 2025.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Cost of services	$-	$-	$-	-%
Research and development	2,451	-	2,451	100%
General and administrative	797,597	513,344	284,253	55%
Sales and marketing	4,756	9,502	(4,746)	-50%
Total operating expenses	$804,804	$522,846	$281,958	54%

The Company’s total operating expenses for the three months ended March 31, 2026 increased from $0.5 million to $0.8 million, when compared to the same period in 2025. This increase is primarily attributable to:

●	General and administrative expenses increased for the quarter ended March 31, 2026 compared to the same period in 2025. The increase is primarily attributable to the recognition of Board of Directors compensation expense, compared to no such expense in the prior-year period, as well as costs associated with the Company’s stockholder meeting and increased legal expenses. The increase was further impacted by the reversal of a bonus accrual during the prior-year period, which reduced general and administrative expenses in the comparable period; and

●	Research and development and sales and marketing experienced significant percentage changes for the quarter ended March 31, 2026 compared to the same period in 2025; however, the related dollar changes were not material and did not have a significant impact on our results of operations.

Other Income (Expense)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest and other income	$92,869	$117,845	$(24,976)	-21%
Interest expense	(995)	(3,238)	2,243	-69%
Foreign currency transaction gains	2,359	106	2,253	2125%
Total other income (expense)	$94,233	$114,713	$(20,480)	-18%

Our total other income for the three months ended March 31, 2026 decreased by approximately $20,000 when compared to the same period in 2025 primarily due to a decrease in interest income attributable to lower average cash balances and lower prevailing interest rates compared to the prior-year period.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $0.1 million compared to $0.5 million at December 31, 2025. Historically, we have funded our operations primarily through external investor financing arrangements and strategic actions taken by us. We generated $0.5 million and $5.0 million of gross proceeds from the sale of our securities in 2025 and 2024, respectively.

In the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital, including pursuant to the 2024 Securities Purchase Agreement, until our operating business is able to sustain our operations or until we are able to monetize our investments in equity securities from services performed for clients. As of March 31, 2026, we have the right, in our sole discretion, to sell to AEI Capital, at any time and from time to time prior to December 31, 2026, up to $6.5 million worth of additional shares of common stock under the 2024 Securities Purchase Agreement.

Sources and Uses of Cash

The following table summarizes the net cash and cash equivalents used in operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net cash used in:
Operating activities	$(363,830)	$(107,594)	$(256,236)	238%
Investing activities	-	-	-	-%
Financing activities	(86,997)	(90,278)	3,281	-4%
Net decrease in cash and cash equivalents	$(450,827)	$(197,872)	$(252,955)	128%

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 consists primarily of our net loss of $0.7 million, partially offset by noncash share-based compensation expense of $0.1 million and changes in operating assets and liabilities of $0.2 million. Net cash used in operating activities for the three months ended March 31, 2025 consists primarily of our net loss of $0.4 million, partially offset by noncash share-based compensation expense of $0.1 million and changes in operating assets and liabilities of $0.2 million.

Net cash used in investing activities

There was no cash used in investing activities during the three months ended March 31, 2026 or 2025.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2026 and 2025 consists of scheduled repayments on our short-term insurance financing obligations.

Contractual Commitments

Other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024 but for which we still remain liable to the landlord, we have no other material contractual commitments as of March 31, 2026.

Funding Requirements

Going forward, our primary use of cash is to fund the Company’s revenue growth and operating expenses, including those costs for general administrative, digital investment banking platform development and maintenance and corporate purposes. Our future funding requirements will depend on the costs associated with repositioning our business and complying with our obligations as a public company. We cannot provide any assurances that additional financing will not be required in the future to support our operations, but we intend to use financing opportunities strategically to continue strengthening our financial position and, in the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital, our controlling shareholder, until our operating business is able to sustain our operations.

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

A summary of our significant accounting policies is included in Note 3 “Summary of significant accounting policies” to the accompanying unaudited condensed consolidated financial statements. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. Our critical policies are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

See Note 3 “Summary of significant accounting policies” in this quarterly report on Form 10-Q for a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2026, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

To the best of our knowledge, we are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A. Risk Factors

Reference is made to the Risk Factors included in our annual report on Form 10-K for the year ended December 31, 2025. There have been no material changes from such Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in our Current Report on Form 8-K filed on January 16, 2026, we entered into a share sale agreement with AEI Capital, our controlling stockholder, pursuant to which we acquired all the issued and outstanding ordinary shares of Sun Investment Enterprises Limited (“SIE”). SIE is a holding company that owns all the equity interests of iCapX Sdn. Bhd. (“iCapX”). The contractual purchase price was $12,278,703.08, and we paid the purchase price in January 2026 through the issuance of 2,028,867 shares of common stock at a price of $6.052 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
1.1	Share Sale Agreement, dated December 1, 2025, by and between CapForce Inc. and AEI Capital, Ltd. (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on January 16, 2026).

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on February 27, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2026).

3.2	Amended and Restated Bylaws of CapForce Inc., as effective February 27, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 27, 2026).

10.1	CapForce Inc. 2026 Incentive Compensation Plan, effective February 23, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2026).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPFORCE INC.

By:	/s/ Christian-Laurent Benoit Bonte
Christian-Laurent Benoit Bonte
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

Date:	June 12, 2026