Form 10-Q
period 2026-06-30
CapForce Inc.
filed 2026-08-19
CIK 1293818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-37367

CAPFORCE INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1614015
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Unit L33A-7, Tower A, Menara UOA Bangsar, No. 5, Jalan Bangsar Utama 1, Kuala Lumpur, Malaysia	59000
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (301) 869-9683

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	CFOR	OTC Markets Group, Inc.

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

12,398,054 shares of the Company’s common stock, par value $0.01 per share, were outstanding as of August 18, 2026.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I Item 1A “Risk Factors” of our most recent annual report on Form 10-K. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our liquidity and working capital requirements, including our cash requirements over the next 12 months;

●	our ability to execute upon and achieve the benefits of the Company’s new strategic direction;

●	our ability to identify and realize the benefits of potential strategic transactions, including our recent acquisition of iCapX Sdn. Bhd.;

●	adverse effects on our business condition and results of operations from general economic and market conditions and overall fluctuations in the United States and international markets, including deteriorating market conditions due to investor concerns regarding inflation;

●	the development of an active market for our common stock, which is currently quoted on the OTC Markets Group, Inc. and may have a limited number of market makers and liquidity;

●	the trading market for our common stock on the OTC Markets Group, Inc., where actions by third parties to either sell or purchase our common stock in quantities may have a significant effect on our stock price;

●	our use of proceeds from capital financing transactions;

●	compliance with U.S. and international regulations applicable to our business; and

●	our expectations regarding future revenue and expenses.

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

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CapForce Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$143,781	$531,277
Accounts receivable, net	50,258,621	248,771
Prepaid expenses and other current assets	303,984	208,178
Total current assets	50,706,386	988,226
Property and equipment, net	853,187	928,550
Operating lease right-of-use assets	759,564	786,135
Investment in equity securities	35,000,000	35,000,000
Intangible assets, net	50,000	50,000
Restricted cash	307,697	302,262
Total assets	$87,676,834	$38,055,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,162,758	$1,081,936
Accrued compensation and benefits	46,215	30,208
Accrued liabilities	8,232,390	3,151,485
Short-term insurance financing	208,050	86,997
Current portion of operating lease liabilities	218,087	202,490
Total current liabilities	11,867,500	4,553,116
Operating lease liabilities, net of current portion	1,532,784	1,645,399
Total liabilities	13,400,284	6,198,515

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Series D Preferred Stock, $0.01 par value; 10,000,000 shares authorized; 1,000 designated; 250 shares issued and outstanding at June 30, 2026 and December 31, 2025	2	2
Common stock, $0.01 par value; 100,000,000 shares authorized; 12,398,054 and 10,149,411 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	123,981	101,494
Additional paid-in capital	302,271,230	301,621,893
Common stock issuable	-	11,420
Accumulated deficit	(228,119,955)	(269,880,466)
Accumulated other comprehensive income	1,292	2,315
Total stockholders’ equity	74,276,550	31,856,658
Total liabilities and stockholders’ equity	$87,676,834	$38,055,173

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Listing sponsorship services	$50,000,000	$4,000,000	$50,000,000	$4,000,000
Total revenue	50,000,000	4,000,000	50,000,000	4,000,000

Operating expenses
Cost of services	5,000,000	-	5,000,000	-
Research and development, net	136	-	2,587	-
General and administrative	713,110	594,838	1,510,707	1,108,182
Sales and marketing	390	2,387	5,146	11,889
Total operating expenses	5,713,636	597,225	6,518,440	1,120,071

Operating income	44,286,364	3,402,775	43,481,560	2,879,929

Other income (expense)
Interest and other income, net	94,570	108,843	187,439	226,688
Interest expense	(2,014)	(1,623)	(3,009)	(4,861)
Foreign currency transaction (losses) gains	(4,305)	(3)	(1,946)	103
Total other income (expense)	88,251	107,217	182,484	221,930
Income before income taxes	44,374,615	3,509,992	43,664,044	3,101,859
Provision for income taxes	(1,903,533)	-	(1,903,533)	-
Net income	$42,471,082	$3,509,992	$41,760,511	$3,101,859

Net income allocated to preferred stockholders	(208,279)	(21,166)	(204,795)	(18,705)
Net income available to common stockholders	$42,262,803	$3,488,826	$41,555,716	$3,083,154

Earnings per share attributable to common stockholders
Basic	$3.41	$0.35	$3.43	$0.31
Diluted	$3.38	$0.34	$3.28	$0.30

Weighted average shares outstanding
Basic	12,378,671	10,071,286	12,110,139	10,071,183
Diluted	12,489,103	10,167,567	12,669,141	10,207,942

Net income	$42,471,082	$3,509,992	$41,760,511	$3,101,859
Other comprehensive income (loss) - foreign currency translation	841	-	(1,023)	-
Comprehensive income	$42,471,923	$3,509,992	$41,759,488	$3,101,859

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Preferred Stock		Additional	Common	Accumulated Other Comprehensive
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Stock Issuable	Income (Loss)	Accumulated Deficit	Total
Balances at December 31, 2024	10,070,779	$100,708	250	$2	$300,780,440	$-	$-	$(293,500,522)	$7,380,628
Stock compensation expense	-	-	-	-	81,708	-	-	-	81,708
Issuance of common stock upon vesting of RSUs	507	5	-	-	(5)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(408,133)	(408,133)
Balances at March 31, 2025	10,071,286	100,713	250	2	300,862,143	-	-	(293,908,655)	7,054,203
Stock compensation expense	-	-	-	-	101,250	-	-	-	101,250
Net income	-	-	-	-	-	-	-	3,509,992	3,509,992
Balances at June 30, 2025	10,071,286	$100,713	250	$2	$300,963,393	$-	$-	$(290,398,663)	$10,665,445

Balances at December 31, 2025	10,149,411	$101,494	250	$2	$301,621,893	$11,420	$2,315	$(269,880,466)	$31,856,658
Stock compensation expense	-	-	-	-	111,660	-	-	-	111,660
Issuance of common stock upon vesting of RSUs	189,730	1,897	-	-	(1,897)	-	-	-	-
Common stock issued for acquisition	2,028,867	20,289	-	-	(8,869)	(11,420)	-	-	-
Foreign currency translation	-	-	-	-	-	-	(1,864)	-	(1,864)
Net loss	-	-	-	-	-	-	-	(710,571)	(710,571)
Balances at March 31, 2026	12,368,008	123,680	250	2	301,722,787	-	451	(270,591,037)	31,255,883
Stock compensation expense	-	-	-	-	68,744	-	-	-	68,744
Issuance of common stock upon vesting of RSUs	9,709	97	-	-	(97)	-	-	-	-
Issuance of common stock pursuant to securities purchase agreement, net of issuance costs	20,337	204	-	-	479,796	-	-	-	480,000
Foreign currency translation	-	-	-	-	-	-	841	-	841
Net income	-	-	-	-	-	-	-	42,471,082	42,471,082
Balances at June 30, 2026	12,398,054	$123,981	250	$2	$302,271,230	$-	$1,292	$(228,119,955)	$74,276,550

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$41,760,511	$3,101,859
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	101,934	92,959
Stock compensation expense	180,404	182,958
Changes in operating assets and liabilities:
Accounts receivable	(50,009,850)	(4,009,700)
Prepaid expenses and other current assets	(95,806)	63,130
Deferred offering costs	-	6,269
Intangible assets	-	(12,500)
Accounts payable	2,080,822	52,727
Accrued compensation and benefits	16,007	(33,886)
Accrued liabilities	5,080,905	(6,109)
Operating lease liabilities	(97,018)	(83,044)
Net cash used in operating activities	(982,091)	(645,337)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	480,000	-
Proceeds from short term insurance financing	230,176	284,304
Payments on short term insurance financing	(109,123)	(117,986)
Net cash provided by financing activities	601,053	166,318

Effects of exchange rates on cash	(1,023)	-

Net decrease in cash, cash equivalents and restricted cash	(382,061)	(479,019)
Cash and cash equivalents and restricted cash at beginning of period	833,539	1,612,915
Cash and cash equivalents and restricted cash at end of period	$451,478	$1,133,896

Supplemental disclosure of cash flow information
Cash paid for interest	$3,009	$4,861

See accompanying notes to unaudited condensed consolidated financial statements.

CapForce Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026

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

The Company occupies office space in Washington, D.C. The Company’s subsidiaries, CapForce International, SIE, and iCapX, occupy office space in Kuala Lumpur, Malaysia, under an access and shared services agreement with AEI Capital, the Company’s controlling shareholder. CapForce International (SG) Pte. Ltd. (“CapForce Singapore”) occupies office space in Singapore under a co-working agreement with AEI Capital. The subsidiaries pay nominal fees under their respective arrangements.

The Company operates in one business segment.

Note 2 – Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant losses from operations and negative operating cash flows. Historically, the Company has funded its operations primarily through external investor financing arrangements and strategic actions taken by the Company, but, in the near term, the Company anticipates funding its operations primarily through financing arrangements with AEI Capital until the Company’s operating business is able to sustain its operations. Through the Company’s financing efforts, which consisted of sales of Company common stock in private placements pursuant to securities purchase agreements, the Company received gross proceeds of approximately $0.5 million in the six months ended June 30, 2026 and $0.5 million in the year ended December 31, 2025.

The Company has cash and cash equivalents of approximately $0.1 million as of June 30, 2026.

The Company is a party to a securities purchase agreement, entered into in August 2024, with AEI Capital, pursuant to which the Company may sell, in its sole discretion, shares of common stock to AEI Capital. Through June 30, 2026, the Company received aggregate gross proceeds of approximately $3.0 million under the agreement. The agreement remains effective through December 31, 2026, and, as of June 30, 2026, $6.0 million of capacity remains available (see Note 9). The Company believes that its current cash resources, together with its access to additional capital under this agreement, will be sufficient to fund operations for at least 12 months from the issuance date of these financial statements.

On June 5, 2024, the Company received a letter from the listing staff of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”). The Stockholders’ Equity Rule requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 or to meet alternatives of market value of listed securities or net income from continuing operations, which the Company did not meet. In response to the letter, the Company submitted its plan to regain compliance with the Stockholders’ Equity Rule to the Nasdaq Hearings Panel (the “Panel”) and requested additional time to regain compliance with such rule. On August 16, 2024, following the Panel’s review of the Company’s plan to regain compliance, the Company received a letter (the “Notice”) indicating that the Panel had determined to deny the Company’s request for continued listing on Nasdaq. Pursuant to the Notice, based on the preliminary nature of the Company’s plan, the Panel determined that the Company did not provide a definitive plan evidencing its ability to achieve near- and long-term compliance with the Stockholders’ Equity Requirement. The Notice also provided that the Company’s securities be suspended from trading on the Nasdaq Capital Market at the opening of business on August 20, 2024. The Company submitted its appeal regarding the Panel’s determination on September 13, 2024 and requested that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) review the decision of the Panel. Such appeal stayed the delisting of the Company’s securities with Nasdaq; however, on December 19, 2024, the Listing Council affirmed the decision of the Panel. Although the Company continues to disagree with the Listing Council’s decision, as a result of such decision, Nasdaq ultimately filed a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2025 that removed the Company’s securities from listing on Nasdaq. The Company’s shares of common stock are currently quoted by the OTC Markets Group, Inc. under the symbol “CFOR”. The Company is appealing Nasdaq’s delisting determination to the Commission. The parties have completed their submissions, and the matter is currently under review by the Commission, but no timetable for a final decision has been indicated. If the Company is unsuccessful with its appeal to the Commission, the Company plans to apply for relisting with The Nasdaq Stock Market LLC after meeting the relevant Nasdaq listing requirements. There can be no assurance that the Company will be able to relist with The Nasdaq Stock Market LLC.

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

The accompanying unaudited condensed consolidated financial statements consolidate the operations of all controlled subsidiaries; all intercompany activity is eliminated. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 include the balance sheet and income statement activity for CapForce International, the Company’s wholly-owned subsidiary. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 also include the activity of iCapX, the wholly-owned subsidiary of SIE which was acquired in December 2025, and CapForce Singapore, which was established in December 2025, both of which are wholly-owned subsidiaries of the Company.

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

At June 30, 2026 and December 31, 2025, the Company had restricted cash totaling $307,697 and $302,262, respectively, which are required as collateral for letters of credit benefiting landlords and an information technology vendor.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$143,781	$831,634
Restricted cash	307,697	302,262
Total cash and cash equivalents and restricted cash in the unaudited condensed consolidated statements of cash flows	$451,478	$1,133,896

Accounts Receivable and Credit Concentration

The Company’s accounts receivable result from revenues earned but not yet collected from customers. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers. The Company evaluates if an allowance is necessary by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. If amounts become uncollectible, they are charged to operations when that determination is made. The allowance for credit losses was $0 as of June 30, 2026 and December 31, 2025.

At June 30, 2026, the Company had accounts receivable from one customer that individually represented 99% of total accounts receivable. At December 31, 2025, the Company had accounts receivable from two customers that individually represented 80% and 19% of total accounts receivable, respectively. For each of the three and six month periods ended June 30, 2026 and 2025, all revenue earned in the applicable period was from a single customer. The customer from which all revenue was generated in 2026 was different from the customer from which all revenue was generated in 2025.

As of June 30, 2026, $50.0 million of the Company’s accounts receivables relate to equity securities to be issued by a privately held entity (“Client B”). In the second quarter of 2026, CapForce International performed part of its listing sponsorship and consulting services and completed the first performance obligation, pursuant to its agreement with Client B, earning compensation of $50.0 million in the client’s equity (see Note 4).

Investments in Equity Securities

The Company currently has a single investment in equity securities issued by a privately held entity (“Client A”). The Company has elected to account for this investment using the measurement alternative as the investment does not have a readily determinable fair value. Pursuant to this alternative, the investment is carried at its estimated fair value calculated as its cost minus any impairment. The Company will adjust the investment to fair value only when it identifies observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company will evaluate the investment at each reporting period to determine whether the investment is impaired.

Inventory

Inventory is entirely comprised of the remaining Unyvero system instruments and components and is valued using the first in, first out cost method and stated at the lower of cost or net realizable value. The inventory of approximately $1.2 million at both June 30, 2026 and December 31, 2025 is fully reserved given the uncertainty surrounding the net realizable value.

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

Cost of Services

Cost of services are expensed as incurred. Cost of services are primarily subcontractor, advisor, and service provider fees and technology infrastructure costs associated with providing our services. As the Company is not a registered investment bank, certain investment banking activities required in connection with the Company’s listing consultancy and sponsorship services are performed by the European Credit Investment Bank (“ECIB”), a registered investment bank, on the Company’s behalf. The fees payable to ECIB are calculated based on a percentage of revenues earned by the Company in connection with the related advisory services. The consideration payable to ECIB represents costs directly attributable to the provision of the Company’s advisory services and is therefore recognized as cost of services.

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

Net Income (Loss) Per Share

In periods of net loss, basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s Series D convertible preferred stock contains non-forfeitable rights to dividends, and is therefore considered to be a participating security in the periods in which it is outstanding; in periods of net income, the calculation of basic earnings per share excludes from the numerator net income attributable to the preferred stock and excludes the impact of those shares from the denominator.

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

The Company calculated basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025 as follows:

	Basic		Diluted
	Three months ended June 30,		Three months ended June 30,
	2026	2025	2026	2025
Net income	$42,471,082	$3,509,992	$42,471,082	$3,509,992
Net income allocated to preferred stock	(208,279)	(21,166)	(206,449)	(20,967)
Net income available to common stockholders	$42,262,803	$3,488,826	$42,264,633	$3,489,025

Basic weighted average shares outstanding	12,378,671	10,071,286	12,378,671	10,071,286
Dilutive effect of stock purchase warrants			84,926	55,424
Dilutive effect of restricted stock units			25,506	40,857
Dilutive weighted average shares outstanding			12,489,103	10,167,567

Earnings per share	$3.41	$0.35	$3.38	$0.34

	Basic		Diluted
	Six months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$41,760,511	$3,101,859	$41,760,511	$3,101,859
Net income allocated to preferred stock	(204,795)	(18,705)	(196,001)	-
Net income available to common stockholders	$41,555,716	$3,083,154	$41,564,510	$3,101,859

Basic weighted average shares outstanding	12,110,139	10,071,183	12,110,139	10,071,183
Dilutive effect of stock purchase warrants			554,262	-
Dilutive effect of preferred stock			-	61,100
Dilutive effect of restricted stock units			4,740	75,659
Dilutive weighted average shares outstanding			12,669,141	10,207,942

Earnings per share	$3.43	$0.31	$3.28	$0.30

The number of anti-dilutive shares consisting of common shares underlying (i) common stock options, (ii) restricted stock units, (iii) preferred stock and (iv) stock purchase warrants, which have been excluded from the computation of diluted income per share because their effect was anti-dilutive, was 1.2 million and 1.4 million shares as of June 30, 2026 and 2025, respectively.

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

Note 4 – Revenue from Contracts with Customers and Cost of Services

The Company provides listing sponsorship and consulting services to growth-stage private companies. During the three and six months ended June 30, 2026 and 2025, the Company earned $50.0 million and $4.0 million, respectively, in equity securities, in listing sponsorship services revenue. The revenues recognized in each of these periods relate to separate customer contracts, under which the respective performance obligations were satisfied during the applicable period.

As the Company is not a registered investment bank, certain investment banking activities required in connection with the Company’s listing consultancy and sponsorship services are performed by the ECIB, a registered investment bank, on the Company’s behalf. The fees payable to ECIB are calculated based on a percentage of revenues earned by the Company in connection with the related advisory services. The consideration payable to ECIB represents costs directly attributable to the provision of the Company’s advisory services and is therefore recognized as cost of services.

Client A

In January 2024, AEI Capital, the Company’s controlling stockholder, entered into an advisory engagement with Client A, a privately held company, pursuant to which AEI Capital became entitled to advisory fees consisting of equity interests representing 3.5% of the client’s outstanding equity, valued at $35.0 million, and cash consideration of $200,000. In October 2024, CapForce International entered into an assignment agreement with AEI Capital pursuant to which AEI Capital assigned to CapForce International a portion of AEI Capital’s rights and obligations under the engagement, including advisory fees consisting of equity interests representing 2.1% of the client’s outstanding equity and cash consideration of $120,000. Following the assignment, CapForce International satisfied the first performance obligation under the engagement during the fourth quarter of 2024 and earned equity consideration with a fair value of $5.0 million. During the second quarter of 2025, CapForce International satisfied another performance obligation under the engagement and earned additional equity consideration with a fair value of $4.0 million.

On December 1, 2025, the Company acquired all the issued and outstanding shares of Sun Investment Enterprises Limited, or SIE, a holding company that owns iCapX Sdn. Bhd. (“iCapX”), a Malaysia-based provider of cap table management fintech platform services and related corporate advisory services. Prior to the acquisition, iCapX had been assigned a portion of the advisory engagement described above, consisting of advisory fees equivalent to 1.4% of the client’s outstanding equity interests and cash consideration of $80,000. On December 30, 2025, iCapX assigned its rights and obligations under that portion of the engagement to CapForce International. During the fourth quarter of 2025, CapForce International satisfied the remaining performance obligations under the engagement and earned aggregate equity consideration with a fair value of $26.0 million, consisting of $12.0 million attributable to the original 2.1% interest previously assigned to CapForce International by AEI Capital and $14.0 million attributable to the separate 1.4% interest assigned by iCapX. CapForce International also earned aggregate cash consideration of $200,000, consisting of $120,000 attributable to the original assignment by AEI Capital and $80,000 attributable to the separate assignment by iCapX (see Notes 5 and 12).

In connection with the Company’s advisory services for Client A, pursuant to a services agreement between CapForce International and the ECIB, CapForce International owes ECIB $3,020,000 in shares of the client’s equity for its investment banking services. Such amount remains accrued and unpaid as of June 30, 2026.

Client B

In June 2026, CapForce International entered into an advisory engagement with Client B, a privately held company, pursuant to which CapForce International became entitled to advisory fees consisting of equity interests representing 4.0% of the client’s outstanding equity, valued at $200.0 million, and cash consideration of $200,000. During the second quarter of 2026, CapForce International satisfied the first performance obligation under the engagement and earned equity consideration with a fair value of $50.0 million (see Note 5). At June 30, 2026, the Company recorded the earned equity consideration within accounts receivable in the unaudited condensed consolidated financial statements as the shares were not yet received. The equity consideration to be provided is in exchange for services rendered and represents a non-controlling equity interest in a privately held entity.

In connection with the Company’s advisory services for Client B, pursuant to a services agreement between CapForce International and the ECIB, CapForce International owes ECIB $5.0 million in shares of the client’s equity for its investment banking services. Such amount remains accrued and unpaid as of June 30, 2026.

The CEO of AEI Capital and former CEO and current Chairman of the Board of Directors of CapForce Inc., serves as a member of the Board of Directors of both advisory engagement clients (Clients A and B), making each client a related party. The agreements between the clients, AEI Capital, and the Company’s subsidiaries were conducted in the ordinary course of business and on terms the Company believes are comparable to those with unrelated third parties. The Company’s management and Board of Directors have evaluated the relationships and concluded that appropriate governance and conflict of interest procedures were followed.

Note 5 – Investment in Equity Securities

At June 30, 2026 and December 31, 2025, the Company held an investment in the equity securities of Client A valued at $35.0 million, which is classified as a non-current asset on the accompanying unaudited condensed consolidated balance sheet. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity.

Client A

The Company estimated the fair value of the investment based on an anticipated public listing event by Client A expected to occur within the next twelve months. The estimated valuation is derived from pricing and valuation metrics provided by the issuer and underwriters in connection with the planned public listing event. This estimate is subject to significant judgment and market risk and is not based on observable inputs. In the event the public listing event valuation results in proceeds to the Company of less than $35.0 million for these shares of equity securities, Client A has contractually agreed to issue additional shares to the Company to ensure that the total value of the equity consideration received equals $35.0 million. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. As of June 30, 2026, no fair value adjustments have been recognized, nor have there been any impairment charges. This investment is considered a financial asset that is measured at fair value on a non-recurring basis.

Client B

The Company estimated the fair value of the equity consideration based on an anticipated public listing event by Client B. The estimated valuation is derived from pricing and valuation metrics provided by Client B in connection with the planned public listing event. This estimate is subject to significant judgment and market risk and is not based on observable inputs. Assuming the completion of all performance obligations, in the event the public listing event results in proceeds to the Company of less than $200.0 million for these shares of equity securities, Client B contractually agreed to either provide cash as fees or issue additional shares to the Company to ensure that the total value of the equity portion of the consideration received equals $200.0 million.

Note 6 – Fair Value Measurements

The carrying value of short-term instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments. The Company has elected to account for its investment in Client A using the measurement alternative and this investment is considered a financial instrument accounted for at fair value on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a three-level valuation hierarchy for disclosures of fair value measurements, defined as follows:

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

For the six months ended June 30, 2026 and 2025, the Company has not transferred any assets between fair value measurement levels.

Financial assets and liabilities measured at fair value on a recurring basis

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis.

Financial assets and liabilities carried at fair value on a non-recurring basis

As disclosed in Note 5, as of June 30, 2026 and 2025, the Company held an investment in equity securities of Client A valued at $35.0 million and $5.0 million, respectively, which is classified as a non-current asset on the accompanying unaudited condensed consolidated balance sheets. The investment was received as consideration for services rendered and represents a non-controlling equity interest in a privately held entity. The Company accounts for this investment under ASC 321, Investments – Equity Securities. Since the equity securities do not have a readily determinable fair value, the Company has elected the measurement alternative and, accordingly, it is carried at its estimated fair value calculated as its cost less any impairment charges until such time as there is evidence of an orderly transaction. No fair value adjustments have been recognized, nor have there been any impairment charges for the periods presented.

Non-financial assets and liabilities carried at fair value on a recurring basis

The Company does not have any non-financial assets or liabilities measured at fair value on a recurring basis.

Non-financial assets and liabilities carried at fair value on a non-recurring basis

The Company measures its long-lived assets, including property and equipment and lease assets, at fair value on a non-recurring basis when a triggering event requires such evaluation. During the six months ended June 30, 2026 and 2025, the Company did not record any impairment charges.

Note 7 – Short-Term Insurance Financing

In May 2026, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of May 2026 through May 2027. The agreement provides for financing of approximately $230,000 of the premium, which financing will be repaid in 10 equal monthly installments of approximately $24,000 each through March 2027 and accrues interest at 10.5%.

In May 2025, the Company entered into an agreement to finance a portion of the premium for its directors and officers insurance policy for the policy period of May 2025 through May 2026. The agreement provided for financing of approximately $284,000 of the premium, which financing will be repaid in 10 equal monthly installments of approximately $29,000 each through March 2026 and accrued interest at 6.85%. The loan was paid in full as of March 31, 2026.

Interest expense on short term insurance financing was $2,014 and $3,009 for the three and six months ended June 30, 2026, respectively, and $1,623 and $4,861 for the three and six months ended June 30, 2025, respectively.

Note 8 – Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Accrued service fees	$8,020,000	$3,020,000
Accrued other	212,390	131,485
Total accrued liabilities	$8,232,390	$3,151,485

Note 9 – Stockholders’ Equity

Common Stock

As of June 30, 2026, the Company had 100,000,000 shares of authorized common stock, of which 12,398,054 shares were issued and outstanding.

Preferred Stock

As of June 30, 2026, the Company had 10,000,000 shares of authorized preferred stock, of which 1,000 shares were designated as Series D Preferred Stock, of which 250 shares were issued and outstanding.

In October 2023, the Company entered into a Preferred Stock Purchase Agreement (the “October 2023 Purchase Agreement”) with a single investor, pursuant to which the Company agreed to issue and sell to the investor in a private placement (the “Private Placement”) 1,000 shares of the Company’s Series D Preferred Stock, par value $0.01 per share (the “Preferred Stock”) at a price of $1,000 per share for expected aggregate gross proceeds of $1.0 million before deducting offering expenses. The investor funded $250,000 of the purchase price under the October 2023 Purchase Agreement in November 2023 and was issued 250 shares in consideration for the partial payment. As of June 30, 2026, all 250 Series D Preferred Shares remain outstanding and the remaining $750,000 of the purchase price remains unpaid. The Company reserves all rights and remedies arising from the investor’s failure to close the transaction, and the Company continues to consider the investor in breach of the Purchase Agreement until the remaining amount is paid in full.

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

AEI Capital Transactions

In 2024, the Company entered into a Securities Purchase Agreement, as amended (the “2024 Securities Purchase Agreement”) with AEI Capital, pursuant to which the Company has the right, in its sole discretion, to sell to AEI Capital, shares of common stock, par value $0.01 per share, of the Company having an aggregate value of up to $9.0 million through December 31, 2026. The Company controls the timing and amount of any sales of shares pursuant to the 2024 Securities Purchase Agreement. During 2024, the Company sold 1,079,109 shares of common stock to AEI Capital for gross proceeds of $2.0 million before deducting offering expenses, and, during 2025, the Company sold 78,125 shares of common stock to AEI Capital for gross proceeds of $0.5 million before deducting offering expenses. During the six months ended June 30, 2026, the Company sold 20,337 shares of common stock to AEI Capital for gross proceeds of $480,000 before deducting offering expenses. Accordingly, as of June 30, 2026, the Company has the right, in its sole discretion, to sell to AEI Capital, at any time and from time to time prior to December 31, 2026, up to approximately $6.0 million worth of additional shares of common stock under the 2024 Securities Purchase Agreement.

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

Stock Purchase Warrants

The Company has historically issued common stock purchase warrants in connection with various equity or debt offerings or development agreements. These issuances include entering into inducement agreements with holders of existing warrants whereby terms are amended or additional warrants are issued in order to induce exercise of the existing warrants. The Company did not issue any common stock warrants nor were any warrants exercised in the three or six months ended June 30, 2026 or the year ended December 31, 2025.

At June 30, 2026 and December 31, 2025, the following warrants to purchase shares of common stock were outstanding:

			Outstanding at
	Exercise		June 30,	December 31,
Issuance	Price	Expiration	2026	2025
November 2020	$504.40	May 2026	-	1,211
February 2021	$780.00	August 2026	2,084	2,084
May 2023	$7.79	February 2031	889,274	889,274
October 2023	$3.36	April 2029	200,000	200,000
			1,091,358	1,092,569

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

2026 Stock Incentive Plan

In February 2026, the Company adopted, and the Company’s stockholders approved, the 2026 Stock Incentive Plan (the “2026 Plan”). Under the 2026 Plan, 1,000,000 shares of the Company’s common stock were made available for issuance, subject to adjustments for stock dividends, stock splits, reverse stock splits, share combinations, recapitalizations, mergers, consolidations, spin-offs, split-ups, reorganizations, rights offerings, liquidations, or any similar change event by the Company. Under the 2026 Plan, the Company is authorized to grant stock options, stock appreciation rights, restricted stock and other stock-based awards. The 2026 Plan includes an evergreen provision providing for an automatic annual increase in the shares of common stock available for issuance under the 2026 Plan over the next 10 years in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. Pursuant to the evergreen provision, the number of shares available for issuance under the 2026 Plan shall automatically increase on January 1st of each year for a period of 9 years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, provided that the Company’s board of directors may decide, prior to the first day of any calendar year, that there shall be no increase in the shares available for issuance under the 2026 Plan for such calendar year or that the increase shall be a lesser number of shares than otherwise provided under the evergreen provision. In the event of any stock dividend, stock split, reverse stock split, share combination, recapitalization, merger, consolidation, spin-off, split-up, reorganization, rights offering, liquidation, or any similar change event of or by the Company, appropriate adjustments will be made to any outstanding awards under the 2026 Plan. Shares available for awards under the 2026 Plan may be either newly-issued shares or treasury shares.

Share-Based Compensation

During the three months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $68,744 and $101,250, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized share-based compensation expense of $180,404 and $182,958, respectively. Share-based compensation expense is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Stock Options

As of June 30, 2026, the Company does not have any unrecognized expense related to its stock options.

During the six months ended June 30, 2026 and 2025, no options were granted, forfeited or expired.

The Company had stock options to acquire 138 shares of common stock outstanding at June 30, 2026.

Restricted Stock Units

During the fourth quarter of 2025, the Company entered into restricted stock unit agreements with certain officers and directors granting the recipients the right to receive an aggregate of 30,553 shares of common stock upon vesting. Such grants were contingent upon stockholder approval of the Company’s 2026 equity plan. Since the 2026 equity plan was not approved until the Company’s 2025 Annual Meeting of Stockholders in February 2026, the Company did not record the awards as outstanding or recognize any related stock-based compensation expense as of December 31, 2025. Upon stockholder approval in February 2026, the awards were recognized as outstanding and the related cumulative stock-based compensation expense was recognized.

During the six months ended June 30, 2026, no restricted stock units were granted or forfeited, and 9,709 restricted stock units vested. During the six months ended June 30, 2025, 19,418 restricted stock units were granted, 507 restricted stock units vested, and no restricted stock units were forfeited. The Company had 40,262 restricted stock units outstanding as of June 30, 2026.

As of June 30, 2026, there was approximately $115,000 of unrecognized compensation costs related to restricted stock units, which are expected to be recognized over a weighted average period of 0.4 years.

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

Leases

The Company has a continuing liability under its former headquarters’ office lease, which lease was assigned to a third party in April 2024 but for which it remains liable to the landlord. Maturities under this lease by year as of June 30, 2026 are as follows:

Maturity of Lease Liabilities	Total
2026 (July to December)	$190,839
2027	388,682
2028	399,388
2029	410,397
2030	421,709
Thereafter	506,194
Total lease payments	2,317,209
Less: interest	(566,338)
Present value of lease liabilities	$1,750,871

For the three and six months ended June 30, 2026, lease costs of approximately $58,000 and $117,000, respectively, are classified as operating expenses in the unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2025, lease costs of approximately $58,000 and $117,00, respectively, are classified as operating expenses in the unaudited condensed consolidated statements of operations.

The remaining term of the lone operating lease as of June 30, 2026 is 5.7 years and reflects a discount rate of 10%. In the six months ended June 30, 2026 and 2025, cash paid for amounts under the lone operating lease was $116,992 and is classified as cash used in operating activities in each period.

Note 11 – Joint Venture

In April 2025, CapForce International entered into a Joint Venture Agreement (the “JV Agreement”) with the ECIB, a full-fledged, global facing mid-shore investment bank in Labuan, Malaysia licensed by the Labuan Financial Services Authority, pursuant to which the parties agreed to form a joint venture company named CapForce EC Capital Markets Ltd. (the “Joint Venture”) for purposes of developing and operating a stock trading platform (the “Trading Platform”) and digital investment banking platform across Asia and the rest of the world (the “Digital IB Platform,” and together with the Trading Platform, the “Platforms”). The Platforms encompass (i) a community-focused cross-border stock trading platform; (ii) a fintech-enabled cap table management platform; and (iii) an advanced computational model-enabled investment banking advisory platform for public listing sponsorship and wealth management. Pursuant to the JV Agreement, CapForce International will own 49% of the outstanding equity interests of the Joint Venture, and ECIB will own 51% of the outstanding equity interests of the Joint Venture. Under the JV Agreement, the parties agreed to strategically collaborate in order to develop the Platforms. The parties agreed to equally split all profits earned by the Joint Venture and all capital expenditures and operating expenses in the development and operation of the Trading Platform. With respect to operations unrelated to the Trading Platform, CapForce International will be entitled to receive 80% of the profits of the Joint Venture if the Joint Venture’s revenues are less than $10.0 million or 90% of the profits of the Joint Venture if its revenues exceed $10.0 million. The JV Agreement includes customary representations, warranties, covenants and agreements of the parties, including relating to the responsibilities and obligations of each party in managing and governing the Joint Venture. In particular, CapForce International will have the right to appoint two directors to the board of directors of the Joint Venture, and ECIB will have the right to appoint one director to the board of directors of the Joint Venture. In the JV Agreement, ECIB granted CapForce International an option to purchase between 11% and 30% of the equity interests of ECIB held in the Joint Venture. The purchase price for such option and the actual amount of equity interests must be mutually agreed upon by the parties. Upon the formation of the Joint Venture, CapForce International will retain contractual control over the Joint Venture, including for accounting consolidation purposes. As of June 30, 2026, there has not been any activity pursuant to this JV Agreement.

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

The acquisition is deemed to be a reorganization of entities under common control. Consequently, the transaction is accounted for using the carrying value of the assets and liabilities of iCapX as of the acquisition date as follows:

Assets Acquired and Liabilities Assumed	Fair Value
Assets and liabilities
Cash	$519
Other current and non-current assets	56,209
Accounts payable	(1,059)
Other current liabilities	(44,249)
Total assets and liabilities	$11,420

Equity
Share capital	$(22,497)
Retained earnings	11,077
Total equity	$(11,420)

Note 13 – Income Taxes

Basis of the interim provision

The Company computes its provision for income taxes for interim periods by applying an estimated annual effective tax rate to income before income taxes for the year-to-date period, adjusted for discrete items recognized in the period, in accordance with ASC 740-270, Income Taxes — Interim Reporting. The estimated annual effective tax rate is reassessed each quarter and reflects the Company’s forecast of full-year ordinary income, the statutory rates in the jurisdictions in which it operates, permanent differences, and the expected utilization of tax attributes.

Provision for income taxes and effective tax rate

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income before income taxes	$44,374,615	$3,509,992	$43,664,044	$3,101,859
Provision for income taxes	(1,903,533)	-	(1,903,533)	-
Net income	$42,471,082	$3,509,992	$41,760,511	$3,101,859
Effective tax rate	4.3%	0.0%	4.4%	0.0%

The provision for income taxes was $1.9 million for each of the three and six months ended June 30, 2026, compared with no provision recorded for the three and six months ended June 30, 2025. The effective tax rate was 4.3% for the three months ended June 30, 2026 and 4.4% for the six months then ended, compared with 0.0% for the corresponding periods of 2025. No provision was recorded in the first quarter of 2026; accordingly, the entire year-to-date provision was recognized in the second quarter.

Estimated annual effective tax rate

The Company’s estimated annual effective tax rate for the year ending December 31, 2026 is 4.4%, compared with the U.S. federal statutory rate of 21%. The principal differences between the two rates are the following:

●	the utilization of U.S. federal net operating loss carryforwards against current-year taxable income, together with the corresponding reduction in the valuation allowance;

●	earnings of CapForce International, the Company’s Malaysian subsidiary, taxed at a statutory rate below the U.S. federal statutory rate;

●	U.S. taxation of Subpart F income of CapForce International under Section 951 of the Code, and the related gross-up under Section 78 of the Code; and

●	foreign tax credits claimed under Section 960 of the Code against the U.S. liability arising on that inclusion.

The Company’s income before income taxes for the periods presented is derived substantially from listing sponsorship services performed by CapForce International during the second quarter of 2026. Because the Company’s results are transaction-driven and the timing of such transactions is not predictable, the estimated annual effective tax rate may change significantly in subsequent interim periods.

Discrete items

No discrete tax expense or benefit was recognized in the three months ended June 30, 2026 or in the three months ended June 30, 2025.

Valuation allowance

The Company maintains a valuation allowance against substantially all of its U.S. deferred tax assets. Activity in the valuation allowance is summarized below:

Valuation allowance at December 31, 2025	$102,791,983
Reduction on utilization of net operating loss carryforwards	(14,376,092)
Additional release recognized	-
Estimated valuation allowance at June 30, 2026	$88,415,891

In assessing the realizability of its deferred tax assets, the Company weighed all available positive and negative evidence, including its recent history of reported income, the transaction-driven nature of that income, the continuing operating losses of its recurring business, and the magnitude of its net operating loss carryforwards relative to demonstrated taxable income. On the basis of that evidence, the Company concluded that it is not more likely than not that its remaining U.S. deferred tax assets will be realized, and no additional release of the valuation allowance was recognized during the period. The Company reassesses this conclusion each reporting period. A change in judgment regarding the realizability of these deferred tax assets could result in a material adjustment to the provision for income taxes in the period in which the change occurs.

Foreign operations

The Company conducts its foreign operations through multiple international subsidiaries, including CapForce International, a Malaysian subsidiary through which it earned income. Income earned by CapForce International is subject to Malaysian income tax and is also included in the Company’s U.S. taxable income as Subpart F income under Section 951 of the Code. The Company claims foreign tax credits under Section 960 of the Code against the U.S. tax liability arising from such inclusion, subject to the limitation imposed by Section 904 of the Code.

The Company intends to indefinitely reinvest the undistributed earnings of CapForce International outside the United States. Accordingly, in accordance with ASC 740-30-25-17, the Company has not recorded a deferred tax liability on the outside basis difference in that subsidiary.

Earnings of CapForce International that have been included in the Company’s U.S. taxable income under Section 951 of the Code constitute previously taxed earnings and profits under Section 959 of the Code and would not be subject to further U.S. federal income tax upon distribution. Malaysia does not impose withholding tax on dividends under its single-tier system. Any residual tax arising on a distribution would therefore consist principally of state income tax and foreign currency gain or loss recognized under Section 986(c) of the Code.

Determination of the amount of unrecognized deferred tax liability related to the undistributed earnings of CapForce International is not practicable.

Unrecognized tax benefits

The Company had no unrecognized tax benefits at June 30, 2026 or at December 31, 2025, and no unrecognized tax benefits were recognized or derecognized during the three or six months ended June 30, 2026.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. No interest or penalties were accrued at June 30, 2026 or at December 31, 2025, and none were recognized during the periods presented.

The Company does not expect the amount of its unrecognized tax benefits to change materially within the next twelve months.

Tax years subject to examination

The Company files income tax returns in the U.S. federal jurisdiction, the State of Maryland, and Malaysia. Tax years 2023 through 2025 remain subject to examination in these jurisdictions.

In addition, tax years prior to 2023 may be subject to examination by the U.S. federal and state taxing authorities to the extent of net operating loss carryforwards generated in those years that are utilized in years that remain open.

The Company is not currently under examination by any taxing authority.

Note 14 – Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to August 19, 2026, the date that the unaudited condensed consolidated financial statements are issued.

Other than as disclosed in this Note 14 and as may be disclosed elsewhere in the notes to the accompanying unaudited condensed consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

In July and August 2026, pursuant to the 2024 Securities Purchase Agreement with AEI Capital that permits the Company, in its sole discretion, to sell shares of common stock to AEI Capital, the Company sold 9,696 and 23,529 shares of common stock, respectively, to AEI Capital for gross proceeds, in total, of $320,000 before deducting offering expenses. The agreement remains effective through December 31, 2026, and, with these sales, approximately $5.7 million of capacity remains available.

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

Cost of Services and Operating Expenses

Our cost of services are primarily subcontractor, advisor, and service provider fees and technology infrastructure costs associated with providing our services. As the Company is not a registered investment bank, certain investment banking activities required in connection with the Company’s listing consultancy and sponsorship services are performed by the European Credit Investment Bank (“ECIB”), a registered investment bank, on the Company’s behalf. The fees payable to ECIB are calculated based on a percentage of revenues earned by the Company in connection with the related advisory services. The consideration payable to ECIB represents costs directly attributable to the provision of the Company’s advisory services and is therefore recognized as cost of services.

Research and development expenses consist of fees to develop, expand and innovate our digital investment banking platform, and selling, general, and administrative expenses consist of public company costs, salaries, and related costs for administrative and business development purposes.

Results of operations for the three months ended June 30, 2026 and 2025

Revenues

We recognized revenue in the three months ended June 30, 2026 and 2025 of $50.0 million and $4.0 million, respectively, in equity securities, from our listing sponsorship and consulting services, as CapForce International completed performance obligations within client advisory agreements. The revenues recognized in each of these periods relate to separate customer contracts, under which the respective performance obligations were satisfied during the applicable period.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of services	$5,000,000	$-	$5,000,000	100%
Research and development	136	-	136	100%
General and administrative	713,110	594,838	118,272	20%
Sales and marketing	390	2,387	(1,997)	-84%
Total operating expenses	$5,713,636	$597,225	$5,116,411	857%

The Company’s total operating expenses for the three months ended June 30, 2026 increased from $0.6 million to $5.7 million, when compared to the same period in 2025. This increase is primarily attributable to:

●	Cost of services increased for the quarter ended June 30, 2026 compared to the same period in 2025. The increase is attributable to fees payable to the ECIB for its investment banking services provided in connection with the Company’s revenue contract;

●	General and administrative expenses increased for the quarter ended June 30, 2026 compared to the same period in 2025. The increase is primarily attributable to the recognition of Board of Directors compensation expense, compared to no such expense in the prior-year period, as well as increased legal expenses; and

●	Research and development and sales and marketing expenses experienced significant percentage changes for the quarter ended June 30, 2026 compared to the same period in 2025; however, the related dollar changes were not material and did not have a significant impact on our results of operations.

Other Income (Expense)

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest and other income	$94,570	$108,843	$(14,273)	-13%
Interest expense	(2,014)	(1,623)	(391)	24%
Foreign currency transaction losses	(4,305)	(3)	(4,302)	143400%
Total other income (expense)	$88,251	$107,217	$(18,966)	-18%

Our total other income for the three months ended June 30, 2026 decreased by approximately $19,000 when compared to the same period in 2025 primarily due to a decrease in interest income attributable to lower average cash balances and lower prevailing interest rates compared to the prior-year period.

Results of operations for the six months ended June 30, 2026 and 2025

Revenues

We recognized revenue in the six months ended June 30, 2026 and 2025 of $50.0 million and $4.0 million, respectively, in equity securities, from our listing sponsorship and consulting services, as CapForce International completed performance obligations within client advisory agreements. The revenues recognized in each of these periods relate to separate customer contracts, under which the respective performance obligations were satisfied during the applicable period.

Operating Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Cost of services	$5,000,000	$-	$5,000,000	100%
Research and development	2,587	-	2,587	100%
General and administrative	1,510,707	1,108,182	402,525	36%
Sales and marketing	5,146	11,889	(6,743)	-57%
Total operating expenses	$6,518,440	$1,120,071	$5,398,369	482%

The Company’s total operating expenses for the six months ended June 30, 2026 increased from $1.1 million to $6.5 million, when compared to the same period in 2025. This increase is primarily attributable to:

●	Cost of services increased for the six months ended June 30, 2026 compared to the same period in 2025. The increase is attributable to fees payable to the ECIB for its investment banking services provided in connection with the Company’s revenue contract;

●	General and administrative expenses increased for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily attributable to the recognition of Board of Directors compensation expense, compared to no such expense in the prior-year period, as well as costs associated with the Company’s stockholder meeting and increased legal expenses; and

●	Research and development and sales and marketing expenses experienced significant percentage changes for the six months ended June 30, 2026 compared to the same period in 2025; however, the related dollar changes were not material and did not have a significant impact on our results of operations.

Other Income (Expense)

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Interest and other income	$187,439	$226,688	$(39,249)	-17%
Interest expense	(3,009)	(4,861)	1,852	-38%
Foreign currency transaction (losses) gains	(1,946)	103	(2,049)	-1989%
Total other income (expense)	$182,484	$221,930	$(39,446)	-18%

Our total other income for the six months ended June 30, 2026 decreased by approximately $39,000 when compared to the same period in 2025 primarily due to a decrease in interest income attributable to lower average cash balances and lower prevailing interest rates compared to the prior-year period.

Income Taxes

We recorded a provision for income taxes of $1.9 million for the three months ended June 30, 2026, compared with no provision for the three months ended June 30, 2025. The increase is attributable to the revenues of CapForce International during the quarter, which generated taxable income in both Malaysia and, through the Subpart F regime, the United States.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $0.1 million compared to $0.5 million at December 31, 2025. Historically, we have funded our operations primarily through external investor financing arrangements and strategic actions taken by us. We generated $480,000, $0.5 million and $5.0 million of gross proceeds from the sale of our securities in six months ended June 30, 2026, and the years ended December 31, 2025 and 2024, respectively.

In the near term, we anticipate funding our operations primarily through financing arrangements with AEI Capital, including pursuant to the 2024 Securities Purchase Agreement, until our operating business is able to sustain our operations or until we are able to monetize our investments in equity securities. As of June 30, 2026, we have the right, in our sole discretion, to sell to AEI Capital, at any time and from time to time prior to December 31, 2026, up to $6.0 million worth of additional shares of common stock under the 2024 Securities Purchase Agreement.

Sources and Uses of Cash

The following table summarizes the net cash and cash equivalents (used in) provided by operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(982,091)	$(645,337)	$(336,754)	52%
Investing activities	-	-	-	-%
Financing activities	601,053	166,318	434,735	261%
Net decrease in cash and cash equivalents	$(381,038)	$(479,019)	$97,981	-20%

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 consists primarily of our net income of $41.8 million and noncash share-based compensation expense of $0.2 million, reduced by changes in operating assets and liabilities of $43.0 million. Net cash used in operating activities for the six months ended June 30, 2025 consists primarily of our net income of $3.1 million and noncash share-based compensation expense of $0.2 million, reduced by changes in operating assets and liabilities of $4.0 million.

Net cash used in investing activities

There was no cash used in investing activities during the six months ended June 30, 2026 or 2025.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 consists of proceeds from the issuance of common stock in connection with the August 2024 Securities Purchase Agreement with AEI Capital in addition to proceeds, net of payments, related to our short-term insurance financing. Net cash provided by financing activities for the six months ended June 30, 2025 consists of proceeds, net of payments, related to our short-term insurance financing.

Contractual Commitments

Other than the continuing liability under our former headquarters’ office lease, which lease was assigned to a third party in April 2024 but for which we still remain liable to the landlord, we have no other material contractual commitments as of June 30, 2026.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding disclosure. Based on their evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

For the quarter ended June 30, 2026, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Current Reports on Form 8-K filed on August 22, 2024 and December 23, 2025, the Company entered into a securities purchase agreement with AEI Capital Ltd., the controlling stockholder of the Company, pursuant to which the Company has the right, in its discretion, to sell to AEI Capital Ltd., shares of common stock having an aggregate value of up to $9.0 million. During the three months ended June 30, 2026, the Company sold an aggregate of 20,337 shares of common stock for gross proceeds of approximately $0.5 million pursuant to the securities purchase agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPFORCE INC.

By:	/s/ John Tan Honjian
John Tan Honjian
Chairman of the Board of Directors

Date:	August 19, 2026